Form 10-Q
period 2021-09-30
Liberty Global plc
filed 2021-11-03
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding ordinary shares of Liberty Global plc as of October 29, 2021 was: 176,880,589 class A ordinary shares, 12,930,839 class B ordinary shares and 353,109,359 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2021	December 31, 2020
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$766.2	$1,327.2
Trade receivables, net	943.1	1,078.4
Short-term investments (measured at fair value on a recurring basis) (note 5)	2,511.4	1,600.2
Current assets of discontinued operations (note 4)	907.7	980.1
Other current assets (notes 3, 4, 5 and 6)	833.1	816.5
Total current assets	5,961.5	5,802.4
Investments and related notes receivable (including $2,286.9 million and $1,865.8 million, respectively, measured at fair value on a recurring basis) (note 5)	19,549.2	5,354.5
Property and equipment, net (notes 8 and 10)	6,984.6	7,626.6
Goodwill (note 8)	9,410.5	9,965.7
Intangible assets subject to amortization, net (note 8)	2,410.0	2,879.9
Assets held for sale (note 4)	—	24,282.7
Other assets, net (notes 3, 4, 6, 8 and 10)	2,529.0	3,180.9
Total assets	$46,844.8	$59,092.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30, 2021	December 31, 2020
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$529.9	$579.1
Deferred revenue (note 3)	317.5	426.9
Current portion of debt and finance lease obligations (notes 9 and 10)	986.5	1,086.1
Accrued income taxes (note 11)	214.5	252.7
Derivative instruments (note 6)	185.1	252.7
Current liabilities of discontinued operations (note 4)	191.3	187.5
Other accrued and current liabilities (note 10)	1,633.9	1,726.1
Total current liabilities	4,058.7	4,511.1
Long-term debt and finance lease obligations (notes 9 and 10)	14,097.3	13,861.3
Liabilities associated with assets held for sale (note 4)	—	23,197.2
Long-term operating lease liabilities (note 10)	1,140.3	1,255.4
Other long-term liabilities (notes 3, 6 and 13)	1,955.8	2,969.3
Total liabilities	21,252.1	45,794.3

Commitments and contingencies (notes 6, 9, 11 and 15)

Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 176,670,566 shares and 181,348,114 shares, respectively	1.8	1.8
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 12,930,839 shares and 12,561,444 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 356,298,700 shares and 386,588,921 shares, respectively	3.6	3.9
Additional paid-in capital	4,395.8	5,271.7
Accumulated earnings	17,508.4	4,692.1
Accumulated other comprehensive earnings, net of taxes	3,998.4	3,693.1
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	25,908.0	13,662.6
Noncontrolling interests	(315.3)	(364.2)
Total equity	25,592.7	13,298.4
Total liabilities and equity	$46,844.8	$59,092.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	in millions, except per share amounts

Revenue (notes 3, 4, 5 and 16)	$1,901.4	$2,845.4	$8,390.5	$8,233.7
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	522.4	791.0	2,445.7	2,305.0
Other operating (note 13)	279.5	456.2	1,225.6	1,250.7
Selling, general and administrative (SG&A) (note 13)	399.0	539.1	1,666.6	1,515.3
Depreciation and amortization	582.3	432.0	1,744.8	1,710.1
Impairment, restructuring and other operating items, net	17.2	(16.7)	68.4	46.5
	1,800.4	2,201.6	7,151.1	6,827.6
Operating income	101.0	643.8	1,239.4	1,406.1
Non-operating income (expense):
Interest expense	(140.9)	(279.3)	(748.1)	(873.5)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	199.3	(717.5)	707.4	200.4
Foreign currency transaction gains (losses), net	422.4	(754.6)	857.6	(836.3)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	(109.4)	(21.5)	373.3	(399.0)
Losses on debt extinguishment, net (note 9)	—	(0.3)	(90.6)	(220.4)
Share of results of affiliates, net (note 5)	(29.2)	(27.1)	(35.6)	(99.1)
Gain (adjustment to gain) on U.K. JV Transaction (note 4)	(347.3)	—	10,790.7	—
Gain on Atlas Edge JV Transactions (note 4)	213.7	—	213.7	—
Other income, net	8.2	5.4	25.6	67.4
	216.8	(1,794.9)	12,094.0	(2,160.5)
Earnings (loss) from continuing operations before income taxes	317.8	(1,151.1)	13,333.4	(754.4)
Income tax benefit (expense) (note 11)	(2.2)	165.5	(444.2)	252.2
Earnings (loss) from continuing operations	315.6	(985.6)	12,889.2	(502.2)
Earnings from discontinued operations, net of taxes (note 4)	3.1	12.0	44.3	42.5
Net earnings (loss)	318.7	(973.6)	12,933.5	(459.7)
Net earnings attributable to noncontrolling interests	(41.6)	(49.5)	(142.8)	(137.8)
Net earnings (loss) attributable to Liberty Global shareholders	$277.1	$(1,023.1)	$12,790.7	$(597.5)

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$0.49	$(1.75)	$22.71	$(1.05)
Discontinued operations	0.01	0.02	0.08	0.07
	$0.50	$(1.73)	$22.79	$(0.98)
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$0.48	$(1.75)	$22.19	$(1.05)
Discontinued operations	0.01	0.02	0.08	0.07
	$0.49	$(1.73)	$22.27	$(0.98)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	in millions

Net earnings (loss)	$318.7	$(973.6)	$12,933.5	$(459.7)
Other comprehensive earnings (loss), net of taxes:
Continuing operations:
Foreign currency translation adjustments	(940.8)	1,358.9	(894.0)	969.2
Reclassification adjustment included in net earnings (loss) (note 4)	1.8	0.1	1,251.2	0.2
Pension-related adjustments and other	0.1	(0.5)	2.8	(18.9)
Other comprehensive earnings (loss) from continuing operations	(938.9)	1,358.5	360.0	950.5
Other comprehensive earnings (loss) from discontinued operations (note 4)	(35.3)	19.9	(53.4)	(14.7)
Other comprehensive earnings (loss)	(974.2)	1,378.4	306.6	935.8
Comprehensive earnings (loss)	(655.5)	404.8	13,240.1	476.1
Comprehensive earnings attributable to noncontrolling interests	(41.6)	(49.5)	(144.1)	(131.1)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$(697.1)	$355.3	$13,096.0	$345.0

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

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2021	$1.8	$0.1	$3.9	$5,271.7	$4,692.1	$3,693.1	$(0.1)	$13,662.6	$(364.2)	$13,298.4
Net earnings	—	—	—	—	1,385.4	—	—	1,385.4	54.9	1,440.3
Other comprehensive loss, net of taxes	—	—	—	—	—	(996.8)	—	(996.8)	—	(996.8)
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.2)	(323.2)	—	—	—	(323.4)	—	(323.4)
Share-based compensation (note 13)	—	—	—	49.4	—	—	—	49.4	—	49.4
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	18.8	—	—	—	18.8	1.4	20.2
Balance at March 31, 2021	1.8	0.1	3.7	5,016.7	6,077.5	2,696.3	(0.1)	13,796.0	(307.9)	13,488.1
Net earnings	—	—	—	—	11,128.2	—	—	11,128.2	46.3	11,174.5
Other comprehensive earnings, net of taxes	—	—	—	—	—	2,276.3	—	2,276.3	1.3	2,277.6
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	—	(345.2)	—	—	—	(345.2)	—	(345.2)
Share-based compensation (note 13)	—	—	—	74.3	—	—	—	74.3	—	74.3
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(47.5)	—	—	—	(47.5)	(71.8)	(119.3)
Balance at June 30, 2021	1.8	0.1	3.7	4,698.3	17,205.7	4,972.6	(0.1)	26,882.1	(332.1)	26,550.0
Net earnings	—	—	—	—	277.1	—	—	277.1	41.6	318.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(974.2)	—	(974.2)	—	(974.2)
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(358.0)	—	—	—	(358.1)	—	(358.1)
Share-based compensation (note 13)	—	—	—	58.6	—	—	—	58.6	—	58.6
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(3.1)	25.6	—	—	22.5	(24.8)	(2.3)
Balance at September 30, 2021	$1.8	$0.1	$3.6	$4,395.8	$17,508.4	$3,998.4	$(0.1)	$25,908.0	$(315.3)	$25,592.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2021	2020
	in millions

Cash flows from operating activities:
Net earnings (loss)	$12,933.5	$(459.7)
Earnings from discontinued operations	44.3	42.5
Earnings (loss) from continuing operations	12,889.2	(502.2)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Share-based compensation expense	220.6	243.4
Depreciation and amortization	1,744.8	1,710.1
Impairment, restructuring and other operating items, net	68.4	46.5
Amortization of deferred financing costs and non-cash interest	25.6	34.4
Realized and unrealized gains on derivative instruments, net	(707.4)	(200.4)
Foreign currency transaction losses (gains), net	(857.6)	836.3
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	(373.3)	399.0
Losses on debt extinguishment, net	90.6	220.4
Share of results of affiliates, net	35.6	99.1
Deferred income tax expense (benefit)	327.4	(100.7)
Gain on U.K. JV Transaction	(10,790.7)	—
Gain on Atlas Edge JV Transactions	(213.7)	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(286.4)	(319.5)
Dividends received from the VodafoneZiggo JV	240.9	102.0
Net cash provided by operating activities of continuing operations	2,414.0	2,568.4
Net cash provided by operating activities of discontinued operations	143.7	123.9
Net cash provided by operating activities	2,557.7	2,692.3

Cash flows from investing activities:
Cash paid for investments	(5,895.0)	(6,864.7)
Cash received from the sale of investments	4,770.7	3,766.3
Cash and restricted cash contributed to the VMED O2 JV in connection with the U.K. JV Transaction	(3,424.0)	—
Capital expenditures, net	(1,114.4)	(919.9)
Loans to the VodafoneZiggo JV	(123.0)	(122.7)
Cash received in connection with the Atlas Edge JV Transactions	130.0	—
Net cash received in connection with the U.K. JV Transaction	52.0	—
Other investing activities, net	(100.6)	8.6
Net cash used by investing activities of continuing operations	(5,704.3)	(4,132.4)
Net cash used by investing activities of discontinued operations	(38.0)	(40.1)
Net cash used by investing activities	$(5,742.3)	$(4,172.5)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended
	September 30,
	2021	2020
	in millions

Cash flows from financing activities:
Borrowings of debt	$4,228.2	$11,065.2
Repayments and repurchases of debt and finance lease obligations	(3,800.3)	(9,444.3)
Repurchases of Liberty Global ordinary shares	(1,016.6)	(975.7)
Payment of financing costs and debt premiums	(23.9)	(229.8)
Net cash received related to derivative instruments	23.1	72.6
Other financing activities, net	(144.8)	(124.8)
Net cash provided (used) by financing activities of continuing operations	(734.3)	363.2
Net cash used by financing activities of discontinued operations	(27.3)	(15.0)
Net cash provided (used) by financing activities	(761.6)	348.2

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	2.2	20.2
Discontinued operations	—	—
Total	2.2	20.2
Net decrease in cash and cash equivalents and restricted cash:
Continuing operations	(4,022.4)	(1,180.6)
Discontinued operations	78.4	68.8
Total	(3,944.0)	(1,111.8)
Cash and cash equivalents and restricted cash:
Beginning of period	4,717.3	8,180.9
Net decrease	(3,944.0)	(1,111.8)
End of period	$773.3	$7,069.1

Cash paid for interest:
Continuing operations	$784.0	$913.5
Discontinued operations	1.3	1.3
Total	$785.3	$914.8
Net cash paid for taxes:
Continuing operations	$152.8	$182.9
Discontinued operations	23.6	14.5
Total	$176.4	$197.4

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$766.2	$3,777.2
Restricted cash included in other current assets and other assets, net	6.4	7.0
Cash and cash equivalents and restricted cash included in assets held for sale	—	3,284.9
Restricted cash included in current assets of discontinued operations	0.7	—
Total cash and cash equivalents and restricted cash	$773.3	$7,069.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
September 30, 2021
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

Our continuing operations comprise businesses that provide residential and business-to-business (B2B) communications services in (i) Switzerland and Slovakia through certain wholly-owned subsidiaries that we collectively refer to as “UPC Holding”, (ii) Belgium through Telenet Group Holding N.V. (Telenet), a 60.7%-owned subsidiary, and (iii) Ireland through another wholly-owned subsidiary (VM Ireland). In addition, we own 50% noncontrolling interests in (a) a 50:50 joint venture with Vodafone Group plc (Vodafone) (the VodafoneZiggo JV), which provides residential and B2B communication services in the Netherlands, and (b) a 50:50 joint venture with Telefónica SA (Telefónica) (the VMED O2 JV), which provides residential and B2B communication services in the United Kingdom (U.K.).

In addition, we currently provide residential and B2B communications services in Poland through UPC Holding. On September 22, 2021, we entered into an agreement to sell our operations in Poland. Accordingly, in these condensed consolidated financial statements, our operations in Poland are reflected as discontinued operations for all periods presented. For additional information, see note 4.

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

Unless otherwise indicated, the amounts presented in these notes relate only to our continuing operations, and ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
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

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $63.6 million and $48.3 million at September 30, 2021 and December 31, 2020, respectively.
If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $31.4 million and $43.3 million as of September 30, 2021 and December 31, 2020, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $331.7 million and $437.3 million as of September 30, 2021 and December 31, 2020, respectively. The decrease in deferred revenue for the nine months ended September 30, 2021 is primarily due to the net effect of (a) the recognition of $292.8 million of revenue that was included in our deferred revenue balance at December 31, 2020 and (b) the impact of additions during the period. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $54.1 million and $34.8 million at September 30, 2021 and December 31, 2020, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $4.9 million and $76.7 million during the three and nine months ended September 30, 2021, respectively, and $26.4 million and $80.3 million during the three and nine months ended September 30, 2020, respectively, to operating costs and expenses related to these assets.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

(4)    Acquisitions and Dispositions

Pending Disposition

On September 22, 2021, we entered into a sale and purchase agreement (the Purchase Agreement), pursuant to which we agreed to sell 100% of our operations in Poland (UPC Poland) to a third party for a total enterprise value of Polish zloty (PLN) 7,025.0 million ($1,763.5 million), subject to customary debt and working capital adjustments at completion. Closing of the transaction, which we currently expect to occur in the first half of 2022, is subject to the satisfaction of certain conditions, including receipt of requisite regulatory approvals.

The proceeds from the sale are expected to be used (i) to repay a portion of the UPC Holding borrowing group’s outstanding indebtedness and (ii) for general corporate purposes, which may include reinvestment into our business and support for our share buyback program, which is further described in note 12.

We have agreed to provide certain transitional services for a period of up to five years, depending on the service. These services principally will comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by the purchaser.

Effective with the signing of the Purchase Agreement, we began presenting UPC Poland as a discontinued operation and, accordingly, we no longer depreciate or amortize the associated long-lived assets. In our condensed consolidated balance sheets, statements of operations and cash flows, UPC Poland is reflected as a discontinued operation for all periods presented. Our operations in Poland are held through UPC Holding. No debt, interest or derivative instruments of the UPC Holding borrowing group have been allocated to discontinued operations. Prior to being presented as discontinued operations, the operations of UPC Poland were included in our former Central and Eastern Europe reportable segment.

The carrying amounts of the major classes of assets and liabilities of UPC Poland as of September 30, 2021 and December 31, 2020 are summarized in the following table. Due to the fact that we expect to complete the sale of UPC Poland within 12 months, all of the associated assets and liabilities are classified as current on our condensed consolidated balance sheets.

	September 30, 2021	December 31, 2020
	in millions

Assets:
Current assets	$23.8	$26.8
Property and equipment, net	383.9	427.5
Goodwill	469.9	501.0
Other assets, net	30.1	24.8
Total assets	$907.7	$980.1

Liabilities:
Current portion of debt and finance lease obligations	$38.2	$44.3
Other accrued and current liabilities	92.2	99.1
Long-term debt and finance lease obligations	5.4	6.0
Other long-term liabilities	55.5	38.1
Total liabilities	$191.3	$187.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

The operating results of UPC Poland for the three and nine months ended September 30, 2021 and 2020 are summarized in the following table. These amounts exclude intercompany revenue and expenses that are eliminated within our condensed consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Revenue	$113.2	$109.1	$344.9	$319.5
Operating income	$31.6	$18.3	$83.9	$63.4
Earnings before income taxes and noncontrolling interests	$29.5	$16.3	$82.0	$55.6
Income tax expense	(26.4)	(4.3)	(37.7)	(13.1)
Net earnings attributable to Liberty Global shareholders	$3.1	$12.0	$44.3	$42.5

For information regarding the calculation of our basic and diluted weighted average shares outstanding, see note 14.

U.K. JV Transaction

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

On June 1, 2021, we received net cash of $52.0 million, which includes (i) an equalization payment received from Telefónica (which is subject to post-closing adjustments), (ii) our share of the proceeds associated with related recapitalization financing transactions completed by the VMED O2 JV and (iii) $44.5 million of cash paid by Liberty Global to settle certain centrally-held vendor financing obligations associated with the VMED O2 JV.

In connection with the U.K. JV Transaction, we recognized a provisional pre-tax gain during the second quarter of 2021 of $11,138.0 million, net of the recognition of a cumulative foreign currency translation loss of $1,198.6 million. During the third quarter of 2021, we recorded a measurement period adjustment to the provisional fair value estimates associated with our 50% interest in the VMED O2 JV that reduced the pre-tax gain by $347.3 million. There was no cash impact associated with this measurement period adjustment. The adjusted gain represents the net impact of the estimated fair value assigned to our 50% interest in the VMED O2 JV of $14,670.8 million plus the $96.6 million of aggregate cash received pursuant to the aforementioned equalization payment and recapitalization transactions, less the sum of (i) the $2,677.4 million carrying value of the U.K. JV Entities at May 31, 2021 (excluding the related foreign currency translation loss), (ii) the foreign currency translation loss of $1,198.6 million and (iii) $100.7 million related to (a) the settlement of certain receivables due from Telefónica associated with the aforementioned recapitalization transactions and (b) third-party fees and expenses. Our estimates continue to be preliminary and are subject to further adjustment based on our final assessment of the fair value of the net assets of the VMED O2 JV. For information regarding our approach to the valuation of our interest in the VMED O2 JV, see note 7.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

A summary of the preliminary fair value of the assets and liabilities of the VMED O2 JV at the June 1, 2021 transaction date is presented in the following table. The preliminary amounts below are subject to adjustment based on the final assessment of the fair values of the identifiable assets and liabilities (in millions):

Current assets	$4,753.6
Property and equipment, net	12,496.0
Goodwill	29,173.4
Intangible assets subject to amortization, net	13,274.4
Other assets, net	7,480.1
Current portion of debt and finance lease obligations	(4,352.5)
Other accrued and current liabilities	(6,055.0)
Long-term debt and finance lease obligations	(21,959.1)
Other long-term liabilities	(5,469.3)
Total preliminary fair value of the net assets of the VMED O2 JV	$29,341.6

For periods prior to the June 1, 2021 completion of the U.K. JV Transaction, our condensed consolidated statements of operations include aggregate earnings before income taxes attributable to the U.K. JV Entities of $425.0 million during the three months ended September 30, 2020 and $948.3 million and $510.0 million during the nine months ended September 30, 2021 and 2020, respectively.

Effective with the signing of the Contribution Agreement, we began accounting for the U.K. JV Entities as held for sale. Accordingly, we ceased to depreciate or amortize the long-lived assets of the U.K. JV Entities. However, the U.K. JV Entities were not presented as discontinued operations as the U.K. JV Transaction did not represent a strategic shift as defined by GAAP.

The June 1, 2021 carrying amounts of the major classes of assets and liabilities associated with the U.K. JV Entities, which were contributed into the VMED O2 JV, are summarized below (in millions):

Assets:
Current assets (a)	$4,868.3
Property and equipment, net	9,465.1
Goodwill	8,214.7
Other assets, net	3,086.9
Total assets (b)	$25,635.0

Liabilities:
Current portion of debt and finance lease obligations	$3,220.9
Other accrued and current liabilities	2,242.0
Long-term debt and finance lease obligations	16,905.1
Other long-term liabilities	1,788.2
Total liabilities (b)	$24,156.2
_______________

(a)Amount includes $3.4 billion of net proceeds from certain financing transactions completed in 2020 that were held in escrow pending the completion of the U.K. JV Transaction.

(b)The carrying amount of the net assets of $1,478.8 million presented above is net of the cumulative foreign currency translation loss of $1,198.6 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
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

Atlas Edge JV Transactions

On September 1, 2021, we (i) contributed certain assets and liabilities to a newly-formed 50:50 joint venture (the Atlas Edge JV) that was established for the purpose of acquiring and commercializing European technical real estate for edge colocation and hosting services and (ii) sold certain other assets to the Atlas Edge JV. In connection with these transactions, which we refer to as the “Atlas Edge JV Transactions”, we (i) received cash of $130.0 million and (ii) recognized a provisional gain of $213.7 million (net of the recognition of a cumulative foreign currency transaction loss of $1.8 million), representing the difference between the estimated fair value and the carrying value of the net assets associated with these transactions. We account for our 50% interest in the Atlas Edge JV as an equity method investment.

2020 Acquisition

Sunrise Acquisition. On November 11, 2020, Liberty Global completed the acquisition of Sunrise Communications Group AG (Sunrise) (the Sunrise Acquisition). The Sunrise Acquisition was effected through an all cash public tender offer of the outstanding shares of Sunrise (the Sunrise Shares) for CHF 110 ($120 at the transaction date) per share, for a total purchase price of CHF 5.0 billion ($5.4 billion at the transaction date). In April 2021, Liberty Global completed a statutory “squeeze-out” procedure, under applicable Swiss law, to acquire the remaining Sunrise Shares that were not acquired pursuant to the tender offer and, accordingly, now holds 100.0% of the share capital of Sunrise.

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

	Three months ended September 30, 2020	Nine months ended September 30, 2020
	(unaudited)

Revenue (in millions)	$3,337.8	$9,695.3
Net loss attributable to Liberty Global shareholders (in millions)	$(1,070.8)	$(756.8)
Basic and diluted loss attributable to Liberty Global shareholders per share	$(1.81)	$(1.24)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

(5)    Investments

The details of our investments are set forth below:

Accounting Method	September 30, 2021	December 31, 2020	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMED O2 JV	$13,962.7	$—	50.0
VodafoneZiggo JV (c)	2,741.1	3,052.3	50.0
All3Media Group (All3Media)	152.0	157.7	50.0
Atlas Edge JV	119.7	—	50.0
Formula E Holdings Ltd (Formula E)	93.7	105.8	32.9
Other	193.1	172.9
Total — equity	17,262.3	3,488.7
Fair value:
Short-term:
Separately-managed accounts (SMAs) (d)	2,511.4	1,600.2
Long-term:
ITV plc (ITV) (e)	571.9	581.0	9.9
SMAs (d)	431.2	365.7
Univision Holdings Inc. (Univision)	249.9	100.0	11.6
Plume Design, Inc. (Plume)	188.7	54.9	12.0
EdgeConneX Inc. (EdgeConneX)	124.5	75.1	5.5
Lions Gate Entertainment Corp (Lionsgate)	90.0	72.0	2.9
Aviatrix Systems, Inc. (Aviatrix)	78.2	7.3	3.8
Lacework Inc. (Lacework)	74.0	23.3	3.7
Skillz Inc. (Skillz)	72.9	225.4	1.8
CANAL+ Polska S.A.	71.5	92.3	17.0
Other (f)	334.1	268.8
Total — fair value	4,798.3	3,466.0
Total investments (g)	$22,060.6	$6,954.7
Short-term investments	$2,511.4	$1,600.2
Long-term investments	$19,549.2	$5,354.5
_______________

(a)Our ownership percentages are determined based on our legal ownership as of the most recent balance sheet date or are estimated based on the number of shares we own and the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal the respective fair values. At September 30, 2021 and December 31, 2020, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $1,247.0 million and $1,198.5 million, respectively, which include amounts associated with the VodafoneZiggo JV Receivables, as defined below, and amounts we are owed under a long-term note receivable from All3Media.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global comprising (i) a euro-denominated note receivable with a principal amount of $809.9 million and $855.8 million, respectively (the VodafoneZiggo JV Receivable I), and (ii) a euro-denominated note receivable with a principal amount of $240.5 million and $127.1 million, respectively (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). During the third quarter of 2021, an additional $123.0 million was loaned under the VodafoneZiggo JV Receivable II to fund the VodafoneZiggo JV’s final installment of spectrum license fees due to the Dutch government. The VodafoneZiggo JV Receivables bear interest at 5.55% and have a final maturity date of December 31, 2030. During the nine months ended September 30, 2021, interest accrued on the VodafoneZiggo JV Receivables was $41.7 million, all of which has been cash settled.

(d)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. As of September 30, 2021, all of our investments held under SMAs were classified as available-for-sale debt securities. At September 30, 2021 and December 31, 2020, interest accrued on our debt securities, which is included in other current assets on our condensed consolidated balance sheets, was $5.7 million and $7.1 million, respectively.

(e)In connection with our investment in ITV, we previously entered into (i) the ITV Collar (as defined in note 6) and (ii) a related secured borrowing agreement (the ITV Collar Loan), each of which were fully settled during the second quarter of 2021, as further described in note 6.

(f)As of September 30, 2021 and December 31, 2020, we held a noncontrolling junior interest in receivables we have securitized of $9.6 million and $9.7 million, respectively.

(g)The purchase and sale of investments are presented on a gross basis in our statement of cash flows, including those made by investment managers acting as agents on our behalf.

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

All3Media	$(3.4)	$(0.3)	$(18.2)	$(40.1)
VMED O2 JV (a)	(10.4)	—	(10.7)	—
VodafoneZiggo JV (b)	(2.6)	(6.8)	6.8	(34.9)
Formula E	(10.9)	(17.4)	(6.5)	(16.7)
Other, net	(1.9)	(2.6)	(7.0)	(7.4)
Total	$(29.2)	$(27.1)	$(35.6)	$(99.1)
_______________

(a)Represents our share of the results of operations of the VMED O2 JV beginning June 1, 2021, which includes 100% of the share-based compensation expense associated with Liberty Global awards held by VMED O2 JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility.

(b)Represents (i) 100% of the interest income earned on the VodafoneZiggo JV Receivables and (ii) our share of the results of operations of the VodafoneZiggo JV.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
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

Pursuant to an agreement entered into in connection with the closing of the VMED O2 JV (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMED O2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). Pursuant to the terms of the U.K. JV Framework Agreement, the ongoing services will be provided for a period of two to six years depending on the type of service, while transitional services will be provided for a period of no less than 12 months after which both parties shall be entitled to terminate based on specified notice periods. The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by or will otherwise benefit the VMED O2 JV. Liberty Global charges both fixed and variable fees to the VMED O2 JV for the U.K. JV Services it provides during the term of the U.K. JV Framework Agreement. During the three and nine months ended September 30, 2021, we recorded revenue of $69.7 million and $93.9 million, respectively, related to the U.K. JV Services. In addition, at September 30, 2021, $52.0 million was due from the VMED O2 JV, primarily related to (a) services performed under the U.K. JV Framework Agreement and (b) amounts incurred by Liberty Global for certain equipment and licenses purchased on behalf of the VMED O2 JV. Amounts due from the VMED O2 JV will be periodically cash settled and are included in other current assets in our condensed consolidated balance sheet.

The summarized results of operations of the VMED O2 JV are set forth below:

	Three months ended September 30, 2021	Period from June 1, 2021 through September 30, 2021
	in millions

Revenue	$3,614.0	$4,822.5
Earnings (loss) before income taxes	$56.3	$(112.2)
Net earnings (loss)	$31.9	$(2.7)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided during the term of the NL JV Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $45.2 million and $47.2 million during the three months ended September 30, 2021 and 2020, respectively, and $161.0 million and $135.3 million during the nine months ended September 30, 2021 and 2020, respectively, primarily related to (a) the NL JV Services and (b) the sale of customer premises equipment at a mark-up. At September 30, 2021 and December 31, 2020, $51.3 million and $27.4 million, respectively, were due from the VodafoneZiggo JV related to the aforementioned transactions. Amounts due from the VodafoneZiggo JV are periodically cash settled and are included in other current assets on our condensed consolidated balance sheets. In addition, during the nine months ended September 30, 2021 and 2020, we received dividend distributions from the VodafoneZiggo JV of $240.9 million and $102.0 million, respectively, which were accounted for as returns on capital for purposes of our condensed consolidated statements of cash flows.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Revenue	$1,206.1	$1,166.7	$3,638.4	$3,345.4
Loss before income taxes	$(32.9)	$(31.6)	$(73.9)	$(58.5)
Net loss	$(24.7)	$(25.6)	$(56.3)	$(111.3)

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair value, net:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Univision	$5.9	$—	$161.3	$—
Plume	78.7	—	133.8	29.6
Skillz	(104.6)	(0.1)	(83.3)	45.3
Aviatrix	42.6	—	65.4	—
Lacework	—	—	48.8	—
EdgeConneX	2.7	—	20.5	—
Lionsgate	(39.6)	13.1	18.0	(7.8)
ITV	(118.6)	(20.5)	(9.1)	(450.2)
Other, net	23.5	(15.1)	17.9	(25.9)
Total	$(109.4)	$(22.6)	$373.3	$(409.0)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

Debt Securities
At September 30, 2021 and December 31, 2020, all of our SMAs were composed of debt securities, which are summarized in the following tables:

	September 30, 2021
	Amortized cost basis	Accumulated unrealized gains (losses)	Fair value
	in millions

Commercial paper	$1,019.2	$—	$1,019.2
Corporate debt securities	846.7	0.6	847.3
Government bonds	709.5	(0.4)	709.1
Certificates of deposit	351.1	—	351.1
Other debt securities	15.9	—	15.9
Total debt securities	$2,942.4	$0.2	$2,942.6

	December 31, 2020
	Amortized cost basis	Accumulated unrealized gains	Fair value
	in millions

Corporate debt securities	$713.2	$2.3	$715.5
Commercial paper	523.7	0.6	524.3
Government bonds	474.8	0.2	475.0
Certificates of deposit	251.0	0.1	251.1
Total debt securities	$1,962.7	$3.2	$1,965.9

We received proceeds from the sale of debt securities of $1.9 billion and $1.3 billion during the three months ended September 30, 2021 and 2020, respectively, and $4.8 billion and $3.8 billion during the nine months ended September 30, 2021 and 2020, respectively, the majority of which were reinvested in new debt securities held under SMAs. The sale of debt securities resulted in realized net gains (losses) of nil and $0.1 million during the three months ended September 30, 2021 and 2020, respectively, and ($1.6 million) and $0.8 million during the nine months ended September 30, 2021 and 2020, respectively.

The fair value of our debt securities as of September 30, 2021 by contractual maturity are shown below (in millions):

Due in one year or less	$2,511.4
Due in one to five years	426.7
Due in five to ten years	4.5
Total (a)	$2,942.6
_______________

(a)The weighted average life of our total debt securities was 0.6 years as of September 30, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

(6)    Derivative Instruments

In general, we enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt, (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity, and (iii) decreases in the market prices of certain publicly traded securities that we own. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure primarily with respect to the U.S. dollar ($), the euro (€), the British pound sterling (£), the Swiss franc (CHF) and the PLN. Generally, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2021			December 31, 2020
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$108.9	$279.6	$388.5	$148.8	$418.4	$567.2
Equity-related derivative instruments (c)	—	114.4	114.4	49.3	231.6	280.9
Foreign currency forward and option contracts	5.9	0.2	6.1	36.5	0.1	36.6
Other	1.3	—	1.3	—	—	—
Total	$116.1	$394.2	$510.3	$234.6	$650.1	$884.7
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$154.0	$509.0	$663.0	$171.2	$1,364.1	$1,535.3
Foreign currency forward and option contracts	31.1	—	31.1	81.5	—	81.5
Total	$185.1	$509.0	$694.1	$252.7	$1,364.1	$1,616.8
_______________

(a)Our current derivative assets, long-term derivative assets and long-term derivative liabilities are included in other current assets, other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of ($34.0 million) and $222.6 million during the three months ended September 30, 2021 and 2020, respectively, and ($34.8 million) and $294.3 million during the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)Our equity-related derivative instruments at December 31, 2020 include a share collar (the ITV Collar) with respect to certain of the shares of ITV held by our company. During the second quarter of 2021, we completed the unwind of the ITV Collar and cash settled all remaining amounts under the ITV Collar Loan. Accordingly, at September 30, 2021, the ITV Collar and ITV Collar Loan had been fully settled.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Cross-currency and interest rate derivative contracts	$170.9	$(755.4)	$658.0	$(222.5)
Equity-related derivative instruments:
ITV Collar	—	82.9	(11.8)	433.2
Other	50.8	(5.8)	86.1	21.5
Total equity-related derivative instruments	50.8	77.1	74.3	454.7
Foreign currency forward and option contracts	(22.4)	(39.2)	(27.1)	(31.8)
Other	—	—	2.2	—
Total	$199.3	$(717.5)	$707.4	$200.4
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

	Nine months ended September 30,
	2021	2020
	in millions

Operating activities	$(51.7)	$(215.5)
Investing activities	(61.7)	(28.7)
Financing activities	23.1	72.6
Total	$(90.3)	$(171.6)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under our derivative instruments. At September 30, 2021, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $113.6 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2021, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at September 30, 2021:

	Notional amount due from counterparty		Notional amount due to counterparty			Weighted average remaining life
	in millions					in years

UPC Holding		$360.0		€267.9		4.0
		$4,650.0	CHF	4,256.9	(a)(b)	6.6
		€2,650.0	CHF	2,970.1	(b)	4.4
		€777.0	PLN	3,302.9	(a)	4.3
	CHF	740.0		€701.1		1.3

Telenet		$3,940.0		€3,489.6	(a)	5.3
		€45.2		$50.0	(c)	3.3
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to September 30, 2021. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)Includes amounts subject to a 0.0% floor.

(c)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At September 30, 2021, the total U.S. dollar equivalent of the notional amount of these derivative instruments was $52.3 million.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2021:

	Pays fixed rate			Receives fixed rate
	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

UPC Holding	$6,749.0	(a)	3.5	$4,537.6 (b)	4.6

Telenet	$3,337.1	(a)	3.5	$1,651.2	2.0
_______________

(a)Includes forward-starting derivative instruments.

(b)Includes amounts subject to a 0.0% floor.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

Interest Rate Swap Options

From time to time, we enter into interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future. Such contracts typically have a life of no more than three years. At September 30, 2021, the option expiration period on each of our swaptions had expired.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at September 30, 2021:

	Notional amount due from counterparty		Weighted average remaining life
	in millions		in years

UPC Holding	$2,625.0	(a)	0.3

Telenet	$2,295.0	(a)	0.3
______________

(a)Includes amounts subject to a 0.0% floor.

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At September 30, 2021, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.5 billion and $7.8 billion, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Increase to borrowing costs at September 30, 2021 (a)

UPC Holding	0.15%
Telenet	0.24%
VM Ireland	0.42%
Total increase to borrowing costs	0.20%
_______________

(a)Represents the effect of derivative instruments in effect at September 30, 2021 and does not include forward-starting derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of September 30, 2021, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $2.3 billion.

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) certain instruments that we classify as debt. The reported fair values of these investments and instruments as of September 30, 2021 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting, impairment assessments and the accounting for our initial investment in the VMED O2 JV. These nonrecurring valuations include the valuation of reporting units, customer relationship and other intangible assets, property and equipment, the implied value of goodwill and the valuation of our initial investment in the VMED O2 JV. The valuation of reporting units and our initial investment in the VMED O2 JV are based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2021, we performed a nonrecurring valuation for the purpose of determining the fair value of our initial investment in the VMED O2 JV, and the weighted average cost of capital used to value our initial investment was 6.9%. During the nine months ended September 30, 2020, we did not perform any significant nonrecurring fair value measurements. For information regarding our investment in the VMED O2 JV, see note 5.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at September 30, 2021 using:
Description	September 30, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$388.5	$—	$388.5	$—
Equity-related derivative instruments	114.4	—	—	114.4
Foreign currency forward and option contracts	6.1	—	6.1	—
Other	1.3	—	1.3	—
Total derivative instruments	510.3	—	395.9	114.4
Investments:
SMAs	2,942.6	618.8	2,318.8	5.0
Other investments	1,855.7	740.4	71.5	1,043.8
Total investments	4,798.3	1,359.2	2,390.3	1,048.8
Total assets	$5,308.6	$1,359.2	$2,786.2	$1,163.2

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$663.0	$—	$663.0	$—
Foreign currency forward and option contracts	31.1	—	31.1	—
Total liabilities	$694.1	$—	$694.1	$—

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

		Fair value measurements at December 31, 2020 using:
Description	December 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$567.2	$—	$567.2	$—
Equity-related derivative instruments	280.9	—	—	280.9
Foreign currency forward and option contracts	36.6	—	36.6	—
Total derivative instruments	884.7	—	603.8	280.9
Investments:
SMAs	1,965.9	405.7	1,560.2	—
Other investments	1,500.1	888.2	92.3	519.6
Total investments	3,466.0	1,293.9	1,652.5	519.6
Total assets	$4,350.7	$1,293.9	$2,256.3	$800.5

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,535.3	$—	$1,535.3	$—
Foreign currency forward and option contracts	81.5	—	81.5	—
Total liabilities	$1,616.8	$—	$1,616.8	$—

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency, interest rate and foreign currency derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2021	$519.6	$—	$280.9	$800.5
Gains included in earnings from continuing operations (a):
Realized and unrealized gains on derivative instruments, net	—	—	74.3	74.3
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	467.0	179.3	—	646.3
Settlement of ITV Collar	—	—	(240.8)	(240.8)
Additions	83.9	—	—	83.9
Derivative instruments contributed to the VMED O2 JV in connection with the U.K. JV Transaction	—	(179.3)	—	(179.3)
Foreign currency translation adjustments and other, net	(21.7)	—	—	(21.7)
Balance of net assets at September 30, 2021	$1,048.8	$—	$114.4	$1,163.2
_______________

(a)Most of these net gains relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2021.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2021	December 31, 2020
	in millions

Distribution systems	$9,412.9	$9,646.4
Customer premises equipment	1,387.0	1,447.7
Support equipment, buildings and land	4,162.8	4,366.7
Total property and equipment, gross	14,962.7	15,460.8
Accumulated depreciation	(7,978.1)	(7,834.2)
Total property and equipment, net	$6,984.6	$7,626.6

During the nine months ended September 30, 2021 and 2020, we recorded non-cash increases to our property and equipment related to vendor financing arrangements (including amounts related to the U.K. JV Entities through the closing of the U.K. JV Transaction) of $599.6 million and $1,011.7 million, respectively, which exclude related value-added taxes (VAT) of $75.9 million and $172.5 million, respectively, that were also financed under these arrangements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the nine months ended September 30, 2021 are set forth below:

	January 1, 2021	Acquisitions and related adjustments	Foreign currency translation adjustments and other	September 30, 2021
	in millions

Switzerland	$6,816.0	$17.7	$(404.2)	$6,429.5
Belgium	2,783.7	—	(149.2)	2,634.5
Ireland	296.2	—	(15.8)	280.4
Central and Other	69.8	—	(3.7)	66.1
Total	$9,965.7	$17.7	$(572.9)	$9,410.5

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	September 30, 2021			December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$2,287.7	$(502.2)	$1,785.5	$2,411.6	$(237.5)	$2,174.1
Other	1,039.2	(414.7)	624.5	1,072.1	(366.3)	705.8
Total	$3,326.9	$(916.9)	$2,410.0	$3,483.7	$(603.8)	$2,879.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2021			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	September 30, 2021	December 31, 2020
		in millions

UPC Holding Bank Facility (c)	2.87%	€716.2	$828.6	$4,085.8	$4,767.1
UPCB SPE Notes	4.43%	—	—	1,944.2	1,393.7
UPC Holding Senior Notes	4.59%	—	—	1,222.6	1,261.5
Telenet Credit Facility (d)	2.14%	€555.0	642.1	3,579.3	3,652.0
Telenet Senior Secured Notes	4.73%	—	—	1,624.8	1,660.2
VM Ireland Credit Facility (e)	3.50%	€100.0	115.7	1,041.3	—
Vendor financing (f)	2.01%	—	—	1,003.5	1,099.6
ITV Collar Loan (g)	—	—	—	—	415.9
Other	7.08%	—	—	149.4	266.3
Total debt before deferred financing costs, discounts and premiums (h)	3.28%		$1,586.4	$14,650.9	$14,516.3

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	September 30, 2021	December 31, 2020
	in millions

Total debt before deferred financing costs, discounts and premiums	$14,650.9	$14,516.3
Deferred financing costs, discounts and premiums, net	(60.3)	(118.4)
Total carrying amount of debt	14,590.6	14,397.9
Finance lease obligations (note 10)	493.2	549.5
Total debt and finance lease obligations	15,083.8	14,947.4
Current maturities of debt and finance lease obligations	(986.5)	(1,086.1)
Long-term debt and finance lease obligations	$14,097.3	$13,861.3
_______________

(a)Represents the weighted average interest rate in effect at September 30, 2021 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.54% at September 30, 2021. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2021 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table provides our borrowing availability and amounts available to loan or distribute under each of the respective subsidiary facilities, based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, (i) at

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

September 30, 2021 and (ii) upon completion of the relevant September 30, 2021 compliance reporting requirements. These amounts do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to September 30, 2021, or the impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

	Availability
	September 30, 2021		Upon completion of the relevant September 30, 2021 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
UPC Holding Bank Facility	€716.2	$828.6	€716.2	$828.6
Telenet Credit Facility	€555.0	$642.1	€555.0	$642.1
VM Ireland Credit Facility	€100.0	$115.7	€100.0	$115.7

Available to loan or distribute:
UPC Holding Bank Facility	€716.2	$828.6	€716.2	$828.6
Telenet Credit Facility	€555.0	$642.1	€555.0	$642.1
VM Ireland Credit Facility	€—	$—	€81.6	$94.4

(c)Unused borrowing capacity under the UPC Holding Bank Facility relates to an equivalent €716.2 million ($828.6 million) under the UPC Revolving Facility, part of which has been made available as an ancillary facility. During 2021, the UPC Revolving Facility was amended to provide for maximum borrowing capacity of €736.4 million ($852.0 million), including €23.0 million ($26.6 million) under the related ancillary facility. With the exception of €20.2 million ($23.4 million) of borrowings under the ancillary facility, the UPC Revolving Facility was undrawn at September 30, 2021.
(d)Unused borrowing capacity under the Telenet Credit Facility comprises (i) €510.0 million ($590.1 million) under the Telenet Revolving Facility I, (ii) €25.0 million ($28.9 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($23.1 million) under the Telenet Revolving Facility, each of which were undrawn at September 30, 2021.

(e)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($115.7 million) under the VM Ireland Revolving Facility (as defined below), which was undrawn at September 30, 2021.

(f)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g. extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable on our condensed consolidated balance sheet. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our condensed consolidated statements of cash flows, operating expenses financed by an intermediary are treated as hypothetical operating cash outflows and hypothetical financing cash inflows when the expenses are incurred. During the nine months ended September 30, 2021 and 2020, the hypothetical cash outflow included in cash flows from operating activities and the corresponding hypothetical cash inflow included in cash flows from financing activities related to these operating expenses was $1,657.5 million and $1,995.5 million, respectively. Repayments of vendor financing obligations are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(g)As described in note 5, the ITV Collar Loan was fully repaid during the second quarter of 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

(h)As of September 30, 2021 and December 31, 2020, our debt had an estimated fair value of $14.8 billion and $14.7 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

Financing Transactions - General Information

At September 30, 2021, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise UPC Holding, Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during the first nine months of 2021. A portion of our financing transactions may include non-cash borrowings and repayments. During the nine months ended September 30, 2021 and 2020, non-cash borrowings and repayments aggregated $2.9 billion and $3.5 billion, respectively. Unless otherwise noted, the terms and conditions of any new notes and/or credit facilities are largely consistent with those of existing notes and credit facilities of the corresponding borrowing group with regard to covenants, events of default and change of control provisions, among other items. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K.

UPC Holding Financing Transactions

During the second quarter of 2021, UPC Holding completed a number of financing transactions that generally resulted in lower interest rates and extended maturities, including the issuance of certain senior secured notes and the entrance into certain accession agreements under the UPC Holding Bank Facility. In connection with these transactions, UPC Holding recognized an aggregate loss on debt extinguishment of $90.6 million related to (i) the write-off of $77.7 million of unamortized deferred financing costs and discounts and (ii) the payment of $12.9 million of redemption premiums. In September 2021, Liberty Global entered into an agreement to sell UPC Poland, the proceeds of which are expected to be used, in part, to repay a portion of UPC Holding’s outstanding indebtedness. For additional information, see note 4.

The following tables summarize our outstanding indebtedness as of September 30, 2021 with respect to (i) the UPC Holding Bank Facility and (ii) the UPCB SPE Notes, after completion of the aforementioned financing transactions.

UPC Holding Bank Facility	Maturity	Interest rate	Facility amount (borrowing currency) (a)	Unused borrowing capacity	Outstanding principal amount	Carrying value (b)
			in millions

AQ (c)	June 15, 2029	3.625%	€600.0	$—	$694.2	$690.1
AT (d)	April 30, 2028	LIBOR + 2.25%	$700.0	—	700.0	696.8
AU (e)	April 30, 2029	EURIBOR + 2.5%	€400.0	—	462.8	460.6
AX (d)	January 31, 2029	LIBOR + 3.0%	$1,925.0	—	1,925.0	1,909.9
AY (e)	January 31, 2029	EURIBOR + 3.0%	€862.5	—	998.0	992.5
AZ (c)	July 15, 2031	4.875%	$1,250.0	—	1,250.0	1,248.6
UPC Revolving Facility (f)	May 31, 2026	EURIBOR + 2.5%	€736.4	828.6	—	—
Elimination of Facilities AQ and AZ in consolidation (c)				—	(1,944.2)	(1,938.7)
Total				$828.6	$4,085.8	$4,059.8
_______________

(a)Except as described in (c) below, amounts represent total third-party facility amounts at September 30, 2021.

(b)Amounts are net of deferred financing costs and discounts, where applicable.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

(c)The amounts outstanding under UPC Facilities AQ and AZ are eliminated in our condensed consolidated financial statements.

(d)UPC Facilities AT and AX are each subject to a LIBOR floor of 0.0%.

(e)UPC Facilities AU and AY are each subject to a EURIBOR floor of 0.0%.

(f)The UPC Revolving Facility has a fee on unused commitments of 1.0% per year.

			Original issue amount	Outstanding principal amount
UPCB SPE Notes	Maturity	Interest rate		Borrowing currency	U.S. $ equivalent	Carrying value (a)
			in millions

UPCB Finance VII Euro Notes	June 15, 2029	3.625%	€600.0	€600.0	$694.2	$690.1
2031 UPC Senior Secured Notes	July 15, 2031	4.875%	$1,250.0	$1,250.0	1,250.0	1,248.6
Total					$1,944.2	$1,938.7
_______________

(a)Amounts are net of deferred financing costs and discounts, where applicable.

VM Ireland Financing Transactions

In June 2021, VM Ireland entered into a credit facility (the VM Ireland Credit Facility), comprising (i) a €900.0 million ($1,041.3 million) term loan facility (VM Ireland Facility B1) and (ii) a €100.0 million ($115.7 million) revolving facility (the VM Ireland Revolving Facility). VM Ireland Facility B1 was issued at 99.5% of par, matures on July 15, 2029 and bears interest at a rate of EURIBOR + 3.5%, subject to a EURIBOR floor of 0.0%. The VM Ireland Revolving Facility matures on September 15, 2027 and bears interest at a rate of EURIBOR + 2.75%. The proceeds from VM Ireland Facility B1 and the VM Ireland Revolving Facility can be used for general corporate purposes.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

Maturities of Debt

Maturities of our debt as of September 30, 2021 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on September 30, 2021 exchange rates.

	UPC Holding (a)	Telenet	VM Ireland	Other	Total
	in millions

Year ending December 31:
2021 (remainder of year)	$62.6	$100.6	$—	$25.7	$188.9
2022	351.9	331.3	—	70.4	753.6
2023	—	11.4	—	55.7	67.1
2024	—	11.4	—	16.1	27.5
2025	—	11.4	—	1.2	12.6
2026	—	11.5	—	—	11.5
Thereafter	7,252.6	5,295.8	1,041.3	—	13,589.7
Total debt maturities (b)	7,667.1	5,773.4	1,041.3	169.1	14,650.9
Deferred financing costs, discounts and premiums, net	(37.7)	(15.1)	(7.5)	—	(60.3)
Total debt	$7,629.4	$5,758.3	$1,033.8	$169.1	$14,590.6
Current portion	$414.5	$431.3	$—	$72.8	$918.6
Noncurrent portion	$7,214.9	$5,327.0	$1,033.8	$96.3	$13,672.0
_______________

(a)Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)Amounts include vendor financing obligations of $1,003.5 million, as set forth below:

	UPC Holding	Telenet	Other	Total
	in millions

Year ending December 31:
2021 (remainder of year)	$62.6	$100.4	$25.7	$188.7
2022	351.9	319.5	70.4	741.8
2023	—	—	55.7	55.7
2024	—	—	16.1	16.1
2025	—	—	1.2	1.2
Total vendor financing maturities	$414.5	$419.9	$169.1	$1,003.5
Current portion	$414.5	$419.9	$72.8	$907.2
Noncurrent portion	$—	$—	$96.3	$96.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our right-of-use (ROU) assets and lease liabilities is set forth below:

	September 30, 2021	December 31, 2020
	in millions

ROU assets:
Finance leases (a)	$439.2	$471.6
Operating leases (b)	1,315.4	1,440.3
Total ROU assets	$1,754.6	$1,911.9

Lease liabilities:
Finance leases (c)	$493.2	$549.5
Operating leases (d)	1,323.6	1,432.0
Total lease liabilities	$1,816.8	$1,981.5
_______________

(a)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At September 30, 2021, the weighted average remaining lease term for finance leases was 22.6 years and the weighted average discount rate was 6.0%. During the nine months ended September 30, 2021 and 2020, we recorded non-cash additions to our finance lease ROU assets (including amounts related to the U.K. JV Entities through the closing of the U.K. JV Transaction) of $27.8 million and $30.9 million, respectively.

(b)Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At September 30, 2021, the weighted average remaining lease term for operating leases was 11.6 years and the weighted average discount rate was 5.8%. During the nine months ended September 30, 2021 and 2020, we recorded non-cash additions to our operating lease ROU assets (including amounts related to the U.K. JV Entities through the closing of the U.K. JV Transaction) of $67.4 million and $64.2 million, respectively.

(c)The current and long-term portions of our finance lease liabilities are included within current portion of debt and finance lease obligations and long-term debt and finance lease obligations, respectively, on our condensed consolidated balance sheets.

(d)The current portions of our operating lease liabilities are included within other accrued and current liabilities on our condensed consolidated balance sheets.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

A summary of our aggregate lease expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Finance lease expense:
Depreciation and amortization	$13.6	$16.8	$52.6	$52.7
Interest expense	5.4	7.7	22.1	23.6
Total finance lease expense	19.0	24.5	74.7	76.3
Operating lease expense (a)	38.5	16.4	164.7	79.6
Short-term lease expense (a)	1.1	0.9	4.0	3.1
Variable lease expense (b)	0.4	0.3	1.6	1.1
Total lease expense	$59.0	$42.1	$245.0	$160.1
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Nine months ended September 30,
	2021	2020
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$164.1	$72.6
Operating cash outflows from finance leases	22.1	23.6
Financing cash outflows from finance leases	52.0	75.2
Total cash outflows from operating and finance leases	$238.2	$171.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

Maturities of our operating and finance lease liabilities as of September 30, 2021 are presented below. Amounts represent U.S. dollar equivalents based on September 30, 2021 exchange rates:

	Operating leases	Finance leases
	in millions

Year ending December 31:
2021 (remainder of year)	$53.5	$25.4
2022	204.9	94.6
2023	188.8	98.2
2024	173.5	61.1
2025	159.7	57.7
2026	47.6	53.7
Thereafter	1,120.9	244.5
Total payments	1,948.9	635.2
Less: present value discount	(625.3)	(142.0)
Present value of lease payments	$1,323.6	$493.2
Current portion	$183.3	$67.9
Noncurrent portion	$1,140.3	$425.3

(11)    Income Taxes

Income tax benefit (expense) attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Computed “expected” tax benefit (expense) (a)	$(60.4)	$218.7	$(2,533.3)	$143.3
Non-taxable gain associated with the U.K. JV Transaction	(66.0)	—	2,050.2	—
Non-deductible or non-taxable foreign currency exchange results	88.9	(224.3)	169.7	(166.6)
Change in valuation allowances	(19.1)	(98.6)	(107.6)	(198.2)
International rate differences (b)	(39.5)	(3.0)	(81.1)	(6.7)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (c)	99.3	(7.4)	75.1	(24.6)
Non-deductible or non-taxable interest and other items	(12.3)	26.4	(50.7)	(19.7)
Recognition of previously unrecognized tax benefits	—	—	20.5	188.8
Tax benefit associated with technology innovation (d)	5.7	4.9	17.2	54.4
Enacted tax law and rate changes (e)	2.5	242.3	2.1	274.0
Other, net	(1.3)	6.5	(6.3)	7.5
Total income tax benefit (expense)	$(2.2)	$165.5	$(444.2)	$252.2
_______________

(a)The statutory or “expected” tax rate is the U.K. rate of 19.0%.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

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

(d)Amounts reflect the recognition of the innovation income tax deduction in Belgium. The amount for the nine months ended September 30, 2020 includes the one-time effect of deductions related to prior periods.

(e)On July 22, 2020, legislation was enacted in the U.K. to maintain the corporate income tax rate at 19.0%, reversing previous legislation that had reduced the U.K. rate to 17.0% from April 1, 2020. The impact of this rate change on our deferred balances was recorded during the third quarter of 2020. On June 10, 2021, legislation was enacted in the U.K. to increase the U.K. corporate income rate to 25.0% from April 1, 2023. The impact of this rate change on our deferred balances was recorded during the second quarter of 2021.
As of September 30, 2021, our unrecognized tax benefits were $504.9 million, of which $382.5 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation and other items, could result in reductions to our unrecognized tax benefits related to tax positions taken as of September 30, 2021. The amount of any such reductions could range up to $79.0 million, substantially all of which would not have a positive impact on our effective tax rate. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

Certain of our subsidiaries are currently involved in income tax examinations in various jurisdictions in which we operate, including Belgium, Ireland, the Netherlands, and the U.S. While we do not expect adjustments from the foregoing examinations to have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

(12)    Equity

Share Repurchases. During the nine months ended September 30, 2021, we repurchased (i) 5,845,800 shares of our Class A ordinary shares at an average price per share of $27.11 and (ii) 32,700,700 shares of our Class C ordinary shares at an average price per share of $26.55, for an aggregate purchase price of $1,026.8 million, including direct acquisition costs. In July 2021, our board of directors approved a new share repurchase program whereby the authorized amount for share repurchases during 2021 was increased to $1.4 billion, with additional commitments to repurchase a minimum of 10% of our shares outstanding during each of 2022 and 2023. The determination of the number of shares we will be authorized to repurchase during 2022 and 2023 will be based on 10% of the total number of our outstanding shares as of the beginning of each year. At September 30, 2021, the remaining amount authorized for share repurchases during the remainder of 2021 was $378.7 million. Under the repurchase program, Liberty Global may acquire from time to time its Class A ordinary shares, Class C ordinary shares, or any combination of Class A and Class C ordinary shares. The program may be effected through open market transactions and/or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to the program will depend on a variety of factors, including market conditions and applicable law. The program may be implemented in conjunction with brokers for the Company and other financial institutions with whom the Company has relationships within certain preset parameters and purchases may continue during closed periods in accordance with applicable restrictions. The program may be suspended or discontinued at any time.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Liberty Global:
Performance-based incentive awards (a)	$11.9	$57.0	$50.3	$106.3
Non-performance based incentive awards (b)	31.4	27.8	116.2	93.9
Other (c)	7.8	6.9	22.2	19.1
Total Liberty Global	51.1	91.7	188.7	219.3
Other (d)	6.9	12.7	31.9	24.1
Total	$58.0	$104.4	$220.6	$243.4
Included in:
Other operating expense	$1.6	$2.5	$10.4	$4.8
SG&A expense	56.4	101.9	210.2	238.6
Total	$58.0	$104.4	$220.6	$243.4
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

The following table provides the aggregate number of options, SARs and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of September 30, 2021:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price

Held by Liberty Global employees:
Outstanding	25,757,426	$27.06	60,118,409	$26.12
Exercisable	12,557,002	$30.64	27,734,216	$29.19

Held by former Liberty Global employees (b):
Outstanding	1,675,974	$31.14	4,689,511	$28.45
Exercisable	1,388,812	$32.80	4,115,209	$23.32
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

The following table provides the aggregate number of restricted share units (RSUs) and PSUs that were outstanding as of September 30, 2021. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class C

Held by Liberty Global employees:
RSUs	2,722,067	5,443,384
PSUs	1,306,731	2,613,401
Held by former Liberty Global employees (a):
RSUs	74,193	148,583
PSUs	37,510	75,016
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

2021 Ventures Incentive Plan

In April 2021, the compensation committee of our board of directors approved a new incentive plan, referred to herein as the “2021 Ventures Incentive Plan”. The 2021 Ventures Incentive Plan was provided to executive officers and other key employees and is based on the performance of the Liberty Global Ventures Portfolio (the “Portfolio”), which is measured by assessing the fair value of the Portfolio over a three-year period beginning December 31, 2020 and ending on December 31, 2023. Payout will be denominated in cash and will be assessed at the end of the three-year period using eligible participants’ initial contribution between 10% and 100% of their 2021 annual target equity value (which contributed amount is in lieu of their normal annual equity grant). The compensation committee has the discretion to settle the final payout amount in (i) cash or (ii) Liberty Global Class A and Class C ordinary shares based on the change in the Portfolio’s value. Subject to forfeitures, 100% of each participant’s payout will vest on March 31, 2024. In order to receive the payout, participants are required to remain employed through the final vesting date. The 2021 Ventures Incentive Plan awards are liability classified due to the fact that the final payout under this plan will be denominated in cash and may be settled in a variable number of shares. At September 30, 2021, the estimated fair value of the final payout under the 2021 Ventures Incentive Plan was $17.1 million.

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

The details of our basic and diluted weighted average ordinary shares outstanding are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Weighted average ordinary shares outstanding (basic EPS computation)	551,973,418	590,985,197	561,295,200	608,816,109
Incremental shares attributable to the assumed exercise of outstanding options and SARs and the release of RSUs and PSUs upon vesting (treasury stock method)	13,071,058	—	13,131,584	—
Weighted average ordinary shares outstanding (diluted EPS computation)	565,044,476	590,985,197	574,426,784	608,816,109

The calculation of diluted earnings per share for the three and nine months ended September 30, 2021 excludes a total of 51.5 million options, SARs and RSUs because their effect would have been anti-dilutive.

We reported losses from continuing operations attributable to Liberty Global shareholders for the three and nine months ended September 30, 2020. Therefore, the potential dilutive effect at September 30, 2020 of the following items was not included in the computation of diluted loss from continuing operations attributable to Liberty Global shareholders per share because their inclusion would have been anti-dilutive: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of 77.3 million and (ii) the aggregate number of shares issuable pursuant to PSARs and PSUs of 20.2 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

The details of our net earnings (loss) from continuing operations attributable to Liberty Global shareholders is set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	in millions

Earnings (loss) from continuing operations	$315.6	$(985.6)	$12,889.2	$(502.2)
Net earnings from continuing operations attributable to noncontrolling interests	(41.6)	(49.5)	(142.8)	(137.8)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders	$274.0	$(1,035.1)	$12,746.4	$(640.0)

(15)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, purchases of customer premises and other equipment and services, programming contracts and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of September 30, 2021. The commitments included in this table do not reflect any liabilities that are included on our September 30, 2021 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2021
		2022	2023	2024	2025	2026	Thereafter	Total
	in millions

Network and connectivity commitments	$62.2	$92.8	$68.8	$50.4	$48.7	$40.4	$684.4	$1,047.7
Purchase commitments	249.5	263.5	39.7	21.9	10.5	7.8	0.7	593.6
Programming commitments	57.8	188.2	119.2	79.6	66.2	46.7	18.4	576.1
Other commitments	13.5	73.6	54.2	28.3	29.0	29.0	122.3	349.9
Total	$383.0	$618.1	$281.9	$180.2	$154.4	$123.9	$825.8	$2,567.3

Network and connectivity commitments primarily include Telenet’s commitments for certain operating costs associated with its leased network. Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table.

Purchase commitments include unconditional and legally binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs (including amounts related to the U.K. JV Entities through the closing of the U.K. JV Transaction) aggregated $957.9 million and $1,176.7 million during the nine months ended September 30, 2021 and 2020, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

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

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2021 and 2020, see note 6.

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

Legal and Regulatory Proceedings and Other Contingencies

Interkabel Acquisition. On November 26, 2007, Telenet and four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers, to Telenet. Subsequently, Telenet and the PICs entered into a binding agreement (the 2008 PICs Agreement), which closed effective October 1, 2008. Beginning in December 2007, Proximus NV/SA (Proximus), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements. Proximus lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Proximus in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008. Proximus brought an appeal judgment before the Belgian Supreme Court (the Belgian Supreme Court), which confirmed the appeal judgment in September 2010. On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Proximus’ request

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

for the rescission of the agreement-in-principle and the 2008 PICs Agreement. On June 12, 2009, Proximus appealed this judgment to the Court of Appeal of Antwerp. In this appeal, Proximus also sought compensation for damages. While these proceedings were suspended indefinitely, other proceedings were initiated, which resulted in a ruling by the Belgian Council of State in May 2014 annulling (i) the decision of the PICs not to organize a public market consultation and (ii) the decision from the PICs’ board of directors to approve the 2008 PICs Agreement. In December 2015, Proximus resumed the civil proceedings pending with the Court of Appeal of Antwerp, seeking to have the 2008 PICs Agreement annulled and claiming damages of €1.4 billion ($1.6 billion). On December 18, 2017, the Court of Appeal of Antwerp rejected Proximus’ claim in its entirety. On June 28, 2019, Proximus brought this appeal judgment before the Belgian Supreme Court. On January 22, 2021, the Belgium Supreme Court partially annulled the judgment of the Court of Appeal of Antwerp. The case will be referred to the Court of Appeal of Brussels. This Court will need to make a new decision on the matter within the boundaries of the annulment by the Belgium Supreme Court. It is likely that it will take the Court of Appeal of Brussels several years to decide on the matter.

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

Belgium Regulatory Developments. In June 2018, the Belgisch Instituut voor Post en Telecommunicatie and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) adopted a new decision finding that Telenet has significant market power in the wholesale broadband market (the 2018 Decision). The 2018 Decision imposes on Telenet the obligations to (i) provide third-party operators with access to the digital television platform (including basic digital video and analog video) and (ii) make available to third-party operators a bitstream offer of broadband internet access (including fixed-line telephony as an option). Unlike prior decisions, the 2018 Decision no longer applies “retail minus” pricing on Telenet; however, as of August 1, 2018, this decision imposed a 17% interim price reduction in monthly wholesale cable access prices. On July 5, 2019, the Belgium Regulatory Authorities published for consultation a draft decision regarding “reasonable access tariffs” that will replace the interim prices. On May 26, 2020, the Belgium Regulatory Authorities adopted a final decision regarding the “reasonable access tariffs” (the 2020 Decision) that represents, for example, a decrease of 11.5% as compared to the interim rates for a 100 Mbps offer combined with TV. These rates are expected to evolve over time due to, among other reasons, broadband capacity usage. The 2020 Decision became effective on July 1, 2020.

The 2020 Decision aims to, and in its application may, strengthen Telenet’s competitors by granting them resale access to Telenet’s network to offer competing products and services notwithstanding Telenet’s substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the extent that competitors take advantage of the resale access afforded to Telenet’s network, the rates that Telenet receives for such access and other competitive factors or market developments. Telenet considers the 2018 Decision to be inconsistent with the principle of technology-neutral regulation and the European Single Market Strategy to stimulate further

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

investments in broadband networks. Telenet challenged the 2018 Decision in the Court of Appeal of Brussels and also initiated an action in the European Court of Justice against the European Commission’s decision not to challenge the 2018 Decision. The proceedings before the European Court of Justice have been withdrawn by Telenet in order to avoid undue delays in the Court of Appeal case. In a decision issued on September 4, 2019, the Court of Appeal of Brussels upheld the 2018 Decision.

UPC Austria Matter. On July 31 2018, we completed the sale of our Austrian operations, “UPC Austria,” to Deutsche Telekom AG (Deutsche Telekom). In October of 2019, we received notification under the terms of the relevant acquisition agreements from Deutsche Telekom and its subsidiary T-Mobile Austria Holding GmbH (together, the UPC Austria Sale Counterparties), asserting claims of €70.5 million ($81.6 million). The value of the amounts claimed by the UPC Austria Sale Counterparties has since increased to €106.2 million ($122.9 million). No amounts have been accrued by our company with respect to this matter as the likelihood of loss is not considered to be probable at this stage. We are unable to provide any meaningful estimate of a possible range of loss because, among other reasons, (i) we believe the assertions are unsupported and/or exaggerated and (ii) there are significant factual matters to be resolved. We intend to vigorously defend this matter.

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
September 30, 2021
(unaudited)

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

Adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, “Adjusted EBITDA” is defined as earnings (loss) from continuing operations before net income tax benefit (expense), other non-operating income or expenses, net share of results of affiliates, net gains (losses) on extinguishment of debt, net realized and unrealized gains (losses) due to changes in fair value of certain investments and debt, net foreign currency gains (losses), net gains (losses) on derivative instruments, net interest expense, depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted EBITDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of earnings or loss from continuing operations to Adjusted EBITDA is presented below.

As of September 30, 2021, our reportable segments are as follows:

Consolidated:
•Switzerland
•Belgium
•Ireland

Nonconsolidated:
•VMED O2 JV
•VodafoneZiggo JV

On September 22, 2021, we entered into an agreement to sell our operations in Poland (see note 4). Accordingly, segment information for all periods has been retrospectively revised to present our operating segment in Poland as a discontinued operation. Previously, our operations in Poland, together with our operations in Slovakia, were included in our former Central and Eastern Europe reportable segment. As a result of this change, our operations in Slovakia are now included in Central and Other (as defined below and previously referred to as “Central and Corporate”) for all periods presented.

On June 1, 2021, we completed the U.K. JV Transaction, whereby we contributed the U.K. JV Entities to the VMED O2 JV. Prior to the completion of the U.K. JV Transaction, we presented the U.K. JV Entities, together with our operations in Ireland, as a single reportable segment, “U.K./Ireland”. In connection with the completion of the U.K. JV Transaction, we have restated our segment presentation for all periods to separately present (i) the U.K. JV Entities and (ii) Ireland. In addition, certain other less significant entities previously included in the U.K./Ireland segment are now included within Central and Other (as defined below). Following the closing of the U.K. JV Transaction, we have identified the VMED O2 JV as a nonconsolidated reportable segment. For additional information regarding the U.K. JV Transaction, see note 4.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

All of our reportable segments derive their revenue primarily from residential and B2B communications services, including broadband internet, video, fixed-line telephony and mobile services.

Our “Central and Other” category primarily includes (i) our operations in Slovakia, (ii) services provided to the VMED O2 JV, the VodafoneZiggo JV and various third parties related to transitional service agreements, (iii) sales of customer premises equipment to the VodafoneZiggo JV and (iv) certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions.

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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

U.K. (a)	$—	$1,543.6	$2,736.4	$4,457.3
Belgium	755.4	746.6	2,302.9	2,147.2
Switzerland	830.2	315.0	2,497.4	930.9
Ireland	136.0	126.4	406.2	366.2
Central and Other	181.4	118.9	458.7	346.9
Intersegment eliminations	(1.6)	(5.1)	(11.1)	(14.8)
Total	$1,901.4	$2,845.4	$8,390.5	$8,233.7

VMED O2 JV (b)	$3,614.0	$—	$4,822.5	$—
VodafoneZiggo JV	$1,206.1	$1,166.7	$3,638.4	$3,345.4
_______________

(a)Represents the revenue of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

(b)The amount for the 2021 nine-month period represents the revenue of the VMED O2 JV for the period beginning June 1, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

	Adjusted EBITDA
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

U.K. (a)	$—	$610.9	$1,085.3	$1,819.6
Belgium	369.1	367.4	1,130.5	1,053.1
Switzerland	330.8	154.4	910.9	439.4
Ireland	59.1	49.9	160.7	143.2
Central and Other	1.5	(20.5)	(15.8)	(50.6)
Intersegment eliminations (b)	(2.0)	1.4	1.6	1.4
Total	$758.5	$1,163.5	$3,273.2	$3,406.1

VMED O2 JV (c)	$1,180.3	$—	$1,591.3	$—
VodafoneZiggo JV	$578.1	$559.1	$1,713.4	$1,593.4
_______________

(a)Represents the Adjusted EBITDA of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

(b)Amounts relate to transactions between our continuing and discontinued operations.

(c)The amount for the 2021 nine-month period represents the Adjusted EBITDA of the VMED O2 JV for the period beginning June 1, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

The following table provides a reconciliation of earnings (loss) from continuing operations to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Earnings (loss) from continuing operations	$315.6	$(985.6)	$12,889.2	$(502.2)
Income tax expense (benefit)	2.2	(165.5)	444.2	(252.2)
Other income, net	(8.2)	(5.4)	(25.6)	(67.4)
Gain on Atlas Edge JV Transactions	(213.7)	—	(213.7)	—
(Gain) adjustment to gain on U.K. JV Transaction	347.3	—	(10,790.7)	—
Share of results of affiliates, net	29.2	27.1	35.6	99.1
Losses on debt extinguishment, net	—	0.3	90.6	220.4
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	109.4	21.5	(373.3)	399.0
Foreign currency transaction losses (gains), net	(422.4)	754.6	(857.6)	836.3
Realized and unrealized losses (gains) gains on derivative instruments, net	(199.3)	717.5	(707.4)	(200.4)
Interest expense	140.9	279.3	748.1	873.5
Operating income	101.0	643.8	1,239.4	1,406.1
Impairment, restructuring and other operating items, net	17.2	(16.7)	68.4	46.5
Depreciation and amortization	582.3	432.0	1,744.8	1,710.1
Share-based compensation expense	58.0	104.4	220.6	243.4
Adjusted EBITDA	$758.5	$1,163.5	$3,273.2	$3,406.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
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

	Nine months ended September 30,
	2021	2020
	in millions

U.K. (a)	$557.4	$975.3
Belgium	424.5	375.1
Switzerland	413.1	181.8
Ireland	61.9	54.4
Central and Other (b)	226.9	253.2
Total property and equipment additions	1,683.8	1,839.8
Assets acquired under capital-related vendor financing arrangements	(599.6)	(1,011.7)
Assets acquired under finance leases	(27.8)	(30.9)
Changes in current liabilities related to capital expenditures	58.0	122.7
Total capital expenditures, net	$1,114.4	$919.9

Property and equipment additions:
VMED O2 JV (c)	$898.8	$—
VodafoneZiggo JV	$705.0	$685.3
_______________

(a)Represents the property and equipment additions of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

(b)Includes (i) property and equipment additions representing centrally-owned assets that benefit our operating segments, (ii) the net impact of certain centrally-procured network equipment that is ultimately transferred to our operating segments and (iii) property and equipment additions of our operations in Slovakia.

(c)The amount for the 2021 period represents the property and equipment additions of the VMED O2 JV for the period beginning June 1, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2021
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$366.4	$799.7	$2,008.5	$2,333.7
Video	302.6	612.2	1,537.5	1,799.2
Fixed-line telephony	111.4	328.2	732.5	986.7
Total subscription revenue	780.4	1,740.1	4,278.5	5,119.6
Non-subscription revenue	25.5	47.8	127.9	134.7
Total residential fixed revenue	805.9	1,787.9	4,406.4	5,254.3
Residential mobile revenue (c):
Subscription revenue (b)	376.0	250.7	1,271.3	713.4
Non-subscription revenue	150.0	179.3	627.2	454.0
Total residential mobile revenue	526.0	430.0	1,898.5	1,167.4
Total residential revenue	1,331.9	2,217.9	6,304.9	6,421.7
B2B revenue (d):
Subscription revenue	139.1	149.0	482.1	403.5
Non-subscription revenue	207.4	341.0	1,011.3	996.0
Total B2B revenue	346.5	490.0	1,493.4	1,399.5
Other revenue (e)	223.0	137.5	592.2	412.5
Total	$1,901.4	$2,845.4	$8,390.5	$8,233.7
_______________

(a)Residential fixed subscription revenue includes amounts received from subscribers for ongoing services and the recognition of deferred installation revenue over the associated contract period. Residential fixed non-subscription revenue includes, among other items, channel carriage fees, late fees and revenue from the sale of equipment.

(b)Residential subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. As a result, changes in the standalone pricing of our fixed and mobile products or the composition of bundles can contribute to changes in our product revenue categories from period to period.

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
September 30, 2021
(unaudited)

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the NL JV Services and the sale of customer premises equipment to the VodafoneZiggo JV, (ii) broadcasting revenue in Belgium and Ireland and (iii) revenue earned from transitional and other services provided to various third parties.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

U.K. (a)	$—	$1,543.6	$2,736.4	$4,457.3
Belgium	755.4	746.6	2,302.9	2,147.2
Switzerland	830.2	315.0	2,497.4	930.9
Ireland	136.0	126.4	406.2	366.2
Slovakia	12.9	12.6	39.1	37.5
Other, including intersegment eliminations	166.9	101.2	408.5	294.6
Total	$1,901.4	$2,845.4	$8,390.5	$8,233.7

VMED O2 JV (U.K.) (b)	$3,614.0	$—	$4,822.5	$—
VodafoneZiggo JV (Netherlands)	$1,206.1	$1,166.7	$3,638.4	$3,345.4
______________

(a)Represents the revenue of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

(b)The amount for the 2021 nine-month period represents the revenue of the VMED O2 JV for the period beginning June 1, 2021.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.
•Overview. This section provides a general description of our business and recent events.
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2021 and 2020.
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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2021.
Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions (including with respect to the Network Extensions, as defined below), subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the potential impact of COVID-19 on our company, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, interest rate risks, target leverage levels, debt covenants, our future projected contractual commitments and cash flows, our share repurchase program and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in our 10-K, as well as the following list of some but not all of the factors that could cause actual results or events (including with respect to our affiliates) to differ materially from anticipated results or events:

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
•consumer acceptance of our existing service offerings, including our broadband internet, television, fixed-line telephony, mobile and business service offerings, and of new technology, programming alternatives and other products and service offerings in the future;
•our ability to manage rapid technological changes;

•our ability to maintain or increase the number of subscriptions to our broadband internet, television, fixed-line telephony and mobile service offerings and our average revenue per household;
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

Overview

General

We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe. Our operations comprise businesses that provide residential and B2B communications services in (i) Switzerland and Slovakia through UPC Holding, (ii) Belgium through Telenet and (iii) Ireland through another wholly-owned subsidiary of Liberty Global. In addition, we own 50% noncontrolling interests in (a) the VodafoneZiggo JV, which provides residential and B2B communication services in the Netherlands, and (b) the VMED O2 JV, which provides residential and B2B communication services in the U.K.

In addition, we currently provide residential and B2B communications services in Poland through UPC Holding. On September 22, 2021, we entered into an agreement to sell our operations in Poland. Accordingly, our operations in Poland are reflected as discontinued operations for all periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated. For additional information regarding the pending sale of UPC Poland, including with respect to our current expectations on timing and use of proceeds, see note 4 to our condensed consolidated financial statements.

Through May 31, 2021, our consolidated operations also provided residential and B2B communications services in the U.K. through Virgin Media. On June 1, 2021, we contributed the U.K. JV Entities to the VMED O2 JV and began accounting for our 50% interest in the VMED O2 JV as an equity method investment. For additional information, see note 4 to our condensed consolidated financial statements.

Operations

At September 30, 2021, our continuing operations owned and operated networks that passed 7,456,900 homes and served 4,134,900 fixed-line customers and 5,670,300 mobile subscribers.

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

The global COVID-19 pandemic continues to impact the economies of the countries in which we operate. However, during the third quarter of 2021, the impact on our company continued to be relatively minimal as demand for our products and services remained strong. It is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting from the preventative measures taken to contain or mitigate its outbreak, therefore no assurance can be given that an extended period of global economic disruption would not have a material adverse impact on our business, financial condition and results of operations in future periods. For further information regarding the COVID-19 pandemic, see the discussion under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview included in our 10-K. For additional information regarding the impact of COVID-19 on our results of operations for the nine months ended September 30, 2021, see Discussion and Analysis of our Reportable Segments below.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended September 30, 2021 was to the euro and Swiss franc as 55.1% and 43.7% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro and Swiss franc, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

General

All of our reportable segments derive their revenue primarily from residential and B2B communications services, including broadband internet, video, fixed-line telephony and mobile services. For detailed information regarding the composition of our reportable segments and how we define and categorize our revenue components, see note 16 to our condensed consolidated financial statements. For information regarding the results of operations of the VodafoneZiggo JV and, for the period beginning June 1, 2021, the VMED O2 JV, refer to Discussion and Analysis of our Consolidated Operating Results — Share of results of affiliates below.

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our consolidated reportable segments for the three and nine months ended September 30, 2021 and 2020. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-year rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our consolidated reportable segments for the three and nine months ended September 30, 2021 and 2020 at the end of this section.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Earnings (loss) from continuing operations	$315.6	$(985.6)	$12,889.2	$(502.2)
Income tax expense (benefit)	2.2	(165.5)	444.2	(252.2)
Other income, net	(8.2)	(5.4)	(25.6)	(67.4)
Gain on Atlas Edge JV Transactions	(213.7)	—	(213.7)	—
(Gain) adjustment to gain on U.K. JV Transaction	347.3	—	(10,790.7)	—
Share of results of affiliates, net	29.2	27.1	35.6	99.1
Losses on debt extinguishment, net	—	0.3	90.6	220.4
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	109.4	21.5	(373.3)	399.0
Foreign currency transaction losses (gains), net	(422.4)	754.6	(857.6)	836.3
Realized and unrealized losses (gains) gains on derivative instruments, net	(199.3)	717.5	(707.4)	(200.4)
Interest expense	140.9	279.3	748.1	873.5
Operating income	101.0	643.8	1,239.4	1,406.1
Impairment, restructuring and other operating items, net	17.2	(16.7)	68.4	46.5
Depreciation and amortization	582.3	432.0	1,744.8	1,710.1
Share-based compensation expense	58.0	104.4	220.6	243.4
Adjusted EBITDA	$758.5	$1,163.5	$3,273.2	$3,406.1

Revenue of our Consolidated Reportable Segments

General. While not specifically discussed in the below explanations of the changes in the revenue of our consolidated reportable segments, we are experiencing competition in all of our markets. This competition has an adverse impact on our ability to increase or maintain our total number of customers and/or our ARPU.

Variances in the subscription revenue that we receive from our customers are a function of (i) changes in the number of our fixed-line customers or mobile subscribers outstanding during the period and (ii) changes in ARPU. Changes in ARPU can be attributable to (a) changes in prices, (b) changes in bundling or promotional discounts, (c) changes in the tier of services selected, (d) variances in subscriber usage patterns and (e) the overall mix of fixed and mobile products within a segment during the period.

Revenue

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$—	$1,543.6	$(1,543.6)	(100.0)	$—	—
Belgium	755.4	746.6	8.8	1.2	3.0	0.4
Switzerland	830.2	315.0	515.2	163.6	1.8	0.2
Ireland	136.0	126.4	9.6	7.6	8.7	6.9
Central and Other	181.4	118.9	62.5	52.6	(2.5)	(2.1)
Intersegment eliminations	(1.6)	(5.1)	3.5	N.M.	3.5	N.M.
Total	$1,901.4	$2,845.4	$(944.0)	(33.2)	$14.5	0.8

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$2,736.4	$4,457.3	$(1,720.9)	(38.6)	$63.1	2.6
Belgium	2,302.9	2,147.2	155.7	7.3	19.2	0.9
Switzerland	2,497.4	930.9	1,566.5	168.3	(23.7)	(1.0)
Ireland	406.2	366.2	40.0	10.9	15.6	4.3
Central and Other	458.7	346.9	111.8	32.2	13.8	4.0
Intersegment eliminations	(11.1)	(14.8)	3.7	N.M.	3.7	N.M.
Total	$8,390.5	$8,233.7	$156.8	1.9	$91.7	1.2
_______________

N.M. — Not Meaningful.

(a)Represents the revenue of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

U.K. The details of the decrease in the U.K.’s revenue during the nine months ended September 30, 2021, as compared to the corresponding period in 2020, is set forth below:

	Nine-month period
	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$55.4	$—	$55.4
ARPU (a)	(74.4)	—	(74.4)
Increase in residential fixed non-subscription revenue (b)	—	12.9	12.9
Total increase (decrease) in residential fixed revenue	(19.0)	12.9	(6.1)
Increase in residential mobile revenue (c)	1.1	32.4	33.5
Increase in B2B revenue (d)	9.8	26.2	36.0
Decrease in other revenue	—	(0.3)	(0.3)
Total organic increase (decrease)	(8.1)	71.2	63.1
Impact of dispositions	(1,587.0)	(422.9)	(2,009.9)
Impact of FX	178.4	47.5	225.9
Total	$(1,416.7)	$(304.2)	$(1,720.9)
_______________

(a)The decrease in fixed subscription revenue related to a change in ARPU includes an increase of approximately $19 million associated with the pausing or cancellation of certain sporting events during the second quarter of 2020, as further described under Discussion and Analysis of our Consolidated Operating Results — Programming and other direct costs of services below.

(b)The increase in residential fixed non-subscription revenue is primarily attributable to increases in (i) revenue from late fees, (ii) cancellation revenue and (iii) installation revenue.

(c)The increase in residential mobile non-subscription revenue is primarily attributable to an increase in revenue from mobile handset sales.

(d)The increase in B2B subscription revenue is primarily due to an increase in the average number of customers. The increase in B2B non-subscription revenue is primarily attributable to the net effect of (i) an increase in revenue associated with long-term leases of a portion of our network and (ii) lower revenue from data services.

Belgium. The details of the increases in Belgium’s revenue during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(6.3)	$—	$(6.3)	$(18.3)	$—	$(18.3)
ARPU	2.6	—	2.6	9.2	—	9.2
Increase in residential fixed non-subscription revenue	—	0.1	0.1	—	2.3	2.3
Total increase (decrease) in residential fixed revenue	(3.7)	0.1	(3.6)	(9.1)	2.3	(6.8)
Increase (decrease) in residential mobile revenue (a)	6.1	(14.3)	(8.2)	7.1	(21.3)	(14.2)
Increase in B2B revenue (b)	4.8	6.2	11.0	13.6	8.0	21.6
Increase in other revenue (c)	—	3.8	3.8	—	18.6	18.6
Total organic increase (decrease)	7.2	(4.2)	3.0	11.6	7.6	19.2
Impact of dispositions	—	—	—	(1.7)	(0.5)	(2.2)
Impact of FX	4.8	1.0	5.8	104.5	34.2	138.7
Total	$12.0	$(3.2)	$8.8	$114.4	$41.3	$155.7
_______________

(a)The decreases in residential mobile non-subscription revenue are primarily attributable to lower interconnect and mobile roaming revenue.

(b)The increases in B2B subscription revenue are primarily due to increases in the average number of customers. The increases in B2B non-subscription revenue are primarily attributable to the net effect of (i) higher revenue from wholesale services, (ii) increases in revenue from mobile handset sales and (iii) lower interconnect revenue.

(c)The increases in other revenue are attributable to higher broadcasting revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see Legal and Regulatory Proceedings and Other Contingencies - Belgium Regulatory Developments in note 15 to our condensed consolidated financial statements.

Switzerland. The details of the increases in Switzerland’s revenue during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(9.1)	$—	$(9.1)	$(34.8)	$—	$(34.8)
ARPU	(1.7)	—	(1.7)	2.0	—	2.0
Increase in residential fixed non-subscription revenue	—	1.0	1.0	—	2.6	2.6
Total increase (decrease) in residential fixed revenue	(10.8)	1.0	(9.8)	(32.8)	2.6	(30.2)
Increase (decrease) in residential mobile revenue (a)	26.1	(16.7)	9.4	37.7	(39.0)	(1.3)
Increase (decrease) in B2B revenue (b)	1.2	2.6	3.8	(0.1)	11.4	11.3
Decrease in other revenue	—	(1.6)	(1.6)	—	(3.5)	(3.5)
Total organic increase (decrease)	16.5	(14.7)	1.8	4.8	(28.5)	(23.7)
Impact of acquisitions	343.1	169.4	512.5	996.0	491.6	1,487.6
Impact of FX	0.3	0.6	0.9	73.0	29.6	102.6
Total	$359.9	$155.3	$515.2	$1,073.8	$492.7	$1,566.5
_______________

(a)The increases in residential mobile subscription revenue are primarily due to increases in the average number of mobile subscribers. The decreases in residential mobile non-subscription revenue are largely attributable to decreases in (i) revenue from mobile handset sales and (ii) interconnect revenue.

(b)The increases in B2B non-subscription revenue are primarily attributable to higher revenue from wholesale services.

Ireland. The details of the increases in Ireland’s revenue during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(0.8)	$—	$(0.8)	$(0.5)	$—	$(0.5)
ARPU	0.1	—	0.1	0.7	—	0.7
Increase in residential fixed non-subscription revenue	—	0.3	0.3	—	0.3	0.3
Total increase (decrease) in residential fixed revenue	(0.7)	0.3	(0.4)	0.2	0.3	0.5
Increase (decrease) in residential mobile revenue	1.0	(0.1)	0.9	2.8	(0.6)	2.2
Increase (decrease) in B2B revenue	0.2	(1.3)	(1.1)	0.6	(2.4)	(1.8)
Increase in other revenue (a)	—	9.3	9.3	—	14.7	14.7
Total organic increase	0.5	8.2	8.7	3.6	12.0	15.6
Impact of FX	0.9	—	0.9	18.5	5.9	24.4
Total	$1.4	$8.2	$9.6	$22.1	$17.9	$40.0
_______________

(a)The increases in other revenue are attributable to higher broadcasting revenue.

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$—	$610.9	$(610.9)	(100.0)	$—	—
Belgium	369.1	367.4	1.7	0.5	(1.4)	(0.4)
Switzerland	330.8	154.4	176.4	114.2	22.1	7.2
Ireland	59.1	49.9	9.2	18.4	8.8	17.6
Central and Other	1.5	(20.5)	22.0	107.3	(12.8)	(62.4)
Intersegment eliminations	(2.0)	1.4	(3.4)	N.M.	(3.4)	N.M.
Total	$758.5	$1,163.5	$(405.0)	(34.8)	$13.3	1.8

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$1,085.3	$1,819.6	$(734.3)	(40.4)	$(13.0)	(1.3)
Belgium	1,130.5	1,053.1	77.4	7.3	11.4	1.1
Switzerland	910.9	439.4	471.5	107.3	(12.1)	(1.4)
Ireland	160.7	143.2	17.5	12.2	8.0	5.6
Central and Other	(15.8)	(50.6)	34.8	68.8	(1.5)	(3.0)
Intersegment eliminations	1.6	1.4	0.2	N.M.	0.2	N.M.
Total	$3,273.2	$3,406.1	$(132.9)	(3.9)	$(7.0)	(0.2)
_______________

N.M. — Not Meaningful.

(a)Represents the Adjusted EBITDA of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

U.K. (a)	N.A.	39.6%	39.7%	40.8%
Belgium	48.9%	49.2%	49.1%	49.0%
Switzerland	39.8%	49.0%	36.5%	47.2%
Ireland	43.5%	39.5%	39.6%	39.1%
_______________

N.A. — Not Applicable.

(a)Represents the results of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

In addition to organic changes in the revenue, operating and SG&A expenses of our consolidated reportable segments, the Adjusted EBITDA margins presented above are impacted by acquisitions, as applicable. In this regard, the Sunrise Acquisition had a significant adverse impact on the Adjusted EBITDA margin in Switzerland, as the acquired Sunrise mobile business generates a relatively lower Adjusted EBITDA margin than our legacy operations in Switzerland. For discussion of the factors contributing to the changes in the Adjusted EBITDA margins of our consolidated reportable segments, see the analysis of our revenue included in Discussion and Analysis of our Reportable Segments above and the analysis of our expenses included in Discussion and Analysis of our Consolidated Operating Results below.

Discussion and Analysis of our Consolidated Operating Results

Revenue

Our revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$366.4	$799.7	$(433.3)	(54.2)	$11.0	3.1
Video	302.6	612.2	(309.6)	(50.6)	(14.6)	(4.6)
Fixed-line telephony	111.4	328.2	(216.8)	(66.1)	(11.6)	(9.5)
Total subscription revenue	780.4	1,740.1	(959.7)	(55.2)	(15.2)	(1.9)
Non-subscription revenue	25.5	47.8	(22.3)	(46.7)	1.5	6.1
Total residential fixed revenue	805.9	1,787.9	(982.0)	(54.9)	(13.7)	(1.7)
Residential mobile revenue (c):
Subscription revenue (b)	376.0	250.7	125.3	50.0	33.2	9.7
Non-subscription revenue	150.0	179.3	(29.3)	(16.3)	(30.9)	(17.0)
Total residential mobile revenue	526.0	430.0	96.0	22.3	2.3	0.4
Total residential revenue	1,331.9	2,217.9	(886.0)	(39.9)	(11.4)	(0.9)
B2B revenue (d):
Subscription revenue	139.1	149.0	(9.9)	(6.6)	6.3	4.8
Non-subscription revenue	207.4	341.0	(133.6)	(39.2)	5.7	2.8
Total B2B revenue	346.5	490.0	(143.5)	(29.3)	12.0	3.6
Other revenue (e)	223.0	137.5	85.5	62.2	13.9	9.8
Total	$1,901.4	$2,845.4	$(944.0)	(33.2)	$14.5	0.8

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$2,008.5	$2,333.7	$(325.2)	(13.9)	$27.9	1.5
Video	1,537.5	1,799.2	(261.7)	(14.5)	(14.2)	(1.0)
Fixed-line telephony	732.5	986.7	(254.2)	(25.8)	(74.7)	(9.9)
Total subscription revenue	4,278.5	5,119.6	(841.1)	(16.4)	(61.0)	(1.5)
Non-subscription revenue	127.9	134.7	(6.8)	(5.0)	17.6	17.2
Total residential fixed revenue	4,406.4	5,254.3	(847.9)	(16.1)	(43.4)	(1.0)
Residential mobile revenue (c):
Subscription revenue (b)	1,271.3	713.4	557.9	78.2	48.7	4.2
Non-subscription revenue	627.2	454.0	173.2	38.1	(28.1)	(4.5)
Total residential mobile revenue	1,898.5	1,167.4	731.1	62.6	20.6	1.2
Total residential revenue	6,304.9	6,421.7	(116.8)	(1.8)	(22.8)	(0.4)
B2B revenue (d):
Subscription revenue	482.1	403.5	78.6	19.5	23.9	5.6
Non-subscription revenue	1,011.3	996.0	15.3	1.5	38.6	4.2
Total B2B revenue	1,493.4	1,399.5	93.9	6.7	62.5	4.7
Other revenue (e)	592.2	412.5	179.7	43.6	52.0	12.0
Total	$8,390.5	$8,233.7	$156.8	1.9	$91.7	1.2
_______________

(a)Residential fixed subscription revenue includes amounts received from subscribers for ongoing services and the recognition of deferred installation revenue over the associated contract period. Residential fixed non-subscription revenue includes, among other items, channel carriage fees, late fees and revenue from the sale of equipment.

(b)Residential subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. As a result, changes in the standalone pricing of our fixed and mobile products or the composition of bundles can contribute to changes in our product revenue categories from period to period.

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $46.3 million and $58.4 million during the three months ended September 30, 2021 and 2020, respectively, and $181.8 million and $166.9 million during the nine months ended September 30, 2021 and 2020, respectively.

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

Total revenue. Our consolidated revenue increased (decreased) ($944.0 million) or (33.2%) and $156.8 million or 1.9% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. These changes include increases of $512.5 million and $1,487.6 million, respectively, attributable to the impact of the Sunrise Acquisition and decreases of $1,543.6 million and $2,009.9 million, respectively, attributable to the impact of the U.K. JV Transaction. On an organic basis, our consolidated revenue increased $14.5 million or 0.8% and $91.7 million or 1.2%, respectively.

Residential revenue. The details of the decreases in our consolidated residential revenue during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020, are as follows:

	Three-month period	Nine-month period
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(15.7)	$5.6
ARPU	0.5	(66.6)
Increase in residential fixed non-subscription revenue	1.5	17.6
Total decrease in residential fixed revenue	(13.7)	(43.4)
Increase in residential mobile subscription revenue	33.2	48.7
Decrease in residential mobile non-subscription revenue	(30.9)	(28.1)
Total organic decrease in residential revenue	(11.4)	(22.8)
Impact of acquisitions and dispositions	(878.8)	(484.3)
Impact of FX	4.2	390.3
Total decrease in residential revenue	$(886.0)	$(116.8)

On an organic basis, our consolidated residential fixed subscription revenue decreased $15.2 million or 1.9% and $61.0 million or 1.5% during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020, primarily attributable to decreases in Switzerland and, for the nine-month comparison, the U.K.

On an organic basis, our consolidated residential fixed non-subscription revenue increased $1.5 million or 6.1% and $17.6 million or 17.2% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily due to increases in Switzerland and, for the nine-month comparison, the U.K.

On an organic basis, our consolidated residential mobile subscription revenue increased $33.2 million or 9.7% and $48.7 million or 4.2% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily attributable to increases in Switzerland.

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $30.9 million or 17.0% and $28.1 million or 4.5% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily due to the net effect of (i) decreases in Switzerland and Belgium and (ii) for the nine-month comparison, an increase in the U.K.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $6.3 million or 4.8% and $23.9 million or 5.6% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily attributable to increases in Belgium and, for the nine-month comparison, the U.K.

On an organic basis, our consolidated B2B non-subscription revenue increased $5.7 million or 2.8% and $38.6 million or 4.2% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily due to increases in Switzerland, Belgium and, for the nine-month comparison, the U.K.

Other revenue. On an organic basis, our consolidated other revenue increased $13.9 million or 9.8% and $52.0 million or 12.0% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily attributable to (i) higher broadcasting revenue in Belgium and Ireland and (ii) increases in Central and Other related to revenue earned from the NL JV Services.

For additional information concerning the changes in our residential, B2B and other revenue, see Discussion and Analysis of our Reportable Segments above.

Programming and other direct costs of services

Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, costs of mobile handsets and other devices and other direct costs related to our operations, including costs associated with our transitional service agreements. Programming and copyright costs represent a significant portion of our operating costs and are subject to rise in future periods due to various factors, including (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events and (ii) rate increases.

The details of our programming and other direct costs of services are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$—	$478.3	$(478.3)	(100.0)	$—	—
Belgium	170.0	167.2	2.8	1.7	1.6	1.0
Switzerland	254.4	63.9	190.5	298.1	(9.0)	(3.4)
Ireland	35.1	34.4	0.7	2.0	0.2	0.7
Central and Other	62.1	48.2	13.9	28.8	1.9	3.9
Intersegment eliminations	0.8	(1.0)	1.8	N.M.	1.8	N.M.
Total	$522.4	$791.0	$(268.6)	(34.0)	$(3.5)	(0.7)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$868.1	$1,384.5	$(516.4)	(37.3)	$35.4	4.6
Belgium	518.3	498.5	19.8	4.0	(11.1)	(2.2)
Switzerland	801.0	204.8	596.2	291.1	(15.3)	(2.0)
Ireland	117.3	102.3	15.0	14.7	7.6	7.5
Central and Other	145.0	117.7	27.3	23.2	0.1	0.1
Intersegment eliminations	(4.0)	(2.8)	(1.2)	N.M.	(1.2)	N.M.
Total	$2,445.7	$2,305.0	$140.7	6.1	$15.5	0.7
_______________

N.M. — Not Meaningful.

(a)Represents the programming and other direct costs of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

Our programming and other direct costs of services increased (decreased) ($268.6 million) or (34.0%) and $140.7 million or 6.1% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. These changes include increases of $199.1 million and $577.5 million, respectively, attributable to the impact of the Sunrise Acquisition and decreases of $478.3 million and $623.2 million, respectively, attributable to the impact of the U.K. JV Transaction. On an organic basis, our programming and other direct costs of services increased (decreased) ($3.5 million) or (0.7%) and $15.5 million or 0.7%, respectively. These changes include the following factors:

•Increases in programming and copyright costs of $9.2 million or 2.4% and $49.5 million or 4.3%, respectively, primarily due to increases in the Belgium, Ireland and Switzerland and, for the nine-month comparison, the U.K. attributable to higher costs for certain premium and/or basic content. The higher costs in the U.K. for the nine-month comparison include an increase of $14.1 million related to the net impact of credits received during the second quarters of 2020 and 2021 in connection with (i) the pausing or cancellation of certain sporting events due to the COVID-19 pandemic during 2020, which offset the aforementioned revenue increases, and (ii) the loss of certain content;

•Decreases in interconnect and access costs of $3.0 million or 1.4% and $33.8 million or 5.5%, respectively, primarily due to the net effect of (i) lower interconnect and mobile roaming costs, primarily due to decreases in Belgium and Switzerland and, for the nine-month comparison, the U.K., (ii) higher leased tower costs in Switzerland and (iii) lower MVNO costs, primarily due to decreases in Switzerland and, for the nine-month comparison, the U.K. Across all of our markets, interconnect and mobile roaming costs have been impacted by changes in usage per subscriber associated with factors such as lower travel and the use of WiFi alternatives during the COVID-19 pandemic; and

•Decreases in mobile handset and other device costs of $13.2 million or 15.2% and $11.8 million or 4.9%, respectively, primarily due to lower sales volumes in Switzerland. In addition, the decrease for the nine-month comparison includes an increase in costs in the U.K. driven by higher sales volumes and higher average costs per handset sold.

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
The details of our other operating expenses are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$—	$252.3	$(252.3)	(100.0)	$—	—
Belgium	113.1	115.0	(1.9)	(1.7)	(2.7)	(2.3)
Switzerland	101.7	45.7	56.0	122.5	(1.4)	(1.4)
Ireland	22.5	24.7	(2.2)	(8.9)	(1.9)	(8.1)
Central and Other	41.5	16.5	25.0	151.5	18.1	109.7
Intersegment eliminations	(0.9)	(0.5)	(0.4)	N.M.	(0.4)	N.M.
Total other operating expenses excluding share-based compensation expense	277.9	453.7	(175.8)	(38.7)	$11.7	4.4
Share-based compensation expense	1.6	2.5	(0.9)	(36.0)
Total	$279.5	$456.2	$(176.7)	(38.7)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$405.9	$676.8	$(270.9)	(40.0)	$12.1	3.4
Belgium	341.6	303.1	38.5	12.7	17.8	5.9
Switzerland	314.1	137.6	176.5	128.3	(2.7)	(0.9)
Ireland	71.0	69.9	1.1	1.6	(2.8)	(4.0)
Central and Other	84.1	56.8	27.3	48.1	18.2	32.0
Intersegment eliminations	(1.5)	1.7	(3.2)	N.M.	(3.2)	N.M.
Total other operating expenses excluding share-based compensation expense	1,215.2	1,245.9	(30.7)	(2.5)	$39.4	3.6
Share-based compensation expense	10.4	4.8	5.6	116.7
Total	$1,225.6	$1,250.7	$(25.1)	(2.0)
_______________

N.M. — Not Meaningful.

(a)Represents the other operating expenses of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

Our other operating expenses (exclusive of share-based compensation expense) decreased $175.8 million or 38.7% and $30.7 million or 2.5% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. These decreases include increases of $56.1 million and $162.5 million, respectively, attributable to the impact of the Sunrise Acquisition and decreases of $246.1 million and $307.6 million, respectively, attributable to the impact of the U.K. JV Transaction. On an organic basis, our other operating expenses increased $11.7 million or 4.4% and $39.4 million or 3.6%, respectively. These increases include the following factors:

•Increases in personnel costs of $8.9 million or 7.2% and $23.6 million or 6.3%, respectively, primarily due to the net effect of (i) higher staffing levels, primarily in Central and Other, Switzerland, Ireland and, for the nine-month comparison, the U.K. and (ii) higher average costs per employee resulting from the net effect of (a) increases in Belgium, (b) decreases in Central and Other and (c) for the nine-month comparison, an increase in the U.K. In addition, the increase in personnel costs during the nine-month comparison include lower costs due to higher capitalizable activities in the U.K.;

•Increases in core network and information technology-related costs of $3.5 million or 5.0% and $13.6 million or 6.8%, respectively, primarily due to the net effect of (i) higher information technology-related expenses, primarily in Central and Other and, for the nine-month comparison, the U.K., (ii) for the three-month comparison, lower network maintenance costs, primarily in Central and Other, and (iii) for the nine-month comparison, higher network maintenance costs, primarily in Switzerland; and

•An increase (decrease) in customer service costs of ($5.9 million) or (9.8%) and $5.1 million or 3.0%, respectively. The decrease during the three-month comparison is due to lower call center costs primarily in Belgium, Ireland and Switzerland. The increase during the nine-month comparison is primarily due to higher call center costs in the U.K. and Belgium. The higher call center costs in the U.K. during the nine-month comparison are primarily due to the impact of lockdowns during the second quarter of 2020 associated with the COVID-19 pandemic, which prevented certain outsourced contract services from being performed during such period.

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

The details of our SG&A expenses are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$—	$202.1	$(202.1)	(100.0)	$—	—
Belgium	103.2	97.0	6.2	6.4	5.5	5.7
Switzerland	143.3	51.0	92.3	181.0	(9.9)	(6.5)
Ireland	19.3	17.4	1.9	10.9	1.6	9.3
Central and Other	76.3	74.7	1.6	2.1	(9.7)	(13.0)
Intersegment eliminations	0.5	(5.0)	5.5	N.M.	5.5	N.M.
Total SG&A expenses excluding share-based compensation expense	342.6	437.2	(94.6)	(21.6)	$(7.0)	(2.0)
Share-based compensation expense	56.4	101.9	(45.5)	(44.7)
Total	$399.0	$539.1	$(140.1)	(26.0)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$377.1	$576.4	$(199.3)	(34.6)	$28.6	9.0
Belgium	312.5	292.5	20.0	6.8	1.1	0.4
Switzerland	471.4	149.1	322.3	216.2	6.4	1.4
Ireland	57.2	50.8	6.4	12.6	2.8	5.5
Central and Other	245.4	223.0	22.4	10.0	(3.0)	(1.3)
Intersegment eliminations	(7.2)	(15.1)	7.9	N.M.	7.9	N.M.
Total SG&A expenses excluding share-based compensation expense	1,456.4	1,276.7	179.7	14.1	$43.8	3.3
Share-based compensation expense	210.2	238.6	(28.4)	(11.9)
Total	$1,666.6	$1,515.3	$151.3	10.0
_______________

N.M. — Not Meaningful.

(a)Represents the SG&A expenses of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

Supplemental SG&A expense information

	Three months ended September 30,		Decrease		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

General and administrative (a)	$274.2	$334.3	$(60.1)	(18.0)	$6.8	2.7
External sales and marketing	68.4	102.9	(34.5)	(33.5)	(13.8)	(16.9)
Total	$342.6	$437.2	$(94.6)	(21.6)	$(7.0)	(2.0)

	Nine months ended September 30,		Increase		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

General and administrative (a)	$1,142.8	$1,003.5	$139.3	13.9	$52.4	5.2
External sales and marketing	313.6	273.2	40.4	14.8	(8.2)	(2.7)
Total	$1,456.4	$1,276.7	$179.7	14.1	$44.2	3.3
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased (decreased) ($94.6 million) or (21.6%) and $179.7 million or 14.1% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. These changes include increases of $102.1 million and $296.6 million, respectively, attributable to the impact of the Sunrise Acquisition and decreases of $197.8 million and $253.6 million, respectively, attributable to the impact of the U.K. JV Transaction. On an organic basis, our SG&A expenses increased (decreased) ($7.0 million) or (2.0%) and $43.8 million or 3.3%, respectively. These changes include the following factors:

•Increases in personnel costs of $9.1 million or 4.6% and $38.4 million or 6.4%, respectively, primarily at Central and Other, driven by the net effect of (i) higher average costs per employee, (ii) higher staffing levels, (iii) for the nine-month comparison, lower costs due to higher capitalizable activities and (iv) decreases in temporary personnel costs. In addition, the increase in personnel costs for the nine-month comparison include higher costs in the U.K., primarily due to the net effect of (a) lower average costs per employee, (b) an increase in temporary personnel costs, (c) an increase in costs due to lower capitalizable activities, (d) higher incentive compensation costs and (e) lower staffing levels;

•Increases in core network and information technology-related costs of $5.2 million or 10.5% and $26.0 million or 18.6%, respectively, primarily due to higher information technology-related expenses in Switzerland, and for the nine-month comparison, the U.K.; and

•Decreases in external sales and marketing costs of $13.8 million or 16.9% and $8.2 million or 2.7%, respectively, primarily attributable to the net effect of (i) lower costs in Switzerland and Belgium associated with (a) advertising campaigns and (b) third-party sales commissions and (ii) for the nine-month comparison, higher costs in the U.K. in each of these two expense categories.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Liberty Global:
Performance-based incentive awards (a)	$11.9	$57.0	$50.3	$106.3
Non-performance based incentive awards (b)	31.4	27.8	116.2	93.9
Other (c)	7.8	6.9	22.2	19.1
Total Liberty Global	51.1	91.7	188.7	219.3
Other (d)	6.9	12.7	31.9	24.1
Total	$58.0	$104.4	$220.6	$243.4
Included in:
Other operating expense	$1.6	$2.5	$10.4	$4.8
SG&A expense	56.4	101.9	210.2	238.6
Total	$58.0	$104.4	$220.6	$243.4
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

Depreciation and amortization expense

Our depreciation and amortization expense was $582.3 million and $1,744.8 million for the three and nine months ended September 30, 2021, respectively, and $432.0 million and $1,710.1 million for the three and nine months ended September 30, 2020, respectively. Excluding the effects of FX, depreciation and amortization expense increased (decreased) $144.5 million or 33.4% and ($54.8 million) or (3.2%) during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. These changes are primarily due to the net effect of (i) for the nine-month period, a decrease in the U.K. of $571.9 million as a result of the held-for-sale presentation of the U.K. JV Entities effective May 7, 2020, (ii) increases due to the Sunrise Acquisition, (iii) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, primarily in Central and Other, Belgium and Switzerland, and (iv) decreases associated with certain assets becoming fully depreciated, primarily in Central and Other, Belgium and Switzerland. For information regarding the held-for-sale presentation of the U.K. JV Entities prior to the completion of the U.K. JV Transaction, see note 4 to our condensed consolidated financial statements.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $17.2 million and $68.4 million during the three and nine months ended September 30, 2021, respectively, and $16.7 million and $46.5 million during the three and nine months ended September 30, 2020, respectively.

The amounts for the 2021 periods include (i) restructuring charges of $2.4 million and $55.0 million, respectively, including $50.4 million of employee severance and termination costs during the nine-month period related to certain reorganization activities, primarily in Switzerland, (ii) direct acquisition and disposition costs of $12.3 million and $41.7 million, respectively, related to the formation of the VMED O2 JV, and (iii) a $38.0 million gain in Central and Other during the second quarter of 2021 associated with a provision release related to a legal contingency.

The amounts for the 2020 periods include (i) a $43.8 million gain in Belgium during the third quarter associated with the disposal of certain content assets and liabilities, (ii) restructuring charges of $5.2 million and $41.8 million, respectively, including $4.0 million and $32.3 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in Switzerland, the U.K. and Central and Other, (iii) direct acquisition and disposition costs of $12.9 million and $32.8 million, respectively, primarily related to the formation of the VMED O2 JV, and (iv) impairment charges of $5.5 million and $11.6 million, respectively, primarily in Belgium and the U.K.

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

Interest expense

We recognized interest expense of $140.9 million and $748.1 million during the three and nine months ended September 30, 2021, respectively, and $279.3 million and $873.5 million during the three and nine months ended September 30, 2020, respectively. Excluding the effects of FX, interest expense decreased $139.2 million or 49.8% and $176.5 million or 20.2% during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. These decreases are primarily attributable to lower (i) weighted average interest rates and (ii) average outstanding debt balances, as decreases related to the U.K. JV Transaction were only partially offset by borrowings used to fund the Sunrise Acquisition. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Cross-currency and interest rate derivative contracts (a)	$170.9	$(755.4)	$658.0	$(222.5)
Equity-related derivative instruments:
ITV Collar	—	82.9	(11.8)	433.2
Other	50.8	(5.8)	86.1	21.5
Total equity-related derivative instruments (b)	50.8	77.1	74.3	454.7
Foreign currency forward and option contracts	(22.4)	(39.2)	(27.1)	(31.8)
Other	—	—	2.2	—
Total	$199.3	$(717.5)	$707.4	$200.4
_______________

(a)The results for the 2021 periods are attributable to net gains associated with changes in (i) certain market interest rates and (ii) the relative value of certain currencies. In addition, the results for the 2021 periods include net losses of $34.0 million and $34.8 million, respectively, resulting from changes in our credit risk valuation adjustments. The results for the 2020 periods are attributable to the net effect of (a) net losses associated with changes in the relative value of certain currencies and (b) a net loss for the three-month period and a net gain for the nine-month period associated with changes in certain market interest rates. In addition, the results for the 2020 periods include net gains of $222.6 million and $294.3 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$610.8	$(1,032.9)	$1,008.3	$(868.0)
U.S. dollar-denominated debt issued by euro functional currency entities	(188.5)	132.8	(275.5)	162.2
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	24.0	160.2	222.1	(189.2)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(1.1)	(32.1)	(106.3)	(52.1)
Euro-denominated debt issued by British pound sterling functional currency entities	(24.1)	—	—	30.5
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	—	—	—	88.9
Other	1.3	17.4	9.0	(8.6)
Total	$422.4	$(754.6)	$857.6	$(836.3)
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Investments:
Univision	$5.9	$—	$161.3	$—
Plume	78.7	—	133.8	29.6
Skillz	(104.6)	(0.1)	(83.3)	45.3
Aviatrix	42.6	—	65.4	—
Lacework	—	—	48.8	—
EdgeConneX	2.7	—	20.5	—
Lionsgate	(39.6)	13.1	18.0	(7.8)
ITV	(118.6)	(20.5)	(9.1)	(450.2)
Other, net	23.5	(15.1)	17.9	(25.9)
Total investments	(109.4)	(22.6)	373.3	(409.0)
Debt	—	1.1	—	10.0
Total	$(109.4)	$(21.5)	$373.3	$(399.0)
Losses on debt extinguishment, net

We recognized net losses on debt extinguishment of nil and $0.3 million during the three months ended September 30, 2021 and 2020, respectively, and $90.6 million and $220.4 million during the nine months ended September 30, 2021 and 2020, respectively.

The loss during the nine months ended September 30, 2021 is attributable to (i) the write-off of $77.7 million of unamortized deferred financing costs and discounts and (ii) the payment of $12.9 million of redemption premiums, all of which occurred during the second quarter.

The loss during the nine months ended September 30, 2020 is primarily attributable to (i) the payment of $188.2 million of aggregate redemption premiums and (ii) the write-off of $35.2 million of aggregate net unamortized deferred financing costs, discounts and premiums during the first and second quarters.

For additional information concerning our losses on debt extinguishment, see note 9 to our condensed consolidated financial statements.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

All3Media	$(3.4)	$(0.3)	$(18.2)	$(40.1)
VMED O2 JV (a)	(10.4)	—	(10.7)	—
VodafoneZiggo JV (b)	(2.6)	(6.8)	6.8	(34.9)
Formula E	(10.9)	(17.4)	(6.5)	(16.7)
Other, net	(1.9)	(2.6)	(7.0)	(7.4)
Total	$(29.2)	$(27.1)	$(35.6)	$(99.1)
_______________

(a)Represents our share of the results of operations of the VMED O2 JV beginning June 1, 2021, which includes 100% of the share-based compensation expense associated with Liberty Global awards held by VMED O2 JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility. The summarized results of operations of the VMED O2 JV are set forth below:

	Three months ended September 30, 2021	Period from June 1, 2021 through September 30, 2021
	in millions

Revenue	$3,614.0	$4,822.5
Adjusted EBITDA	$1,180.3	$1,591.3
Operating income	$82.1	$90.7
Non-operating income (expense) (1)	$(21.1)	$(195.7)
Net earnings (loss)	$31.9	$(2.7)
    _______________

(1)Includes interest expense of $246.2 million and $325.7 million, respectively.

(b)Represents (i) interest income of $14.7 million, $12.8 million, $41.7 million and $34.4 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivables and (ii) our share of the results of operations of the VodafoneZiggo JV. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	in millions

Revenue	$1,206.1	$1,166.7	$3,638.4	$3,345.4
Adjusted EBITDA	$578.1	$559.1	$1,713.4	$1,593.4
Operating income	$84.2	$124.2	$270.9	$275.4
Non-operating expense (1)	$(117.1)	$(155.8)	$(344.8)	$(333.9)
Net loss	$(24.7)	$(25.6)	$(56.3)	$(111.3)
    _______________

(1)Includes interest expense of $151.5 million, $150.2 million, $456.2 million and $445.2 million, respectively.

Gain (adjustment to gain) on U.K. JV Transaction

In connection with the U.K. JV Transaction, we recognized a pre-tax gain during the second quarter of 2021 of $11,138.0 million, net of the recognition of a cumulative foreign currency translation loss of $1,198.6 million. During the third quarter of 2021, we recorded a measurement period adjustment that reduced the pre-tax gain by $347.3 million. For additional information, see note 4 to our condensed consolidated financial statements.

Gain on Atlas Edge JV Transactions

In connection with the Atlas Edge JV Transactions, we recognized a pre-tax gain during the third quarter of 2021 of $213.7 million, net of the recognition of a cumulative foreign currency translation loss of $1.8 million. For additional information, see note 4 to our condensed consolidated financial statements.

Other income, net

We recognized other income, net, of $8.2 million and $5.4 million for the three months ended September 30, 2021 and 2020, respectively, and $25.6 million and $67.4 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts include (i) credits related to the non-service components of our net periodic pension costs of $5.7 million and $4.6 million during the three-month periods, respectively, and $21.9 million and $13.4 million during the nine-month periods, respectively, (ii) interest and dividend income of $2.4 million and $8.1 million during the three-month periods, respectively, and $9.4 million and $50.5 million during the nine-month periods, respectively, and (iii) for the nine months ended September 30, 2020, a gain of $15.3 million related to certain assets that were contributed to a joint venture.

Income tax benefit (expense)

We recognized income tax benefit (expense) of ($2.2 million) and $165.5 million during the three months ended September 30, 2021 and 2020, respectively.

The income tax expense during the three months ended September 30, 2021 differs from the expected income tax expense of $60.4 million (based on the U.K. statutory income tax rate of 19.0%), primarily due to the positive impact of (i) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries, including a non-taxable gain associated with the Atlas Edge JV Transactions and (ii) non-deductible or non-taxable foreign currency exchange results. The positive impact of these items was partially offset by the negative impact of the measurement period adjustment to the non-taxable gain associated with the U.K. JV Transaction.
The income tax benefit during the three months ended September 30, 2020 differs from the expected income tax benefit of $218.7 million (based on the U.K. statutory income tax rate of 19.0%), primarily due to the net negative impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) an increase in valuation allowances. The net negative impact of these items was partially offset by the net positive impact of an increase in deferred tax assets in the U.K. due to an enacted change in tax law.

We recognized income tax benefit (expense) of ($444.2 million) and $252.2 million during the nine months ended September 30, 2021 and 2020, respectively.

The income tax expense during the nine months ended September 30, 2021 differs from the expected income tax expense of $2,533.3 million (based on the U.K. statutory income tax rate of 19.0%), primarily due to the positive impact of the non-taxable gain associated with the U.K. JV Transaction.
The income tax benefit during the nine months ended September 30, 2020 differs from the expected income tax benefit of $143.3 million (based on the U.K. statutory income tax rate of 19.0%), primarily due to the net positive impact of (i) an increase in deferred tax assets in the U.K. due to an enacted change in tax law, (ii) the recognition of previously unrecognized tax benefits and (iii) tax benefits associated with technology innovation incentives. The net positive impact of these items was partially offset by the net negative impact of (a) an increase in valuation allowances and (b) non-deductible or non-taxable foreign currency exchange results.

For additional information concerning our income taxes, see note 11 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended September 30, 2021 and 2020, we reported earnings (loss) from continuing operations of $315.6 million and ($985.6 million), respectively, consisting of (i) operating income of $101.0 million and $643.8 million, respectively, (ii) net non-operating expense of $216.8 million and $1,794.9 million, respectively, and (iii) income tax benefit of $2.2 million and $165.5 million, respectively.

During the nine months ended September 30, 2021 and 2020, we reported earnings (loss) from continuing operations of $12,889.2 million and ($502.2 million), respectively, consisting of (i) operating income of $1,239.4 million and $1,406.1 million, respectively, (ii) net non-operating income (expense) of $12,094.0 million and ($2,160.5 million), respectively, and (iii) income tax benefit (expense) of ($444.2 million) and $252.2 million, respectively.

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

Earnings from discontinued operations, net of taxes

We reported earnings from discontinued operations, net of taxes, of $3.1 million and $12.0 million during the three months ended September 30, 2021 and 2020, respectively, and $44.3 million and $42.5 million during the nine months ended September 30, 2021 and 2020, respectively, related to the results of UPC Poland. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests increased (decreased) $7.9 million and ($5.0 million) during the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily attributable to the results of operations of Telenet.

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

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2021 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$17.0
Unrestricted subsidiaries (b)	478.6
Total Liberty Global and unrestricted subsidiaries	495.6
Borrowing groups (c):
Telenet	224.8
UPC Holding	40.8
VM Ireland	5.0
Total borrowing groups	270.6
Total cash and cash equivalents	$766.2
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.
Liquidity of Liberty Global and its unrestricted subsidiaries

The $17.0 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $478.6 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $2,942.6 million of investments held under SMAs, represented available liquidity at the corporate level at September 30, 2021. Our remaining cash and cash equivalents of $270.6 million at September 30, 2021 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at September 30, 2021, see note 9 to our condensed consolidated financial statements.

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

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VodafoneZiggo JV or the VMED O2 JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries, such as the pending sale of UPC Poland, and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all.

At September 30, 2021, our consolidated cash and cash equivalents balance included $749.2 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include corporate general and administrative expenses and, from time to time, cash requirements in connection with (i) the repayment of third-party and intercompany debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions, (iv) the repurchase of equity and debt securities, (v) other investment opportunities, (vi) any funding requirements of our subsidiaries and affiliates or (vii) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $10.9 billion at September 30, 2021 with varying maturity dates).

During the nine months ended September 30, 2021, the aggregate amount of our share repurchases was $1,026.8 million, including direct acquisition costs. At September 30, 2021, the remaining amount authorized for share repurchases during the remainder of 2021 was $378.7 million. For information regarding our share repurchase authorization for 2022 and 2023, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at September 30, 2021, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our September 30, 2021 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) programming, studio output and sports rights contracts, (b) certain operating costs associated with our networks and (c) purchase obligations associated with customer premises equipment and certain service-related commitments. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, the majority of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 15 to our condensed consolidated financial statements.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global plc. Our credit facilities and senior and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At September 30, 2021, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At September 30, 2021, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $15.1 billion, including $1.0 billion that is classified as current on our condensed consolidated balance sheet and $13.8 billion that is not due until 2027 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2021.

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

Summary. Our condensed consolidated statements of cash flows for our continuing operations for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	Nine months ended September 30,
	2021	2020	Change
	in millions

Net cash provided by operating activities	$2,414.0	$2,568.4	$(154.4)
Net cash used by investing activities	(5,704.3)	(4,132.4)	(1,571.9)
Net cash provided (used) by financing activities	(734.3)	363.2	(1,097.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2.2	20.2	(18.0)
Net decrease in cash and cash equivalents and restricted cash	$(4,022.4)	$(1,180.6)	$(2,841.8)

Operating Activities. The decrease in net cash provided by operating activities is primarily attributable to the net effect of (i) a decrease in cash provided by our Adjusted EBITDA and related working capital items, which includes an increase in cash of $63.4 million (at the applicable rate) in connection with a receivables financing transaction, (ii) an increase in cash provided due to lower payments of interest, (iii) an increase in cash provided due to lower payments related to derivative instruments, (iv) an increase in cash provided due to higher dividends received from the VodafoneZiggo JV, (v) an increase due to FX and (vi) an increase in cash provided due to lower payments for taxes. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The increase in net cash used by investing activities is primarily attributable to the net effect of (i) an increase in cash used of $3,424.0 million associated with restricted cash contributed to the VMED O2 JV in connection with the U.K. JV Transaction, (ii) a decrease in cash used of $1,974.1 million associated with lower net cash paid for investments, primarily related to our investments held under SMAs, (iii) an increase in cash used of $194.5 million due to higher capital expenditures and (iv) a decrease in cash used of $130.0 million associated with the cash received in connection with the Atlas Edge JV Transactions. Capital expenditures increased from $919.9 million during the first nine months of 2020 to $1,114.4 million during the first nine months of 2021 due to the net effect of (a) an increase due to the impact of the Sunrise Acquisition, (b) a decrease in our net local currency capital expenditures and related working capital movements, including the impact of lower capital-related vendor financing, and (c) an increase due to FX.

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

A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Nine months ended September 30,
	2021	2020
	in millions

Property and equipment additions	$1,683.8	$1,839.8
Assets acquired under capital-related vendor financing arrangements	(599.6)	(1,011.7)
Assets acquired under finance leases	(27.8)	(30.9)
Changes in current liabilities related to capital expenditures	58.0	122.7
Capital expenditures, net	$1,114.4	$919.9

The decrease in our property and equipment additions during the nine months ended September 30, 2021, as compared to the corresponding period in 2020, is primarily due to the net effect of (i) a decrease due to the impact of the U.K. JV Transaction, (ii) an increase due to the impact of the Sunrise Acquisition, (iii) an increase in local currency expenditures of our subsidiaries due to (a) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, (b) an increase in expenditures for new build and upgrade projects and (c) an increase in expenditures to support new customer products and operational efficiency initiatives, and (iii) an increase due to FX.

Financing Activities. The change in net cash provided (used) by financing activities is primarily attributable to the net effect of (i) an increase in cash of $1,193.0 million due to higher net borrowings of debt, (ii) an increase in cash of $205.9 million due to lower payments for financing costs and debt premiums and (iii) a decrease in cash of $49.5 million due to lower net cash receipts related to derivative instruments.

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

The following table provides the details of our adjusted free cash flow:

	Nine months ended September 30,
	2021	2020
	in millions

Net cash provided by operating activities of our continuing operations	$2,414.0	$2,568.4
Cash payments for direct acquisition and disposition costs	54.6	15.9
Expenses financed by an intermediary (a)	1,657.5	1,995.5
Capital expenditures, net	(1,114.4)	(919.9)
Principal payments on amounts financed by vendors and intermediaries	(2,020.5)	(3,138.3)
Principal payments on certain finance leases	(47.4)	(48.2)
Adjusted free cash flow	$943.8	$473.4
_______________

(a)For purposes of our condensed consolidated statements of cash flows, operating expenses financed by an intermediary are treated as hypothetical operating cash outflows and hypothetical financing cash inflows when the expenses are incurred. When we pay the financing intermediary, we record financing cash outflows in our condensed consolidated statements of cash flows. For purposes of our adjusted free cash flow definition, we add back the hypothetical operating cash outflow when these financed expenses are incurred as our actual net cash available at that time is not affected and subsequently deduct from our adjusted free cash flow metric the related financing cash outflows when we actually pay the financing intermediary, reflecting the actual reduction to our cash available to service debt or fund new investments.

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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to September 30, 2021.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2021.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At September 30, 2021, $510.5 million or 66.6%, $125.4 million or 16.4% and $91.6 million or 12.0% of our consolidated cash balances were denominated in euros, British pound sterling and U.S. dollars, respectively.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	September 30, 2021	December 31, 2020
Spot rates:
Euro	0.8643	0.8180
British pound sterling	0.7429	0.7325
Swiss franc	0.9341	0.8852
Polish zloty	3.9836	3.7363

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Average rates:
Euro	0.8484	0.8851	0.8359	0.8904
British pound sterling	0.7257	0.7737	0.7220	0.7871
Swiss franc	0.9183	0.9195	0.9113	0.9506
Polish zloty	3.8738	3.7977	3.8001	3.9381

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include fixed-rate and variable-rate borrowings by our borrowing groups. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of our borrowing groups and the variable-rate debt of certain of our other subsidiaries.

In general, we enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to manage exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap, floor and collar agreements and swaptions that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Under our current guidelines, we use various interest rate derivative instruments to mitigate interest rate risk. The final maturity dates of our various portfolios of interest rate derivative instruments might, in some instances, fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate composition and maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 6 to our condensed consolidated financial statements.

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

Weighted Average Variable Interest Rate. At September 30, 2021, the outstanding principal amount of our variable-rate indebtedness aggregated $9.9 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 2.7%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $49.5 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2021:

(i)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €439 million ($507 million);

(ii)an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Polish zloty relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €390 million ($451 million); and

(iii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €94 million ($109 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2021:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €346 million ($400 million); and

(ii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €86 million ($99 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of September 30, 2021. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2021
		2022	2023	2024	2025	2026	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(34.0)	$81.6	$2.1	$(47.7)	$(74.3)	$(74.9)	$(239.9)	$(387.1)
Principal-related (b)	—	—	61.8	(1.4)	17.2	(41.1)	(16.1)	20.4
Other (c)	27.4	(3.1)	—	—	—	—	—	24.3
Total	$(6.6)	$78.5	$63.9	$(49.1)	$(57.1)	$(116.0)	$(256.0)	$(342.4)
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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2021. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of September 30, 2021 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2021 through July 31, 2021:
Class A	—	$—	—	(b)
Class C	4,716,000	$26.26	4,716,000	(b)
August 1, 2021 through August 31, 2021:
Class A	—	$—	—	(b)
Class C	4,159,500	$28.27	4,159,500	(b)
September 1, 2021 through September 30, 2021:
Class A	—	$—	—	(b)
Class C	4,010,700	$29.10	4,010,700	(b)
Total — July 1, 2021 through September 30, 2021:
Class A	—	$—	—	(b)
Class C	12,886,200	$27.79	12,886,200	(b)
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)At September 30, 2021, the remaining amount authorized for share repurchases during the remainder of 2021 was $378.7 million. For information regarding our share repurchase authorization for 2022 and 2023, see note 12 to our condensed consolidated financial statements.

Item 6.EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1
Sale and Purchase Agreement, dated as of September 22, 2021, by and among Liberty Global, plc, UPC Poland Holding B.V., P4 sp. z o.o. and Iliad S.A.* (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 23, 2021 (File No. 001-35961)).***

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

LIBERTY GLOBAL PLC

Dated:	November 3, 2021	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	November 3, 2021	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer