Form 10-K/A
period 2021-12-31
Liberty Global plc
filed 2022-03-30
CIK 1570585

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

EXPLANATORY NOTE

On February 17, 2022, Liberty Global plc (the Registrant) filed with the Securities and Exchange Commission its Annual Report on Form 10-K (the Form 10-K) for the year ended December 31, 2021. The Registrant’s independent registered public accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

The Registrant is filing this Amendment No. 1 on Form 10-K/A (the Form 10-K/A) to include under Item 15 the consolidated financial statements of its equity investee VMED O2 UK Limited, as required by Rule 3-09 of Regulation S-X. Accordingly, the Registrant hereby amends and replaces in its entirety Item 15 of its Form 10-K.

Except as described above, this Form 10-K/A does not update or modify in any way the disclosures provided in the Registrant's Form 10-K, and does not purport to reflect any information or events subsequent to the February 17, 2022 filing thereof.

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
_______________

*    Filed with the Registrant’s Form 10-K dated February 17, 2022
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

LIBERTY GLOBAL PLC

Dated:	March 30, 2022	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE	Chairman of the Board	March 30, 2022
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	March 30, 2022
Michael T. Fries

/s/ ANDREW J. COLE	Director	March 30, 2022
Andrew J. Cole

/s/ MIRANDA CURTIS	Director	March 30, 2022
Miranda Curtis

/s/ JOHN W. DICK	Director	March 30, 2022
John W. Dick

/s/ PAUL A. GOULD	Director	March 30, 2022
Paul A. Gould

/s/ RICHARD R. GREEN	Director	March 30, 2022
Richard R. Green

/s/ DAVID E. RAPLEY	Director	March 30, 2022
David E. Rapley

/s/ LARRY E. ROMRELL	Director	March 30, 2022
Larry E. Romrell

/s/ J. DAVID WARGO	Director	March 30, 2022
J. David Wargo

/s/ MARISA DREW	Director	March 30, 2022
Marisa Drew

/s/ DANIEL E. SANCHEZ	Director	March 30, 2022
Daniel E. Sanchez

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Chief Financial Officer	March 30, 2022
Charles H.R. Bracken

/s/ JASON WALDRON	Senior Vice President and Chief Accounting Officer	March 30, 2022
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

Independent Auditors’ Report

The Board of Directors
VMED O2 UK Ltd:

Opinion
We have audited the consolidated financial statements of VMED O2 UK Ltd and its subsidiaries (the Company), which comprise the consolidated balance sheet as of December 31, 2021, and the related consolidated statements of operations, comprehensive loss, owner’s equity, and cash flows for the seven-month period then ended, and the related notes to the consolidated financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the seven-month period then ended in accordance with U.S. generally accepted accounting principles.

Basis for Opinion
We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditors’ Responsibilities for the Audit of the Consolidated Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the consolidated financial statements are available to be issued.

Auditors’ Responsibilities for the Audit of the Consolidated Financial Statements
Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditors’ report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.

In performing an audit in accordance with GAAS, we:

•Exercise professional judgment and maintain professional skepticism throughout the audit.
•Identify and assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.
•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.
•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control related matters that we identified during the audit.

/s/ KPMG LLP

London, UK
March 30, 2022

VMED O2 UK LIMITED
CONSOLIDATED BALANCE SHEET

31 December 2021
in millions
ASSETS
Current assets:
Cash and cash equivalents	£324.7
Trade receivables, net	1,994.0
Related-party notes receivable (note 15)	410.6
Prepaid expenses	231.9
Other current assets (notes 5, 6, 7, 12 and 15)	704.3
Total current assets	3,665.5
Property, plant and equipment, net (notes 8 and 11)	8,520.2
Goodwill (note 8)	20,670.5
Intangible assets subject to amortisation, net (note 8)	8,805.3
Other assets, net (notes 5, 6, 7, 9, 11 and 17)	2,833.0
Total assets	£44,494.5

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable (note 15)	£948.3
Contract liabilities (notes 5 and 15)	587.1
Current portion of debt and finance lease obligations (notes 10 and 11)	2,962.6
Other accrued and current liabilities (notes 6, 7, 11, 15 and 16)	2,300.1
Total current liabilities	6,798.1
Long-term debt and finance lease obligations (notes 10 and 11)	15,871.5
Other long-term liabilities (notes 5, 6, 7, 11, 12, 15, 16 and 17)	1,441.5
Total liabilities	24,111.1
Commitments and contingencies (notes 6, 7, 10, 11, 12, 16, 17 and 19)
Owners’ equity:
Additional paid-in capital	20,476.3
Accumulated deficit	(126.5)
Accumulated other comprehensive earnings	33.6
Total owners’ equity	20,383.4
Total liabilities and owners’ equity	$44,494.5

The accompanying notes are an integral part of these consolidated financial statements

VMED O2 UK LIMITED
CONSOLIDATED STATEMENT OF OPERATIONS

Period from 1 June 2021 to 31 December 2021
in millions

Revenue (notes 5, 15 and 20)	£6,226.1
Operating costs and expenses (exclusive of depreciation and amortisation, shown separately below):
Programming and other direct costs of services (note 15)	2,217.7
Other operating (note 15)	965.1
Selling, general and administrative (SG&A) (notes 14 and 15)	1,082.1
Depreciation and amortisation (note 8)	1,863.7
Impairment, restructuring and other operating items, net (note 16)	42.8
6,171.4
Operating income	54.7
Non-operating income (expense):
Interest expense (note 15)	(415.4)
Interest income	9.4
Realised and unrealised gains on derivative instruments, net (notes 6, 7 and 15)	417.1
Foreign currency transaction losses, net	(313.2)
Losses on debt extinguishment, net (note 10)	(0.3)
Share of results of affiliates, net (note 9)	(14.4)
Other income, net	5.2
(311.6)
Loss before income taxes	(256.9)
Income tax benefit (note 12)	130.4
Net loss	£(126.5)

The accompanying notes are an integral part of these consolidated financial statements

VMED O2 UK LIMITED
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

Period from 1 June 2021 to 31 December 2021
in millions

Net loss	£(126.5)
Other comprehensive earnings, net of taxes (note 18):
Pension-related adjustments (note 17)	20.3
Foreign currency translation adjustments	13.3
Other comprehensive earnings	33.6
Total comprehensive loss	£(92.9)

The accompanying notes are an integral part of these consolidated financial statements

VMED O2 UK LIMITED
CONSOLIDATED STATEMENT OF OWNERS’ EQUITY

	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total owners’ equity
	in millions

Balance at 1 June 2021	£20,773.8	£—	£—	£20,773.8
Net loss	—	(126.5)	—	(126.5)
Other comprehensive earnings (notes 17 and 18)	—	—	33.6	33.6
Share-based compensation (note 14)	23.4	—	—	23.4
Dividends paid	(322.0)	—	—	(322.0)
Other	1.1	—	—	1.1
Balance at 31 December 2021	£20,476.3	£(126.5)	£33.6	£20,383.4

The accompanying notes are an integral part of these consolidated financial statements

VMED O2 UK LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS

Period from 1 June 2021 to 31 December 2021
in millions

Cash flows from operating activities:
Net loss	£(126.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	23.4
Depreciation and amortisation	1,863.7
Impairment, restructuring and other operating items, net	42.8
Amortisation of deferred financing costs and non-cash interest	(5.8)
Realised and unrealised gains on derivative instruments, net	(417.1)
Foreign currency transaction losses, net	313.2
Losses on debt modification and extinguishment, net	0.3
Share of results of affiliates, net	14.4
Deferred income tax benefit	(78.5)
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Receivables and other operating assets	(181.5)
Payables and accruals	131.9
Net cash provided by operating activities	1,580.3

Cash flows from investing activities:
Capital expenditures, net	(478.2)
Other investing activities, net	26.7
Net cash used by investing activities	£(451.5)

The accompanying notes are an integral part of these consolidated financial statements

VMED O2 UK LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS — (Continued)

Period from 1 June 2021 to 31 December 2021
in millions

Cash flows from financing activities:
Repayments and repurchases of debt and lease obligations	£(4,116.6)
Borrowings of debt	3,537.6
Dividends paid	(322.0)
Payment of financing costs and debt premiums	(27.6)
Net cash received related to derivative instruments	26.9
Other financing activities, net	(7.2)
Net cash used by financing activities	(908.9)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.5)
Net increase in cash and cash equivalents and restricted cash	218.4
Cash and cash equivalents and restricted cash:
Beginning of period	147.4
End of period	£365.8

Cash paid for interest	£360.3
Net cash paid for income taxes	£6.9

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	£324.7
Restricted cash included in other current assets and other assets, net	41.1
Total cash and cash equivalents and restricted cash	£365.8

The accompanying notes are an integral part of these consolidated financial statements

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements
31 December 2021

(1)    Basis of Presentation

VMED O2 UK Limited (VMED O2) is an integrated communications provider of mobile, broadband internet, video and fixed-line telephony services to residential customers and businesses in the United Kingdom (U.K.). In these notes, the terms “we,” “our,” “our Company” and “us” may refer, as the context requires, to VMED O2 or collectively to VMED O2 and its subsidiaries. As of 31 December 2021, the primary subsidiaries of VMED O2 include (i) Virgin Media Inc. and its subsidiaries (collectively, Virgin Media) and (ii) O2 Holdings Limited and its subsidiaries (collectively, O2).

VMED O2, which was formed on 1 June 2021 (the JV Transaction), is a 50:50 joint venture between Liberty Global plc (Liberty Global) and Telefónica, SA (Telefónica) (the Joint Venture). In these consolidated financial statements, Liberty Global and Telefónica are each referred to as a “Shareholder”. Prior to the completion of the JV Transaction, (i) Virgin Media was a wholly-owned subsidiary of Liberty Global that provided fixed and mobile communications services in the U.K. and (ii) O2 was a wholly-owned subsidiary of Telefónica that provided mobile communications services in the U.K. For additional information on the formation of the Joint Venture, see note 2.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Unless otherwise indicated, convenience translations into pound sterling are calculated as of 31 December 2021.

These consolidated financial statements reflect our consideration of the accounting and disclosure implications of subsequent events through 30 March 2022, the date of issuance.

(2)    Joint Venture Formation

The JV Transaction was completed on 1 June 2021. We have accounted for the JV Transaction using the acquisition method of accounting in accordance with Financial Accounting Standards Board (FASB) Topic 805, Business Combinations. The identifiable net assets of both Virgin Media and O2 were assessed for their respective fair values in accordance with purchase price allocation (PPA) accounting and the excess of VMED O2’s business enterprise value over the fair value of these identifiable net assets was allocated to goodwill. A summary of the fair values of the identifiable assets and liabilities of VMED O2 at the 1 June 2021 transaction date is presented in the following table (in millions):

Current assets	$3,052.7
Property, plant and equipment, net	8,843.1
Goodwill	20,670.5
Intangible assets subject to amortisation, net	9,373.7
Other assets, net	2,822.5
Current portion of debt and finance lease obligations	(3,073.5)
Other accrued and current liabilities	(4,046.4)
Long-term debt and finance lease obligations	(15,449.8)
Other long-term liabilities	(1,419.0)
Total fair value of the net assets of VMED O2	$20,773.8

For more information on the fair value measurement assessments made in connection with the JV Transaction, see note 7.

(3)    Recent Accounting Pronouncements

ASU 2021-08

In October 2021, the FASB issued Accounting Standards Update (ASU) No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 is effective for annual reporting periods beginning after

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
15 December 2022, including interim periods within those fiscal years, with early adoption permitted. The main impact of the adoption of ASU 2021-08 will be the recognition of contract assets and contract liabilities in future business combinations at amounts generally consistent with the carrying value of such assets and liabilities of the acquiree immediately before the acquisition date.

ASU 2020-04

In April 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional expedients and exceptions for contract modifications, subject to meeting certain criteria, that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. In accordance with the optional expedients in ASU 2020-04, we modified certain of our debt agreements during the period from 1 June 2021 to 31 December 2021 to replace sterling LIBOR (GBP LIBOR) with the Sterling Overnight Index Average (SONIA) and expect to modify certain of our debt agreements during 2022 to replace the United States (U.S.) Dollar LIBOR with another reference rate. We have applied, and will continue apply, the practical expedients to account for these modifications as a continuation of the existing contract. The use of optional expedients in ASU 2020-04 has not had a significant impact on our consolidated financial statements for the period from 1 June 2021 to 31 December 2021 and we do not believe it will have a significant impact on our consolidated financial statements in the future. For additional information regarding our debt, see note 10.

(4)    Summary of Significant Accounting Policies

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

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We also consolidate entities in which we have a controlling financial interest based on either the variable interest entity (VIE) or voting interest model. We are required to first apply the VIE model to determine whether we hold a variable interest in an entity, and if so, whether the entity is a VIE. If we determine we do hold a variable interest in a VIE, we then apply the voting interest model. Under the voting interest model, we consolidate an entity when we hold a majority voting interest in an entity. We account for investments in which we have significant influence but not a controlling financial interest using the equity method of accounting.

An entity is considered to be a VIE if any of the following conditions exist: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) the holders of the equity investment at risk, as a group, lack either the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the entity or the obligation to absorb the entity’s expected losses or right to receive the entity’s expected residual returns, or (c) the voting rights of some equity investors are disproportionate to their obligation to absorb losses of the entity, their rights to receive returns from an entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

We consolidate entities that are VIEs when we determine we are the primary beneficiary. Generally, the primary beneficiary of a VIE is a reporting entity that has (a) the power to direct the activities that most significantly affect the VIE’s economic performance, and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
Investments

We make elections, on an investment-by-investment basis, as to whether we measure our investments at fair value. Such elections are generally irrevocable. With the exception of those investments over which we exercise significant influence, we would generally elect the fair value method. For those investments over which we exercise significant influence, we generally elect the equity method.

Under the equity method, investments are recorded at cost and are subsequently increased or reduced to reflect our share of net earnings or losses. All costs directly associated with the acquisition of an investment to be accounted for using the equity method are included in the carrying amount of the investment.

Under the fair value method, investments are recorded at fair value and any changes in fair value are reported in realized and unrealized gains or losses, net, in our consolidated statements of operations. All costs directly associated with the acquisition of an investment to be accounted for using the fair value method are expensed as incurred.

All VMED O2 investments held as at 31 December 2021 are investments that we exercise significant influence over, and as such have been accounted for as equity method investments.

Dividends from our equity method investees are reflected as reductions in the carrying values of the applicable investments. Dividends that are deemed to be (i) returns on our investments are included in cash flows from operating activities in our consolidated statements of cash flows and (ii) returns of our investments are included in cash flows from investing activities in our consolidated statements of cash flows.

We continually review all of our equity method investments to determine whether a decline in fair value below the cost basis is deemed other-than temporary. The primary factors we consider in our determination are the extent and length of time that the fair value of the investment is below our company’s carrying value and the financial condition, operating performance and near-term prospects of the investee. If the decline in fair value of an equity method investment is deemed to be other than-temporary, the cost basis would be written down to fair value.

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

Restricted cash consists of cash held in restricted accounts, including cash held in escrow related to our pension plans. Restricted cash amounts that are required to be used to purchase long-term assets or repay long-term debt are classified as long-term assets. All other cash that is restricted to a specific use is classified as current or long-term based on the expected timing of the disbursement.

Our significant non-cash investing and financing activities are disclosed in our consolidated statement of equity and in notes 6, 8, 10, 11 and 15.

Statement of Cash Flows
For the purpose of our consolidated statement of cash flows, expenses financed by an intermediary are treated as hypothetical operating cash outflows and hypothetical financing cash inflows when the expenses are incurred. When we pay the financing intermediary, we record financing cash outflows in our consolidated statement of cash flows.

The capital expenditures that we report in our consolidated statement of cash flows do not include amounts that are financed under capital-related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property, plant and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
For the purpose of determining the classification of cash flows in our consolidated statement of cash flows, payments on related-party loans are first applied to principal (included as cash flows from financing activities) and then to capitalized interest (included as cash flows from operating activities). Interest-bearing cash advances to related parties and repayments thereof are classified as investing activities. Receipts on related-party receivables are first applied to principal (included as cash flows from investing activities) and then to capitalized interest (included as cash flows from operating activities). All other related-party borrowings, advances and repayments are reflected as financing activities.

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. The allowance for doubtful accounts was £71.6 million at 31 December 2021. The allowance for doubtful accounts is based upon our current estimate of lifetime expected credit losses related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of residential and business customers. We also manage this risk by disconnecting services to customers whose accounts are delinquent.

Financial Instruments

Due to the short maturities of cash and cash equivalents, restricted cash, short-term liquid investments, trade and other receivables, other current assets, accounts payable, accrued liabilities and other accrued and current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of our derivatives see note 6. For information regarding how we arrive at certain of our fair value measurements, see note 7.

Derivative Instruments

All derivative instruments, whether designated as hedging relationships or not, are recorded as assets or liabilities on the balance sheet at fair value. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings. If the derivative instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive earnings or loss and subsequently reclassified into our consolidated statement of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. We generally do not apply hedge accounting to our derivative instruments.

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statement of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity in our consolidated statement of cash flows.

For information regarding our derivative instruments, see note 6.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. When parts of an item of property, plant and equipment have different useful lives, they are accounted for as separate items (major components) of property, plant and equipment. We capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labour and other directly attributable costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband internet service. The costs of other customer-facing activities, such as reconnecting and disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. We capitalize interest with respect to construction activities where material. There was no such capitalization during the period presented.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
Capitalized internal-use software is included as a component of property, plant and equipment. We capitalize internal and external costs directly associated with the development of internal-use software. We also capitalize costs associated with the purchase of software licenses. Maintenance and training costs, as well as costs incurred during the preliminary stage of an internal-use software development project, are expensed as incurred.
Depreciation is computed using the straight-line method over the estimated useful life of the underlying asset. Equipment under finance leases is amortised on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Useful lives used to depreciate our property, plant and equipment are assessed periodically and are adjusted when warranted. The useful lives of cable distribution systems that are undergoing a rebuild are adjusted such that property, plant and equipment to be retired will be fully depreciated by the time the rebuild is completed. For additional information regarding the useful lives of our property, plant and equipment, see note 8.

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

As of 31 December 2021, the recorded value of our asset retirement obligations was £60.1 million.

Intangible Assets

Our primary intangible assets relate to goodwill, customer relationships, radio communications licenses and software licenses. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Customer relationships are initially recorded at their fair value in connection with business combinations.

Goodwill is not amortised, but instead is tested for impairment at least annually. Intangible assets with finite lives are amortised on a straight-line basis over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

For additional information regarding the useful lives of our intangible assets, see note 8.

Impairment of Property, Plant and Equipment and Intangible Assets

When circumstances warrant, we review the carrying amounts of our property, plant and equipment and our intangible assets (other than goodwill) to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level (see below). If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (a) sale prices for similar assets, (b) discounted estimated future cash flows using an appropriate discount rate and/or (c) estimated replacement cost. Assets to be disposed of are recorded at the lower of their carrying amount or fair value less costs to sell.

We evaluate goodwill for impairment at least annually and whenever facts and circumstances indicate that the carrying amounts of goodwill may not be recoverable. For impairment evaluations with respect to goodwill, we first make a qualitative assessment to determine if goodwill may be impaired. If it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. Any excess of the

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
carrying amount over the fair value would be charged to operations as an impairment loss. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). We have identified one reporting unit to which all goodwill is assigned.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities, and for operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if we believe it is more-likely-than-not such net deferred tax assets will not be realised. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized if the indefinite reinvestment criterion is met. In order to be considered indefinitely reinvested, sufficient evidence must indicate that the foreign subsidiary has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free manner. U.S. tax law has a requirement, known as global intangible low-taxed income (GILTI), that certain income earned by foreign subsidiaries must be included in the gross income of their U.S. shareholder. We have elected to treat the tax effect of GILTI as a current-period expense when incurred. Interest and penalties related to income tax liabilities are included in income tax benefit or expense in our consolidated statement of operations.

For additional information regarding our income taxes, see note 12.

Employee Benefits - Retirement Benefit Obligations

We operate both defined benefit and defined contribution plans. A defined benefit plan is a pension plan that sets the amount of pension benefit an employee will receive upon retirement, usually dependent on one or more factors such as age, years of service and compensation. A defined contribution plan is a pension plan under which VMED O2 makes contributions on behalf of employees to their individual pension accounts which are held by a third party trustee. The ultimate benefit the employee will receive upon retirement is dependent on the contributions made during the employee’s service period as well as the performance of the investments in each employee’s individual account. After an employee’s service period has ended, VMED O2 has no further obligation to contribute to a defined contribution plan. Only our defined contributions schemes remain open to new participants.

For our defined benefit plans, we recognise each pension or post retirement plan’s funded status as either an asset or liability in the consolidated balance sheet. The net pension asset or net pension liability recognised represents the present value

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
of the projected benefit obligation less the fair value of the plan assets at the reporting date. The projected benefit obligation is calculated annually by independent actuaries using the projected unit credit method. The present value of the projected benefit obligation is determined by discounting the estimated future cash outflows using interest rates of high quality corporate bonds. The corporate bonds used for this calculation are denominated in the currency in which the benefits will be paid and have terms to maturity approximating the term of the projected benefit obligation. Expected return on plan assets is determined by applying the return on assets assumptions to the actual fair value of plan assets.

Actuarial gains and losses are measured annually as of 31 December, or upon a remeasurement event, and are recognised within other comprehensive income. The net actuarial gain or loss recorded in other comprehensive income is subject to the "corridor" rule. The corridor is calculated as 10% of the greater of the projected benefit obligation or the fair value of the plan assets. The amount of the net actuarial gain or loss in excess of the corridor is amortized on a straight-line basis to the income statement over the average remaining service period of plan participants. During the period this "corridor" threshold has not been reached; therefore, no portion of the net actuarial gain in other comprehensive income has been released to the income statement. We also recognise any prior service costs and credits that from changes in the plan benefits during the period as a component of other comprehensive income, net of applicable income tax. Prior service costs and credits are amortized over the average remaining service period of the employees expected to receive benefits.

Foreign Currency Translation and Transactions

The reporting currency of our Company is the pound sterling. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. With the exception of certain material transactions, the amounts reported in our consolidated statement of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealised cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings or loss in our consolidated statement of equity. With the exception of certain material transactions, the cash flows from our operations in foreign countries are translated at the average rate for the applicable period in our consolidated statement of cash flows. The impacts of material transactions generally are recorded at the applicable spot rates in our consolidated statement of operations and cash flows. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our consolidated statement of cash flows.

Transactions denominated in currencies other than our functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded on our consolidated balance sheet related to these non-functional currency transactions result in transaction gains and losses that are reflected in our consolidated statement of operations as unrealised (based on the applicable period end exchange rates) or realised upon settlement of the transactions.

Revenue Recognition

Service Revenue — Fixed-line Networks. We recognize revenue from the provision of broadband internet, video and fixed-line telephony services over our fixed-line network to customers in the period the related services are provided, with the exception of revenue recognized pursuant to certain contracts that contain promotional discounts, as described below. Installation fees related to services provided over our fixed-line network are generally deferred and recognized as revenue over the contractual period, or longer if the upfront fee results in a material renewal right.

Sale of Multiple Products and Services. We sell broadband internet, video, fixed-line telephony and mobile services to our customers in bundled packages at a rate lower than if the customer purchased each product on a standalone basis. Revenue from bundled packages generally is allocated proportionally to the individual products or services based on the relative standalone selling price for each respective product or service.

Mobile Revenue — General. Consideration from mobile contracts is allocated to the airtime service component and the handset component based on the relative standalone selling prices of each component. When we offer handsets and airtime services in separate contracts entered into at the same time, we account for these contracts as a single contract.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
Mobile Revenue — Airtime Services. We recognize revenue from mobile services in the period in which the related services are provided. Revenue from prepaid customers is deferred prior to the commencement of services and recognized as the services are rendered or usage rights expire.
Mobile Revenue — Handset Revenue. Revenue from the sale of handsets is recognized at the point in which the goods have been transferred to the customer. Some of our mobile handset contracts that permit the customer to take control of the handset upfront and pay for the handset in instalments over a contractual period may contain a significant financing component. For contracts with terms of one year or more, we recognize any significant financing component as revenue over the contractual period using the effective interest method. We do not record the effect of a significant financing component if the contractual period is less than one year.

B2B Revenue. We defer upfront installation and certain non-recurring fees received on business-to-business (B2B) contracts where we maintain ownership of the installed equipment. The deferred fees are amortised into revenue on a straight-line basis, generally over the longer of the term of the arrangement or the expected period of performance. From time to time, we also enter into agreements with certain B2B customers pursuant to which they are provided the right to use certain elements of our network. If these agreements are determined to contain a lease that meets the criteria to be considered a sales-type lease, we recognize revenue from the lease component when control of the network element is transferred to the customer.

Contract Costs. Incremental costs to obtain a contract with a customer, such as incremental sales commissions, are generally recognized as assets and amortised to SG&A expenses over the applicable period benefited, which generally is the contract life. If, however, the amortisation period is less than one year, we expense such costs in the period incurred. Contract fulfilment costs, such as costs for installation activities for B2B customers, are recognized as assets and amortised to other operating costs over the applicable period benefited, which is generally the substantive contract term for the related service contract.

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

Sales and Other Value-Added Taxes (VAT). Revenue is recorded net of applicable sales and other VAT.

For additional information regarding our revenue recognition and related costs, see note 5. For a disaggregation of our revenue by major category, see note 20.

Share-based Compensation

We recognize all share-based payments from Liberty Global and Telefónica to our employees, including grants of employee share-based incentive awards, based on their grant-date fair values and our estimates of forfeitures. We recognize share-based compensation expense as a charge to operations over the vesting period based on the grant-date fair value of outstanding awards, which may differ from the fair value of such awards on any given date. Where borne by our Company, payroll taxes incurred in connection with the vesting or exercise of share-based incentive awards are recorded as a component of share-based compensation expense in our consolidated statement of operations.

The fair value of share-based payments are calculated at the grant date using an adjusted statistical model. We consider historical trends in our calculation of the expected life of options, where applicable.We use the straight-line method to recognize share-based compensation expense for outstanding share awards to our employees that do not contain a performance condition and the accelerated expense attribution method for our outstanding share awards that contain a performance condition and vest on a graded basis.

For additional information regarding our share-based compensation, see note 14.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
(5)    Revenue Recognition and Related Costs

Contract Balances

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were £310.6 million as of 31 December 2021. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our consolidated balance sheet.

We record contract liabilities when we receive payment prior to transferring goods or services to a customer. We primarily recorded contract liabilities for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our contract liabilities balance was £751.7 million as of 31 December 2021. The long-term portion of our contract liabilities balances are included within other long-term liabilities on our consolidated balance sheet.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfil our contracts were £73.5 million at 31 December 2021. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our consolidated balance sheet. During the period from 1 June 2021 to 31 December 2021, we amortised £61.2 million to operating costs and expenses associated with our assets related to these assets.

Unsatisfied Performance Obligations

Revenue from customers who are subject to contracts is generally recognized over the term of such contracts, which is typically 12 months for our residential service contracts, one to three years for our mobile service contracts and one to five years for our B2B service contracts. A portion of our revenue is derived from customers who are not subject to contracts.

(6)    Derivative Instruments

In general, we enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity. In this regard, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($) and the euro (€). Generally, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realised and unrealised gains or losses on derivative instruments, net, in our consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	31 December 2021
	Current	Long-term	Total
	in millions
Assets (a):
Cross-currency and interest rate derivative contracts (b)	£95.1	£398.9	£494.0
Foreign currency forward and option contracts	0.5	—	0.5
Total	£95.6	£398.9	£494.5
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	£189.1	£734.5	£923.6
Foreign currency forward and option contracts	2.4	—	2.4
Total	£191.5	£734.5	£926.0

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
_______________

(a)Our current derivative assets, long-term derivative assets, current derivative liabilities and long-term derivative liabilities are included in other current assets, other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet.

(b)We consider credit risk relating to our and our counterparties’ non-performance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net loss of £85.8 million during the period from 1 June 2021 to 31 December 2021. This amount is included in realised and unrealised gains on derivative instruments, net, in our consolidated statement of operations. For additional information regarding our fair value measurements, see note 7.

The details of our realised and unrealised gains on derivative instruments, net, for the period from 1 June 2021 to 31 December 2021 are as follows (in millions):

Cross-currency and interest rate derivative contracts:
Third-party	£419.4
Foreign currency forward and option contracts	(2.3)
Total	£417.1

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statement of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. The following table sets forth the classification of the net cash inflows (outflows) of our derivative instruments for the period from 1 June 2021 to 31 December 2021 (in millions):

Operating activities	£(21.1)
Financing activities	26.9
Total	£5.8

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under our derivative instruments. At 31 December 2021, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of £31.5 million.

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

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
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

Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At 31 December 2021, substantially all of our debt was either directly or synthetically matched to the functional currency of the borrowing entity. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at 31 December 2021:

Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
in millions			in years

$14,624.0	£11,111.5	(a)	5.4
€3,100.0	$2,795.5		7.0
£1,005.5	$1,445.0	(b)	3.1
£394.2	$500.0		3.5
$166.6	€150.0		6.5
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to 31 December 2021. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)These derivative instruments do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts.

Interest Rate Swap Contracts

The following table sets forth the total pound sterling equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at 31 December 2021:

Pay fixed rate (a)		Receive fixed rate
Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
in millions	in years	in millions	in years

£13,768.7	4.1	£3,530.8	3.5
______________

(a)Includes forward-starting derivative instruments.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
Interest Rate Swap Options

From time to time, we enter into interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future. Such contracts typically have a life of no more than three years. At the transaction date, the strike rate of each of these contracts was above the corresponding market rate. The following table sets forth certain information regarding our swaptions at 31 December 2021:

Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
in millions		in years

£816.5	£	0.1	2.50%
______________

(a)Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

(b)Represents the weighted average interest rate that we would pay if we exercised our option to enter into the interest rate swap contracts.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At 31 December 2021, the total pound sterling equivalent of the notional amount due from the counterparty, including forward-starting derivative instruments, was £8,073.2 million and the related weighted average remaining contractual life of our basis swap contracts was 0.5 years.

Interest Rate Caps and Floors

From time to time, we enter into interest rate cap and floor agreements. Purchased interest rate caps lock in a maximum interest rate if variable rates rise, but also allow our Company to benefit from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At 31 December 2021, the pound sterling equivalent notional amounts of our purchased interest rate caps and floors were £1,486.9 million and £8,073.2 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

Excluding forward-starting instruments and swaptions, the impact of the derivative instruments that mitigate our foreign currency and interest rate risk, was an increase of 73 basis points to our borrowing costs as of 31 December 2021.

GBP LIBOR publication ceased on 31 December 2021. The interest rate on our pound sterling denominated debt going forward will be SONIA plus Credit Adjustment Spread (subject to a floor of 0.00% for certain facilities) plus the relevant margin. Through the Fallback Supplement and the Fallback Protocol launched by the International Swaps and Derivatives Association (the ISDA) (as further discussed below), this will also be the new reference rate for our GBP LIBOR-indexed derivative instruments.

In October 2020, the ISDA launched the Fallback Supplement, which, as of 25 January 2021, amended the standard definitions for interest rate derivatives to incorporate fallbacks for derivatives linked to certain key interbank offered rates (IBORs). The ISDA also launched the Fallback Protocol, a protocol that enables market participants to incorporate these revisions into their legacy non-cleared derivatives with other counterparties that choose to adhere to the protocol. The fallbacks for a particular currency apply following a permanent cessation of the IBOR in that currency, or in the case of a LIBOR setting, that LIBOR setting becoming permanently unrepresentative, and are adjusted versions of the risk-free rates identified in each currency.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
Foreign Currency Forwards and Options

We enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of 31 December 2021, the total of the notional amount of our foreign currency forward and option contracts was £289.5 million.

(7)    Fair Value Measurements

We use the fair value method to account for our derivative instruments. The reported fair values of these instruments as of 31 December 2021 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments as further described in note 6. The recurring fair value measurements of these instruments are determined using discounted cash flow models. With the exception of the inputs for certain swaptions, most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these instruments. This observable data mostly includes currency rates, interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We use a Monte Carlo based approach to incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own non-performance risk and the non-performance risk of our counterparties. The inputs used for our credit risk valuations, including our and our counterparties’ credit spreads, represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect these parameters to have a significant impact on the valuations of these instruments, we have determined that these valuations (other than the valuations of the aforementioned swaptions) fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 6.

Fair value measurements are also used in connection with non-recurring valuations performed in connection with acquisition accounting, impairment assessments and the accounting for the JV Transaction. These non-recurring valuations primarily include the enterprise value of our Company in connection with the closing of the JV Transaction, intangible assets subject to amortisation, including customer relationships and mobile spectrum licenses, property, plant and equipment and the implied value of goodwill. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our non-recurring valuations, except for third-party debt, as further described below, use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. Upon formation of the Joint Venture, the assets and liabilities of Virgin Media and O2 have been recorded at their fair value, as further described in note 2.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
The following list sets forth the primary non-recurring valuations performed related to certain of our assets and liabilities upon closing of the JV Transaction:

•Enterprise value. The valuation of our Company (our only reporting unit) is based on discounted cash flow and market approach analyses. With the exception of certain inputs of our weighted average cost of capital and discount rate calculations, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The market approach is performed using comparable trading entity enterprise values, EBITDA (as defined in the Shareholders Agreement) multiples and transaction multiples from comparable transactions. The discount rate used is the weighted average cost of capital, determined by the average cost of equity and debt according to the finance structure established for our cash generating unit (CGU). We used a pre-tax discount rate of 6.9% in connection with the enterprise value of our Company;
•Customer relationships. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. The discount rate used is the weighted average cost of capital, determined by the average cost of equity and debt according to the finance structure established for our CGU. We used a pre-tax discount rate of 6.9% in connection with the valuation of our customer relationships;
•Mobile spectrum licenses. The valuation of our mobile spectrum licenses in primarily based upon a market approach, which assumes the prices companies would pay for similar assets in market transactions;
•Tangible assets. The valuation of our tangible assets is typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence; and
•Third-party debt. The estimated fair values of our debt instruments are determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy).

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at 31 December 2021 using:
Description	31 December 2021	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Cross-currency and interest rate derivative contracts	£494.0	£494.0	£—
Foreign currency forward and option contracts	0.5	0.5	—
Total assets	£494.5	£494.5	£—

Liabilities:
Cross-currency and interest rate derivative contracts	£923.6	£919.1	£4.5
Foreign currency forward and option contracts	2.4	2.4	—
Total liabilities	£926.0	£921.5	£4.5

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
(8)    Long-lived Assets

Property, Plant and Equipment, Net

The details of our property, plant and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life
		31 December 2021
		in millions

Plant and machinery	2 to 30 years	$7,108.4
Furniture, tools and other items	3 to 11 years	1,373.6
Plant and equipment in progress	N/A	973.4
Land and buildings	2 to 50 years	248.9
Total property, plant and equipment, gross		9,704.3
Accumulated depreciation		(1,184.1)
Total property, plant and equipment, net		£8,520.2

Depreciation expense related to our property, plant and equipment was £1,214.2 million during the period from 1 June 2021 to 31 December 2021.

During the period from 1 June 2021 to 31 December 2021, we recorded non-cash increases to our property, plant and equipment related to vendor financing arrangements of £597.7 million, which excludes related VAT of £112.8 million, that were also financed under these arrangements.

Goodwill

Our goodwill represents the equity of the Joint Venture contributed businesses in excess of the fair value of our net identifiable assets and liabilities. There was no change in the carrying amounts of our goodwill during the period from 1 June 2021 to 31 December 2021.

If, among other factors, the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.
Intangible Assets Subject to Amortisation, Net
The details of our our intangible assets subject to amortisation are set forth below:

		31 December 2021
	Estimated useful life	Gross carrying amount	Accumulated amortisation	Net carrying amount
		in millions

Customer relationships	9 years	£7,712.9	£(499.8)	£7,213.1
Service concession arrangements and licenses (a)	20 years	1,461.7	(78.3)	1,383.4
Computer software	1 to 10 years	226.7	(65.6)	161.1
Intangible assets in progress	N/A	47.7	—	47.7
Net carrying amount		£9,449.0	£(643.7)	£8,805.3
_______________

(a)Primarily related to the mobile spectrum licenses associated with the mobile operations of O2.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
Amortisation expense related to intangible assets with finite useful lives was £649.5 million during the period from 1 June 2021 to 31 December 2021. Based on our amortisable intangible asset balances at 31 December 2021, we expect that amortisation expense will be as follows for the next five years and thereafter (in millions):

2022	£1,015.2
2023	994.9
2024	983.6
2025	976.5
2026	968.0
Thereafter	3,867.1
Total	£8,805.3

(9)    Investments

The details of our equity-method investments are set forth below:

	31 December 2021	Ownership (a)
	in millions	%

Cornerstone Telecommunications Infrastructure Limited (CTIL) (b)	£708.5	50.0
Tesco Mobile Limited (Tesco Mobile)	8.9	50.0
Total (c)	£717.4
_______________

(a)Our ownership percentages are determined based on our legal ownership as of the most recent balance sheet date.

(b)Each of VMED O2 and Vodafone Group plc (each a “CTIL Shareholder”) through their respective subsidiary undertakings hold 50% of the issued share capital of CTIL. The CTIL Shareholders’ intend for CTIL to be funded solely from its net cash flow from operations and third-party financing. We account for our 50% interest in CTIL as an equity-method investment. We consider CTIL to be a related party.

(c)The assets associated with our equity-method investments are included within other assets, net, on our consolidated balance sheet.
The following table sets forth the details of our share of results of affiliates, net for the period from 1 June 2021 to 31 December 2021 (in millions):

CTIL	£14.3
Tesco Mobile	0.1
Total	£14.4

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
(10)    Debt

The pound sterling equivalents of the components of our third-party debt are as follows:

	31 December 2021
	Weighted average interest rate (a)	Unused borrowing capacity (b)	Principal amount

		in millions

VMED O2 Credit Facilities (c)	2.84%	$1,378.0	$5,954.2
VMED O2 Senior Secured Notes	4.50%	—	7,964.8
VMED O2 Senior Notes	4.52%	—	1,104.0
Vendor Financing (d)	3.62%	—	2,548.6
Other	0.95%	—	1,136.5
Total debt before deferred financing costs, discounts and premiums (e)	3.64%	£1,378.0	£18,708.1

The following table provides a reconciliation of total third-party debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations as of 31 December 2021 (in millions):

Total debt before deferred financing costs, discounts and premiums	£18,708.1
Deferred financing costs, discounts and premiums, net	67.0
Total carrying amount of debt	18,775.1
Lease obligations (note 11)	59.0
Total debt and lease obligations	18,834.1
Current maturities of debt and lease obligations	(2,962.6)
Long-term debt and lease obligations	£15,871.5
_______________

(a)Represents the weighted average interest rate in effect at 31 December 2021 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. For information regarding our derivative instruments, see note 6.

(b)The VMED O2 Credit Facilities include the Revolving Facility, a multi-currency revolving facility with maximum borrowing capacity equivalent to £1.378 billion, which was undrawn at 31 December 2021. Unused borrowing capacity represents the maximum availability under the VMED O2 Credit Facilities at 31 December 2021 without regard to covenant compliance calculations or other conditions precedent to borrowing. At 31 December 2021, based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, the full £1.378 billion equivalent of unused borrowing capacity was available to be borrowed and there were no restrictions on our ability to make loans or distributions from this availability to other VMED O2 subsidiaries and ultimately to VMED O2 UK Limited. Upon completion of the relevant 31 December 2021 compliance reporting requirements, and based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, we expect the full £1.378 billion equivalent of unused borrowing capacity will continue to be available, with no restrictions to loan or distribute. Our above expectations do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to 31 December 2021, or the impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within the VMED O2 Credit Facilities.

(c)Principal amount includes £17.8 million at 31 December 2021 of borrowings pursuant to excess cash facilities under the VMED O2 Credit Facilities. These borrowings are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from certain of our subsidiaries to certain other third parties for amounts that we and our subsidiaries have vendor financed. To the extent the proceeds from these notes

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities under our senior credit facilities.

(d)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property, plant and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g. extension beyond a vendor’s customary payment terms) and as such are classified outside of accounts payable as debt on our consolidated balance sheet. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During the seven-month period ended 31 December 2021, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses was £893.1 million. Repayments of vendor financing obligations are included in repayments and repurchases of third-party debt and lease obligations in our consolidated statement of cash flows. Repayments of vendor financing obligations are included in repayments and repurchases of debt and lease obligations in our consolidated statement of cash flows.

(e)As of 31 December 2021, our debt had an estimated fair value of £18.8 billion. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

General Information

Credit Facilities. We have entered into a senior secured credit facility agreement with certain financial and other institutions and senior credit facility agreements with certain non-consolidated special purpose financing entities (as described under VMED O2 Credit Facilities below) (the “credit facilities”). Our credit facilities contain certain covenants, the more notable of which are as follows:

•Our credit facilities contain certain consolidated net leverage ratios, as specified in the relevant credit facility, which are required to be complied with (i) on an incurrence basis and/or (ii) in respect of our senior secured credit facilities, when the associated revolving credit facilities have been drawn, on a net basis, beyond a specified percentage of the total available revolving credit commitments, on a maintenance basis;

•Subject to certain customary and agreed exceptions, our credit facilities contain certain restrictions which, amongst other things, restrict the ability of certain of our subsidiaries to (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals and acquisitions, (iii) create certain security interests over their assets and (iv) make certain restricted payments to their direct and/or indirect parent companies through dividends, loans or other distributions;

•Our credit facilities require that certain of our subsidiaries (i) guarantee the payment of all sums payable under the relevant credit facility and (ii) in respect of our senior secured credit facilities, grant first-ranking security over substantially all of their assets to secure the payment of all sums payable thereunder;

•In addition to certain mandatory prepayment events, the instructing group of lenders under our senior secured credit facilities, under certain circumstances, may cancel the lenders’ commitments thereunder and declare the loan(s) thereunder due and payable after the applicable notice period following the occurrence of a change of control (as specified in the senior secured credit facilities);

•In addition to certain mandatory prepayment events, the individual lender under each of our senior credit facilities, under certain circumstances, may cancel its commitments thereunder and declare the loan(s) thereunder due and payable at a price of 101% after the applicable notice period following the occurrence of a change of control (as specified in the relevant senior credit facility);

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

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
•Our credit facilities require that we observe certain affirmative and negative undertakings and covenants, which are subject to certain materiality qualifications and other customary and agreed exceptions;

•In addition to customary default provisions, our senior secured credit facilities include cross-default provisions with respect to the other indebtedness of certain of our subsidiaries, subject to agreed minimum thresholds and other customary and agreed exceptions; and

•Our senior credit facilities provide that any failure to pay principal at its stated maturity (after the expiration of any applicable grace period) of, or any acceleration with respect to, other indebtedness of the borrower or certain subsidiaries over agreed minimum thresholds (as specified under the applicable senior credit facility), is an event of default under the respective senior credit facility.

SPE Notes. From time to time, we create special purpose financing entities (SPEs). These SPEs are created for the primary purpose of facilitating the offering of senior secured notes, which we collectively refer to as the "SPE Notes".

The SPEs use the proceeds from the issuance of the SPE Notes to fund term loan facilities under the credit facilities, each a “Funded Facility" and collectively the “Funded Facilities”. Each SPE is dependent on payments from the relevant borrowing entity under the applicable Funded Facility in order to service its payment obligations under each respective SPE Note. The SPEs are consolidated by VMED O2. As a result, the amounts outstanding under the Funded Facilities of the SPEs are eliminated in the consolidated financial statements of VMED O2.

Pursuant to the respective indentures for the SPE Notes (the SPE Indentures) and the respective accession agreements for the Funded Facilities, the call provisions, maturity dates and applicable interest rates for each Funded Facility are the same as those of the related SPE Notes. Each SPE Note, as the lender under the relevant Funded Facility, is treated the same as the other lenders under the credit facilities, with benefits, rights and protections similar to those afforded to the other lenders. Through the covenants in the applicable SPE Indentures and the applicable security interests over the relevant SPE’s rights under the applicable Funded Facility granted to secure the relevant SPE’s obligations under the relevant SPE Notes, the holders of the SPE Notes are provided indirectly with the benefits, rights, protections and covenants granted to SPE as lender under the applicable Funded Facility. The SPEs are prohibited from incurring any additional indebtedness, subject to certain exceptions under the SPE Indentures.

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

Senior and Senior Secured Notes. VMED O2 UK Financing II PLC, Virgin Media Finance PLC and Virgin Media Secured Finance PLC (Virgin Media Secured Finance), each a wholly-owned subsidiary of VMED O2, have issued certain senior and senior secured notes, respectively. In general, our senior and senior secured notes (i) are senior obligations of the issuer of such notes that rank equally with all of the existing and future senior debt of such issuer and are senior to all existing and future subordinated debt of such issuer, (ii) contain, in most instances, certain guarantees from certain of our subsidiaries (as specified in the applicable indenture) and (iii) with respect to our senior secured notes, are secured by certain pledges or liens over substantially all of the assets of certain of our subsidiaries. In addition, the indentures governing our senior and senior secured notes contain certain covenants, the more notable of which are as follows:

•Our notes provide that any failure to pay principal at its stated maturity (after the expiration of any applicable grace period) of, or any acceleration with respect to, other indebtedness of the issuer or certain subsidiaries over agreed minimum thresholds (as specified under the applicable indenture), is an event of default under the respective notes;

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
•Subject to certain materiality qualifications and other customary and agreed exceptions, our notes contain (i) certain customary incurrence-based covenants and (ii) certain restrictions that, amongst other things, restrict our ability to (a) incur or guarantee certain financial indebtedness, (b) make certain disposals and acquisitions, (c) create certain security interests over our assets and (d) make certain restricted payments to our direct and/or indirect parent companies through dividends, loans or other distributions;

•If certain of our subsidiaries (as specified in the applicable indenture) sell certain assets, the issuer must, subject to certain materiality qualifications and other customary and agreed exceptions, offer to repurchase the applicable notes at par, or if a change of control (as specified in the applicable indenture) occurs, the issuer must offer to repurchase all of the relevant notes at a redemption price of 101%; and

•Our senior secured notes contain certain early redemption provisions including the ability to, during each 12-month period commencing on the issue date for such notes until the applicable call date (Call Date), redeem up to 10% of the original principal amount of the notes at a redemption price equal to 103% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.

VMED O2 Notes

The details of the outstanding notes of VMED O2 as of 31 December 2021 are summarized in the following table:

				Outstanding principal amount
VMED O2 Notes	Maturity	Interest rate	Original issue amount	Borrowing currency	Pound sterling equivalent	Carrying value (a)

			in millions
VMED O2 Senior Notes:
2030 Dollar Senior Notes	15 July 2030	5.00%	$925.0	$925.0	$683.4	$682.2
2030 Euro Senior Notes	15 July 2030	3.75%	$500.0	€500.0	420.6	421.2

VMED O2 Senior Secured Notes:
2027 Sterling Senior Secured Notes	15 April 2027	5.00%	$675.0	$675.0	675.0	701.6
2029 4.0% Sterling Senior Secured Notes (b)	31 January 2029	4.00%	$600.0	£600.0	600.0	596.2
2029 Dollar Senior Secured Notes	15 May 2029	5.50%	$1,425.0	$1,425.0	1,052.8	1,125.2
2029 5.25% Sterling Senior Secured Notes	15 May 2029	5.25%	$340.0	$340.0	340.0	359.4
2030 4.25% Sterling Senior Secured Notes	15 January 2030	4.25%	$635.0	£635.0	635.0	636.0
2030 Dollar Senior Secured Notes	15 August 2030	4.50%	$915.0	$915.0	676.0	677.3
2030 4.125% Sterling Senior Secured Notes	15 August 2030	4.13%	$480.0	$480.0	480.0	478.7
2031 Euro Senior Secured Notes (b)	31 January 2031	3.25%	$950.0	€950.0	799.2	806.7
2031 4.250% Dollar Senior Secured Notes (b)	31 January 2031	4.25%	$1,350.0	$1,350.0	997.4	972.5
2031 4.750% Dollar Senior Secured Notes (c)	15 January 2031	4.75%	$1,400.0	$1,400.0	1,034.4	1,030.8
2031 Sterling Senior Secured Notes (c)	15 January 2031	4.50%	£675.0	£675.0	675.0	671.4
Total					£9,068.8	£9,159.2
_______________

(a)Amounts are net of deferred financing costs, discounts and premiums, including amounts recorded in connection with the acquisition accounting for VMED O2, where applicable.

(b)Respective Senior Secured Notes are SPE Notes that have been issued by VMED O2 Financing I Company.

(c)Respective Senior Secured Notes are VMED O2 Green Bonds (as defined below) that have been issued by VMED O2 Financing I Company. See the Financing Transactions below for further details regarding the VMED O2 Green Bonds.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021

The VMED O2 Notes are non-callable prior to the applicable Call Dates as presented in the below table. At any time prior to the respective Call Date, VMED O2 may redeem some or all of the applicable notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the applicable Call Date using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

VMED O2 Notes	Call date

2030 Dollar Senior Notes	15 July 2025
2030 Euro Senior Notes	15 July 2025
2027 Sterling Senior Secured Notes	15 April 2022
2029 4.0% Sterling Senior Secured Notes	31 January 2024
2029 Dollar Senior Secured Notes	15 May 2024
2029 5.25% Sterling Senior Secured Notes	15 May 2024
2030 4.25% Sterling Senior Secured Notes	15 October 2024
2030 Dollar Senior Secured Notes	15 August 2025
2030 4.125% Sterling Senior Secured Notes	15 August 2025
2031 Euro Senior Secured Notes	31 January 2026
2031 4.250% Dollar Senior Secured Notes	31 January 2026
2031 4.750% Dollar Senior Secured Notes	15 July 2026
2031 Sterling Senior Secured Notes	15 July 2026

VMED O2 may redeem some or all of the VMED O2 Senior Notes and the VMED O2 Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date, as set forth below:

	Redemption Price
	2030 Dollar senior notes	2030 Euro senior notes	2027 Sterling senior secured notes	2029 4.0% Sterling senior secured notes	2029 Dollar senior secured notes	2029 5.25% Sterling senior secured notes

12-month period commencing	15 July	15 July	15 April	31 January	15 May	15 May
2021	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
2022	N.A.	N.A.	102.50%	N.A.	N.A.	N.A.
2023	N.A.	N.A.	101.25%	N.A.	N.A.	N.A.
2024	N.A.	N.A.	100.63%	102.00%	102.75%	102.63%
2025	102.50%	101.88%	100.00%	101.00%	101.38%	101.31%
2026	101.25%	100.94%	100.00%	100.00%	100.00%	100.00%
2027	100.63%	100.47%	N.A.	100.00%	100.00%	100.00%
2028	100.00%	100.00%	N.A.	100.00%	100.00%	100.00%
2029 and thereafter	100.00%	100.00%	N.A.	N.A.	N.A.	N.A.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021

	Redemption Price
	2030 4.25% Sterling senior secured notes	2030 Dollar senior secured notes	2030 4.125% Sterling senior secured notes	2031 Euro senior secured notes	2031 4.250% Dollar senior secured notes	2031 4.750% Dollar senior secured notes	2031 Sterling senior secured notes

12-month period commencing	15 October	15 August	15 August	31 January	31 January	15 July	15 July
2024	102.13%	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
2025	101.06%	102.25%	102.06%	N.A.	N.A.	N.A.	N.A.
2026	100.53%	101.13%	101.03%	101.63%	102.13%	102.38%	102.25%
2027	100.00%	100.56%	100.52%	100.81%	101.06%	101.19%	101.13%
2028	100.00%	100.00%	100.00%	100.41%	100.53%	100.59%	100.56%
2029	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

VMED O2 Credit Facilities

The VMED O2 Credit Facilities are the senior and senior secured credit facilities of certain subsidiaries of VMED O2. The details of our borrowings under the VMED O2 Credit Facilities as of 31 December 2021 are summarized in the following table:

VMO2 Credit Facilities	Maturity	Interest rate	Facility amount (in borrowing currency)	Outstanding principal amount	Unused borrowing capacity	Carrying value (a)

			in millions

Senior Secured Facilities:
L (b) (f)	15 January 2027	LIBOR +3.25%	$400.0	$400.0	£—	$396.2
M (b) (f)	15 November 2027	LIBOR +3.25%	$500.0	500.0	—	495.2
N (b)	31 January 2028	LIBOR +2.50%	$3,300.0	2,456.0	—	2,428.4
O (c)	31 January 2029	EURIBOR +2.50%	€750.0	626.3	—	628.0
P (f)	31 January 2026	LIBOR +2.75%	$376.0	376.0	—	375.3
Q (b)	31 January 2029	LIBOR +3.25%	$1,300.0	967.5	—	961.0
R (c)	31 January 2029	EURIBOR +3.25%	€750.0	626.3	—	632.0
S (g)	31 January 2029	4.00%	$600.0	600.0	—	596.2
T (g)	31 January 2031	3.25%	€950.0	799.2	—	806.7
U (g)	31 January 2031	4.25%	$1,350.0	997.4	—	972.5
V (g)	15 July 2031	4.50%	$675.0	675.0	—	671.4
W (g)	15 July 2031	4.75%	$1,400.0	1,034.4	—	1,030.8
Revolving Facility (d) (f)	31 January 2026	LIBOR+2.75%	$1,378.0	—	1,378.0	—
Elimination of Facilities S, T, U, V, W in consolidation (g)				(4,106.0)	—	(4,077.6)
Total Senior Secured Facilities				5,952.1	1,378.0	5,916.1
Senior Facilities:
Financing Facility I (e)	15 September 2024	5.500%	$—	—	—	—
Financing Facility II (e)	15 April 2023	5.750%	$—	—	—	—
Financing Facility III (e)	15 July 2028	4.875%	$11.6	11.6	—	9.9
Financing Facility IV (e)	15 July 2028	5.000%	$6.2	6.2	—	6.2
Total Senior Facilities				17.8	—	16.1
Total				$5,969.9	$1,378.0	$5,932.2

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
_______________

(a)Amounts are net of deferred financing costs and discounts, where applicable.

(b)Facility L, Facility M, Facility N and Facility Q are each subject to a LIBOR floor of 0.00%.

(c)Facility O and Facility R are each subject to a Euro Interbank Offered Rate (EURIBOR) floor of 0.00%.

(d)The Revolving Facility has a fee on unused commitments of 1.1% per year.

(e)Amounts represent borrowings that are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from certain of our subsidiaries to certain other third parties for amounts that we and our subsidiaries have vendor financed. To the extent the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities under our senior credit facilities.

(f)GBP LIBOR publication has ceased as of 31 December 2021. The interest rate on our pound sterling denominated debt going forward will be SONIA plus a credit adjustment spread (if any) plus the relevant margin shown above. SONIA plus the applicable credit adjustment spread is subject to a floor of 0.00% for Facility L and Facility M. Through the Fallback Supplement and Fallback Protocol launched by the ISDA, this will also be the new reference rate for our GBP LIBOR-indexed derivative instruments.

(g)The amounts outstanding under Facilities S through W are eliminated in our consolidated financial statements.

Financing Transactions

Below we provide a summary description of certain financing transactions completed during the period from 1 June 2021 to 31 December 2021. In general, our financing transactions may include non-cash borrowings and repayments. During the period from 1 June 2021 to 31 December 2021, we did not have any non-cash borrowings or repayments.

During the third quarter of 2021, we issued $850.0 million (£628.0 million) principal amount of dollar denominated senior secured notes and £675.0 million principal amount of sterling denominated senior secured notes (together, the VMED O2 Green Bonds). The VMED O2 Green Bonds were issued at par, mature on 15 July 2031 and bear interest at 4.75% and 4.50% respectively. The net proceeds from the issuance of the VMED O2 Green Bonds were used to (i) partially redeem $210.0 million (£152.3 million) outstanding principal amount of our existing 2026 Dollar Senior Secured Notes and (ii) repay £1,124.0 million of Facility P under the VMED O2 Credit Facilities.

Subsequently, during the third quarter of 2021, we issued an additional $550.0 million (£406.4 million) principal amount of the 2031 4.750% Dollar Senior Secured Notes at a premium of $4.1 million (£3.0 million). The net proceeds from these additional VMED O2 Green Bonds were used to redeem in full the remaining $540.0 million (£392.3 million) outstanding principal amount of our 2026 Dollar Senior Secured Notes.

In connection with these transactions, we recognized a net loss on debt extinguishment of £0.3 million related to the net effect of (i) the payment of £16.7 million of redemption premiums and (ii) the write-off £16.4 million of the unamortised premiums.

The VMED O2 Green Bonds were issued as “Green Bonds” following the requirements of the International Capital Markets Association's Green Bond Principles 2021 (the Green Bond Principles). We are obliged to allocate expenditure on eligible green projects against the net proceeds of the VMED O2 Green Bonds, with eligible green projects being defined in the VMED O2 Green Bonds Framework prepared in accordance with the Green Bond Principles. Further, we are obliged to report at least annually on the status of the allocation until the net proceeds are fully allocated.

Additionally, in August 2021, Facility P under the VMED O2 Credit Facilities was increased by an additional £146.0 million, the full amount of which was borrowed and made available for general corporate purposes.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
On 16 December 2021, the Revolving Facility was increased, allowing for a maximum borrowing capacity equivalent to £1.378 billion.

Maturities of Debt

The pound sterling equivalents of the maturities of our debt as of 31 December 2021 are presented below (in millions):

Year ending 31 December:
2022	£2,956.2
2023	619.6
2024	95.4
2025	18.9
2026	382.3
Thereafter	14,635.7
Total debt maturities (a)	18,708.1
Deferred financing costs, discounts and premiums, net	67.0
Total debt	£18,775.1
Current portion	£2,956.2
Noncurrent portion	£15,818.9
_______________

(a)Third-party amounts include vendor financing obligations of $2,548.6 million, as set forth below (in millions):

Year ending 31 December:
2022	£2,438.1
2023	48.8
2024	36.5
2025	18.9
2026	6.3
Total vendor financing maturities (1)	£2,548.6
Current portion	£2,438.1
Noncurrent portion	£110.5
 _______________

(1) Virgin Media Vendor Financing Notes III Designated Activity Company and Virgin Media Vendor Financing Notes IV Designated Activity Company (together the 2020 VM Financing Companies) have issued an aggregate £1,269.4 million equivalent in notes maturing in July 2028. The net proceeds from these notes are used by the 2020 VM Financing Companies to purchase from various third parties certain vendor financed receivables owed by certain of our subsidiaries. To the extent the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund excess cash facilities under our senior credit facilities. The 2020 VM Financing Companies can request the excess cash facilities be repaid by certain of our subsidiaries as additional vendor financed receivables become available for purchase.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
(11)    Leases

General

We enter into operating and finance leases for network equipment, real estate and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities as of 31 December 2021 is set forth below (in millions):

ROU assets:
Operating leases (a)	£435.1
Finance leases (b)	48.0
Total ROU assets	£483.1

Lease liabilities:
Operating leases (c)	£440.1
Finance leases (d)	59.0
Total lease liabilities	£499.1
_______________

(a)Our operating lease ROU assets are included in other assets, net, on our consolidated balance sheet. At 31 December 2021, the weighted average remaining lease term for operating leases was 6.3 years and the weighted average discount rate was 5.0%. During the period from 1 June 2021 to 31 December 2021, we recorded non-cash additions to our operating lease ROU assets of £30.8 million.

(b)Our finance lease ROU assets are included in property, plant and equipment, net, on our consolidated balance sheet. At 31 December 2021, the weighted average remaining lease term for finance leases was 31.2 years and the weighted average discount rate was 7.0%. During the period from 1 June 2021 to 31 December 2021, we recorded non-cash additions to our finance lease ROU assets of £42.9 million.

(c)The current and long-term portions of our operating lease liabilities are included within other accrued and current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet.

(d)The current and long-term portions of our finance lease liabilities are included within current portion of debt and finance lease obligations and long-term debt and finance lease obligations, respectively, on our consolidated balance sheet.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
A summary of our aggregate lease expense for the period from 1 June 2021 to 31 December 2021 is set forth below (in millions):

Finance lease expense:
Depreciation and amortisation	£0.8
Interest expense	1.0
Total finance lease expense	1.8
Operating lease expense (a)	73.2
Total lease expense	£75.0
_______________

(a)Our operating lease expense is included in other operating expenses and SG&A expenses in our consolidated statement of operations.

A summary of our cash outflows from operating and finance leases for the period from 1 June 2021 to 31 December 2021 is set forth below (in millions):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	£63.8
Operating cash outflows from finance leases (interest component)	1.0
Financing cash outflows from finance leases (principal component)	1.0
Total cash outflows from operating and finance leases	£65.8

Maturities of our operating and finance lease liabilities as of 31 December 2021 are presented below. Amounts represent the pound sterling equivalents based on 31 December 2021 exchange rates:

	Operating leases	Finance leases
	in millions
Year ending 31 December:
2022	£113.9	£10.2
2023	101.4	7.3
2024	71.1	3.7
2025	38.0	3.6
2026	31.6	3.6
Thereafter	228.4	130.5
Total payments	584.4	158.9
Less: present value discount	(144.3)	(99.9)
Present value of lease payments	£440.1	£59.0
Current portion	£94.4	£6.4
Non current portion	£345.7	£52.6

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
(12)    Income Taxes

VMED O2 files its primary income tax return in the U.K. and our subsidiaries file income tax returns in the U.K. and the
U.S.

The components of our loss before income taxes are as follows:

Period from 1 June 2021 to 31 December 2021
in millions

U.K.	£247.7
U.S.	9.2
Total	£256.9

Income tax benefit consists of:

	Current	Deferred	Total
	in millions

Period from 1 June 2021 to 31 December 2021:
U.K.	£47.3	£83.7	£131.0
U.S. (a)	4.6	(5.2)	(0.6)
Total	£51.9	£78.5	£130.4
_______________

(a)Includes U.S. federal and state income taxes.

Income tax benefit attributable to our loss before income taxes differs from the amounts computed using the U.K. corporate income tax rate of 19.0% as a result of the following factors:

Period from 1 June 2021 to 31 December 2021
in millions

Computed “expected” tax benefit	£48.8
Enacted tax law and rate changes (a)	76.8
Recognition of previously unrecognized tax benefits	19.0
Basis and other differences in the treatment of items associated with investments in subsidiaries (b)	(14.5)
Other, net	0.3
Total income tax benefit	£130.4
_______________

(a)On 10 June 2021, Finance Bill 2021 was enacted, increasing the U.K. corporate income tax rate from 19.0% to 25.0% from 1 April 2023. The effect of the increased tax rate on our deferred tax balances is reflected in our consolidated balance sheet at 31 December 2021.

(b)This amount reflects the net impact of differences in the treatment of income and loss items between financial reporting and tax accounting related to investments in subsidiaries and affiliates including the effects of undistributed earnings.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
The components of our net deferred tax assets are as follows:

31 December 2021
in millions

Deferred tax assets (a)	£148.8
Deferred tax liabilities (a)	(7.4)
Net deferred tax asset	£141.4
_______________

(a)Our deferred tax assets and deferred tax liabilities are included within other assets, net, and other non-current liabilities, on our consolidated balance sheet.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

31 December 2021
in millions

Deferred tax assets:
Capital and net operating loss carryforwards	£3,243.9
Property, plant and equipment, net	1,628.7
Other future deductible amounts	207.2
Deferred tax assets	5,079.8
Valuation allowance	(3,075.8)
Deferred tax assets, net of valuation allowance	2,004.0
Deferred tax liabilities:
Intangible assets	(1,757.5)
Other future taxable amounts	(105.1)
Deferred tax liabilities	(1,862.6)
Net deferred tax asset	£141.4

Our deferred income tax valuation allowance increased by $744.8 million in the period from 1 June 2021 to 31 December 2021. This increase primarily reflects the net effect of the enacted tax rate change in the U.K.

We had property, plant and equipment on which future U.K. tax deductions can be claimed of £15.0 billion at 31 December 2021. The maximum amount of these “capital allowances” that can be claimed in any one year is approximately 18% of the remaining balance, after additions, disposals and prior claims. The tax effects of the excess of these capital allowances over the related financial reporting bases are included in the 2021 deferred tax assets related to property, plant and equipment, net, in the above table.

As of 31 December 2021, our loss carryforwards for income tax purposes were £13.0 billion, and carryforward indefinitely, including U.K. capital loss carryforwards of £12.1 billion. The use of our tax loss carryforwards (both capital and ordinary losses) is limited. Certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. The majority of our tax loss carryforwards are not expected to be realised.

We have taxable outside basis differences on certain investments in subsidiaries. No additional income taxes have been provided for unremitted earnings, or any additional outside basis differences inherent in these entities, because we expect that any recovery will be done in a tax free manner.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
We and our subsidiaries file consolidated and standalone income tax returns in the U.K. and U.S. In the normal course of business, our income tax filings are subject to review by the U.K. and U.S. taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in these tax jurisdictions. Such disputes may result in future tax and interest and penalty assessments by these taxing authorities. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the applicable taxing authorities in either cash or agreement of income tax positions or (ii) the date when the tax authorities are statutorily prohibited from adjusting the company’s tax computations.

In general, tax returns filed by VMED O2 or our subsidiaries for years prior to 2018 are no longer subject to examination by tax authorities.

The changes in our unrecognised tax benefits are summarized below for the period from 1 June 2021 to 31 December 2021 (in millions):

Balance at 1 June	£80.4
Reductions for tax positions of prior years	(0.5)
Additions based on tax positions related to the current year	0.3
Lapse of statute of limitations	(19.0)
Foreign currency translation	1.9
Balance at 31 December	£63.1

No assurance can be given that any of these tax benefits will be recognised or realised.

As of 31 December 2021 our unrecognised tax benefits included £63.1 million of tax benefits that would have a favourable impact on our effective income tax rate if ultimately recognised.

During 2022, it is reasonably possible that the expiration of certain statutes of limitation could result in reductions to our unrecognized tax benefits related to tax positions taken prior to 31 December 2021. The amount of any such reductions could range up to £44.4 million, all of which would have a positive impact on our effective tax rate. Other than the potential impacts of the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during 2022. No assurance can be given as to the nature or impact of any changes in our unrecognized tax benefits during 2022.

(13)    Share Capital

As of 31 December 2021, VMED O2 has 12 ordinary shares outstanding, each with a nominal value of £1.00.

During the period from 1 June 2021 to 31 December 2021, VMED O2 paid total dividends of £322.0 million to its Shareholders. This has been reflected as a decrease to owners' equity in our consolidated statement of owners' equity.

(14)    Share-based Compensation

Our share-based compensation expense relates to charges for share-based incentive awards associated with ordinary shares of Liberty Global and Telefónica held by certain employees of our subsidiaries. All the outstanding share-based incentive awards from Liberty Global and Telefónica will vest by the end of 2024. Share-based compensation expense allocated to our Company by Liberty Global and Telefónica is reflected as an increase to consolidated equity, offset by any amounts recharged to us, and is included within SG&A in our consolidated statement of operations.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
The following table summarizes our share-based compensation expense for the period from 1 June 2021 to 31 December 2021, which is included in SG&A expense in our consolidated statement of operations (in millions):

Non-performance incentive awards	$23.1
Performance-based incentive awards	0.3
Total	£23.4

(15)    Related-party Transactions

Our related-party transactions for the period from 1 June 2021 to 31 December 2021 consist of the following (in millions):

Charges included in:
Revenue	$148.0
Programming and other direct costs of services	(0.6)
Other operating	(151.0)
SG&A	(183.1)
Allocated share-based compensation expense	(23.4)
Included in operating income	(210.1)
Interest expense	1.4
Interest income	1.6
Included in net loss	£(207.1)
Property, plant and equipment additions, net	£0.6

Revenue. Amount primarily consists of our charges to the Tesco Mobile joint venture, and to a lesser extent, insurance and roaming charges to Telefónica.

Programming and other direct costs of services. Amount primarily consists of interconnect, roaming, lease and access fees and other services provided to our Company by other Liberty Global and Telefónica subsidiaries.

Other operating expenses. Amount primarily consists of recharges for network and technology services provided to our Company by CTIL.

SG&A expenses. Amount consists of (i) charges of $154.9 million during the period from 1 June 2021 to 31 December 2021, primarily related to support function staffing and other services for services provided to our Company by Liberty Global and Telefónica (ii) charges of $12.8 million during period from 1 June 2021 to 31 December 2021 for network and technology services provided to our Company by Liberty Global and Telefónica and (iii) £15.4 million brand and licensing fees payable to Telefónica.

Share-based compensation expense. Amount relates to charges for share-based incentive awards held by certain employees of our subsidiaries associated with ordinary shares of Liberty Global and Telefónica. Share-based compensation expense is included in SG&A expense in our consolidated statement of operations.

Interest expense. Amount represents interest expense on long-term related-party lease obligations.

Interest income. Amount represents interest income on long-term related-party receivables, as further described below.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
Charges for JV Services - Framework Services Agreements. Pursuant to framework services agreements (collectively, the JV Service Agreements) entered into in connection with the closing of the JV Transaction, Liberty Global and Telefónica charge VMED O2 UK Limited fees, which our parent passes through, for certain services provided to us by the respective subsidiaries of the Shareholders (collectively, the JV Services). The JV Services are provided to us on a transitional or ongoing basis. Pursuant to the terms of the JV Service Agreements, both the ongoing services and transitional services are provided for specified terms from the 1 June 2021 formation of VMED O2 UK Limited. Ongoing services are predominantly for six-year terms whereas transitional services will be provided for terms up to 24 months, subject to our ability to terminate based on specified notice periods. The JV Services provided by the respective subsidiaries of the Shareholders consist primarily of (i) technology and other services, (ii) capital-related expenditures for assets that we use or otherwise benefit us, (iii) brand name and procurement fees and (iv) certain corporate services. The fees that Liberty Global and Telefónica charge us for the JV Services, as set forth in the table above, include both fixed and usage-based fees.

Property, plant and equipment additions, net. This amount, which is generally cash settled, generally represents licenses for software owned by the Shareholders.

The following table provides details of our related-party balances as of 31 December 2021 (in millions):

Trade receivables (a)	£24.0
Current receivables (b)	410.6
Total related-party assets	£434.6

Accounts payable	£111.5
Other current liabilities (c)	12.2
Other long-term liabilities (d)	81.8
Total related-party liabilities	£205.5
_______________

(a)Amount relates primarily to trade receivables arising from our charges to Tesco Mobile.

(b)Amount represents (i) non-interest bearing current receivables from certain Liberty Global and Telefónica subsidiaries arising in the normal course of business and (ii) an interest bearing note receivable from CTIL that is owed to VMED O2 that was entered into during the period from 1 June 2021 to 31 December 2021. At 31 December 2021, the principal amount outstanding under this note was £187.5 million and the interest rate was LIBOR plus 1.30%. During the period, £27.0 million was repaid from CTIL to VMED O2. This has been presented within other investing activities, net, in our consolidated statement of cash flows.

(c)Amount represents certain tax-related liabilities owed to other Telefónica subsidiaries.

(d)Amount primarily represents non-interest bearing payables, including (i) pension liabilities owed to other Telefónica subsidiaries and (ii) a payable owed to CTIL related to certain asset retirement obligations.

Shareholders Agreement

In connection with the JV Transaction, on 1 June 2021, Telefónica and Liberty Global entered into a shareholders agreement (the Shareholders Agreement). Each Shareholder holds 50% of the issued share capital of VMED O2. The Shareholders Agreement contains customary provisions for the governance of a 50:50 joint venture that result in Telefónica and Liberty Global having joint control over decision making with respect to the Joint Venture and each Shareholder has the right to initiate an initial public offering after the third anniversary of the closing.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
The Shareholders Agreement also provides (i) for a dividend policy that requires VMED O2, subject to certain exceptions, to distribute all unrestricted cash to the Shareholders as soon as reasonably practicable following each quarterly period (subject to our Company maintaining a minimum amount of cash and complying with the terms of our financing arrangements) and (ii) that VMED O2 will be managed with a leverage ratio between 4.0 and 5.0 times EBITDA (as defined in the Shareholders Agreement), including the completion of periodic recapitalisations and/or refinancings.

(16)    Restructuring Liabilities

A summary of changes in our restructuring liabilities during the period from 1 June 2021 to 31 December 2021 is set forth in the table below:

	Employee severance and termination	Office closures	Total
	in millions

Restructuring liability as of 1 June 2021	£2.4	£1.9	£4.3
Restructuring charges (a)	43.2	—	43.2
Cash paid	(24.3)	(0.6)	(24.9)
Other	(0.4)	—	(0.4)
Restructuring liability as of 31 December 2021	£20.9	£1.3	£22.2

Current portion	£19.8	£1.3	£21.1
Noncurrent portion	1.1	—	1.1
Total	£20.9	£1.3	£22.2
_______________

(a)Our restructuring charges include the full cost of planned business restructuring programmes entered into during the period from 1 June 2021 to 31 December 2021 and as a result of the JV Transaction. All programmes are expected to complete in 2022.

(17)    Defined Benefit Plans

VMED O2 maintains the following defined benefit plans and defined contribution plans for its employees:

•The defined benefit scheme of the Telefonica UK Pension Plan;
•The defined benefit scheme of the National Transcommunications Limited Pension Plan;
•The defined benefit scheme of the NTL 1999 Pension Scheme;
•The UK defined benefit Unfunded Plan; and
•The defined contribution schemes of the Telefonica UK Pension Plan & Virgin Media Pension Plan.

As of the 1 June 2021 formation of VMED O2, all of the defined benefit plans are closed to new entrants and further benefit accrual. The defined contribution plan remains open to new entrants and further contributions and the employer contributions are recognised as part of our staffing costs.

A valuation of our defined benefit plans was undertaken as at 31 December 2021 by suitably qualified independent actuaries. Our defined benefit plan assets are currently invested in a diversified range of debt securities, equity securities, hedge funds, insurance contracts and certain other assets, which are aligned to the liability characteristics of the respective plans.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
The table below provides summary information of our defined benefit plans as of 31 December 2021 (in millions):

Fair value of plan assets	£2,720.1
Projected benefit obligation	£2,355.6
Net asset (a)	£364.5
_______________

(a)Amount includes a net obligation of £4.5 million related to projected benefit obligations of an unfunded scheme.

Changes in the present value of the projected benefit obligations associated with our various funded and unfunded defined benefit plans during the period from 1 June 2021 to 31 December 2021 are as follows:

1 June 2021	$2,268.8
Interest costs	24.9
Actuarial loss	100.2
Benefits paid	(38.3)
31 December 2021	$2,355.6

All schemes completed their respective triennial valuations in the current period. Accordingly, all census data included within the triennial valuations was reflected within the calculation of the projected benefit obligations disclosed above.

Changes in the fair value of the plan assets associated with our various funded defined benefit plans during the period from 1 June 2021 to 31 December 2021 are as follows (in millions):

1 June 2021	$2,481.8
Expected return on assets	30.4
Employer contributions	118.0
Benefits paid	(38.3)
Actuarial gain/(loss)	128.2
31 December 2021	$2,720.1

We expect to contribute $213.5 million to our defined benefit plans during the year ended 31 December 2022, with these payments being inline with the respective agreed schedule of contributions as a result of the latest actuarial valuations.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
Our defined benefit plan assets as of 31 December 2021 comprise the following:

	L1		L2	L3	Total (a)
	Listed	Unlisted	Listed	Unlisted
	in millions

Cash	$—	$24.0	$43.4	$—	$67.4
Derivatives	74.2	—	837.1	—	911.3
Bonds	—	—	531.9	—	531.9
Equity	42.9	—	438.1	—	481.0
Private debt & equity	—	—	—	545.6	545.6
Insurance policies	—	—	—	181.4	181.4
Property	—	—	—	1.5	1.5
Total	$117.1	$24.0	$1,850.5	$728.5	$2,720.1
_______________

(a)As of 31 December 2021 the Telefonica UK Pension plan had total plan assets of £2,008.7 million, including £19.1 million, £1,444.1 million, and £545.5 million of level 1, 2 and 3 assets, respectively.

Changes in recognised in the consolidated statement of comprehensive loss related to our defined benefit plans as of 31 December 2021 are as follows (in millions):

Actuarial gain recognised within accumulated other comprehensive income	$28.0

Net Periodic Pension Cost
Interest costs	(24.9)
Expected return on assets	30.4
Amortisation of prior service costs	(0.1)
Net periodic pension cost recognised in comprehensive income	$5.4

Total gain (loss) recognised in other comprehensive income	$33.4

The main assumptions, shown as a range, as adopted under ASC 715 Compensation - Retirement Benefits for our defined benefit plans (funded and unfunded) as of 31 December 2021 are as follows:

	Telefonica UK & Unfunded Pension Plan	NTL	NTL 99

Life expectancy (male currently age 60 / 40) (in years)	87.5 / 89.0	87.5 / 89.0	86.9 / 88.4
Life expectancy (female currently age 60 / 40) (in years)	89.5 / 90.9	89.6 / 91.0	89.1 / 90.6
Discount rate	1.8%	1.8%	1.8%
Inflation assumptions:
RPI	3.2%	3.3%	3.3%
CPI	2.7%	2.8%	2.8%
Mortality base table	95% / 105% (M/F) S3NA	92% / 98% (M/F) S3PA	98% / 103% (M/F) S3PA
Mortality future improvements	CMI_2020 projections with long term rate of improvement of 1.25% per annum, w2020 of 0%, and an initial addition of; 0.25%, 0.2% and 0.3% respectively for each of the plans

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
At 31 December 2021, the weighted average duration of the defined benefit obligation of our legacy O2 and VM funded plans was 22.0 and 16.3 years respectively.

Any sensitivity analysis may not be representative of an actual change in the defined benefit obligation as it is unlikely that changes in assumptions would occur in isolation of one another. In presenting sensitivity analysis the change in present value of defined benefit obligations has been calculated using the projected unit credit method as at 31 December 2021, which is the same as that applied in calculating the defined benefit obligation liability recognised in the statement of financial position. The rate of inflation assumption sensitivity factors in the impact of changes to all assumptions relating to inflation including associated pension increase assumption. The following sensitivity analysis table summarises how a reasonably possible change in particular assumptions would, in isolation, result in an increase to the defined benefit obligation as of 31 December 2021 (in millions):

Decrease discount rate by 0.25%	$(116.7)
Increase inflation rate by 0.25%	$(93.2)
Increase life expectancy by 1 year	$(97.7)

As of 31 December 2021, we expect to make the following payments to the defined benefit plans (in millions):

Year
2022	$37.4
2023	41.5
2024	45.3
2025	48.1
2026	49.6
Thereafter	2,971.0

Other pension plans

We also operate defined contribution plans. The assets of these defined contributions arrangements are held separately from those of VMED O2 in independently administered funds. The expense, in the statement of comprehensive loss, relating to the defined contribution plans is equal to the contributions payable with respect to the period presented, which totalled £28.5 million for the period ended 31 December 2021.

(18)    Accumulated Other Comprehensive Earnings

Accumulated other comprehensive earnings included on our consolidated balance sheet and statement of equity reflect the aggregate impact of foreign currency translation adjustments and pension-related adjustments. The changes in the components of accumulated other comprehensive earnings, net of taxes, are summarized as follows:

	Foreign currency translation adjustments	Pension-related adjustments	Total accumulated other comprehensive earnings
	in millions

Balance at 1 June 2021	£—	£—	£—
Other comprehensive earnings	13.3	20.3	33.6
Balance at 31 December 2021	$13.3	$20.3	$33.6

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
The components of other comprehensive earnings, net of taxes, are reflected in our consolidated statement of comprehensive loss. The following table summarizes the income tax effects related to each component of other comprehensive earnings, net of amounts reclassified to our consolidated statement of operations for the period from 1 June 2021 to 31 December 2021:

	Pre-tax amount	Income tax benefit	Net-of-tax amount
	in millions

Foreign currency translation adjustments	£13.3	£—	£13.3
Pension-related adjustments	28.0	(7.7)	20.3
Other comprehensive earnings	£41.3	£(7.7)	£33.6

(19)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our Company to make cash payments in future periods with respect to purchases of customer premises and other equipment and services, programming contracts, network and connectivity commitments and other items. The following table sets forth the pound sterling equivalents of such commitments as of 31 December 2021. The commitments included in this table do not reflect any liabilities that are included on our 31 December 2021 consolidated balance sheet.

	Payments due during:
	2022	2023	2024	2025	2026	Thereafter	Total
	in millions

Purchase commitments	$899.4	$243.8	$124.8	$94.4	$92.8	$167.9	$1,623.1
JV Services Agreement (a)	219.3	186.9	187.7	190.6	192.0	80.6	1,057.1
Programming commitments	429.1	232.6	150.4	30.1	30.0	7.5	879.7
Network and connectivity commitments	609.4	49.6	17.8	14.0	5.1	8.8	704.7
Other commitments	115.6	39.4	33.5	28.6	26.4	35.5	279.0
Total	£2,272.8	£752.3	£514.2	£357.7	£346.3	£300.3	£4,543.6
_______________

(a)Amounts represent fixed minimum charges from Liberty Global and Telefónica pursuant to the JV Services Agreements. In addition to the fixed minimum charges, the JV Services Agreements provide for certain JV Services to be charged to us based upon usage of the services received. The fixed minimum charges set forth in the table above exclude fees for the usage based services as these fees will vary from period to period. Accordingly, we expect to incur charges in addition to those set forth in the table above for usage-based services. For additional information regarding fees related to the JV Services Agreements, see note 15.

Purchase commitments include unconditional and legally binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call centre, information technology and maintenance services.

Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services or (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated £211.9 million during the period from 1 June 2021 to 31 December 2021.

Programming costs primarily relate to agreements to distribute channels to our customers. Our channel distribution agreements are generally multi-year contracts for which we are charged either (i) variable rates based upon the number of subscribers or (ii) on a flat fee basis. Certain of our variable rate contracts require minimum guarantees. Programming costs under such arrangements are recorded in operating costs and expenses in our consolidated statement of operations when the programming is available for viewing.

Network and connectivity commitments include (i) service commitments associated with the network extension programme in the U.K. (the Network Extension) and (ii) commitments associated with our mobile virtual network operator (MVNO) agreements. The amounts reflected in the above table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore, may be significantly less than the actual amounts we ultimately pay in these periods. The EE agreement came to an end 31 December 2021 and all remaining customers will be migrated to Vodafone in early 2022 before moving them to our O2 mobile network later in 2022. Notice has been given to cancel the MVNO agreement with Vodafone

Purchase commitments include unconditional and legally binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call centre, information technology and maintenance services.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. Under agreements related to the JV Transaction, commitments with regard to certain of VMED O2’s defined benefit plans are being funded by one of the Shareholders, Telefónica. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the period from 1 June 2021 to 31 December 2021, see note 6. For information regarding our defined benefit plans, see note 17.

We have established defined contribution benefit plans for our and our subsidiaries’ employees. Our aggregate expense for matching contributions under the various defined contribution employee benefit plans was $28.5 million for the period from 1 June 2021 to 31 December 2021.

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

Legal and Regulatory Proceedings and Other Contingencies

Disclosure requests. O2 has been addressing a request for disclosure made by governmental authorities related to possible violations of anti-bribery laws and regulations. O2 continues to co-operate with the governmental authorities investigating this matter, which is still ongoing. Whilst it is not possible at this time to predict the full scope or duration of this matter or its eventual outcome, O2 was able to make a reasonable estimate of the outcome, and recorded an accrual during 2019, which is included in our consolidated balance sheet as of 31 December 2021.

Phones 4u. Legal proceedings have been issued in the High Court against O2 by the Administrators of Phones 4u. O2 has vigorously denied the allegations and filed its defence to this claim in April 2019. No provision has been made in relation to this matter.

Other Regulatory Matters. Mobile, broadband internet, video and fixed-line telephony businesses are subject to significant regulation and supervision by various regulatory bodies in the U.K. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property, plant and equipment additions. In addition, regulation may also restrict our

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021
operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Effective 1 April 2017, the rateable value of our existing network and other assets in the U.K. increased significantly. This increase affects the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. This change has significantly increased our network infrastructure charges and we expect further but declining increases to these charges through the first quarter of 2022. We continue to believe that these increases are excessive and retain the right of appeal should more favourable agreements be reached with other operators. The rateable value of our network and other assets in the U.K. remains subject to review by the U.K. government. Following a call for input in 2020, in June 2021, the U.K. Government launched a consultation on making business rates revaluations more frequent (reducing from a five to a three year cycle). In October 2021, as part of the Autumn 2021 Budget statement, the U.K. Government announced the conclusion of the consultation and set out its plans for business rates, including moving to a three year valuation cycle from 2023. On 30 November 2021, the U.K. Government announced a Technical consultation to run to 22 February 2022 on how to give effect to the three year valuation cycle and other of the rating measures set out in the Autumn 2021 Budget statement. That consultation has now completed and the U.K. government is considering the input provided in determining how to move forward.

In addition to the foregoing items, we may have contingent liabilities related to matters arising in the ordinary course of business including (i) legal proceedings, (ii) issues involving VAT and wage, property, withholding and other tax issues and (iii) disputes over interconnection, programming, copyright and channel carriage fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations, cash flows or financial position in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavourable outcomes

(20)    Segment Reporting

We have one reportable segment that provides mobile, broadband internet, video and fixed-line telephony services in the U.K.

Our revenue by major category for the period from 1 June 2021 to 31 December 2021 is set forth below (in millions):

Mobile (a)	$3,581.9
Handset	1,119.6
Fixed	2,372.2
Consumer fixed (b)	2,009.1
Subscription (c)	1,961.1
Other	48.0
B2B fixed revenue (d):	363.1
Other	272.0
Total	$6,226.1
_______________

(a)Mobile revenue includes amounts received from residential and B2B customers for ongoing services and, amongst other items, revenue from sales of mobile handsets and interconnect revenue.

(b)Consumer fixed revenue includes amounts received from subscribers, including certain small or home office (SOHO) subscribers, for ongoing services and the recognition of deferred installation revenue over the associated contract period. SOHO subscribers pay a premium price to receive expanded service levels that are the same or similar to the mass marketed products offered to our residential subscribers. Consumer fixed other revenue includes, among other items, channel carriage fees, late fees and revenue from sale of equipment.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2021

(c)Consumer fixed subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. As a result, changes in the standalone pricing of our cable and mobile products or the composition of bundles can contribute to changes in our product revenue categories from period to period.

(d)B2B fixed revenue includes (i) revenue from business broadband internet, fixed-line telephony and other services offered to small and medium businesses, large enterprises and the public sector and, on a wholesale basis, to other operators and (ii) revenue from long-term leases of portions of our network.

(21) Subsequent Event

In January 2022, we performed two draw downs from the Revolving Facility, aggregating £400.0 million, to meet working capital requirements. A total of £250.0 million has been repaid to date, and the remaining £150.0 million is expected to be repaid in March 2022.

In March 2022, we restructured an agreement with Device Finance Collections 2 Limited, a third-party special purpose financing entity, and as a result deconsolidated the associated receivables and debt, from that date, on our consolidated balance sheet. Subsequent to this, we completed the sale of handset receivables to the same entity, receiving cash proceeds of £240.0 million.