Form 10-Q
period 2022-03-31
Liberty Global plc
filed 2022-05-10
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding ordinary shares of Liberty Global plc as of April 29, 2022 was: 175,141,206 class A ordinary shares, 12,994,000 class B ordinary shares and 316,682,119 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2022	December 31, 2021
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$843.4	$910.6
Trade receivables, net	876.0	907.3
Short-term investments (measured at fair value on a recurring basis) (note 5)	1,958.2	2,269.6
Current assets of discontinued operations (note 4)	906.5	925.0
Other current assets (notes 3, 4, 5 and 6)	1,060.0	928.0
Total current assets	5,644.1	5,940.5
Investments and related notes receivable (including $2,526.6 million and $2,757.8 million, respectively, measured at fair value on a recurring basis) (note 5)	19,160.3	19,703.0
Property and equipment, net (notes 8 and 10)	6,680.5	6,981.5
Goodwill (note 8)	9,367.0	9,523.4
Intangible assets subject to amortization, net (note 8)	2,203.7	2,342.5
Other assets, net (notes 3, 4, 6 and 10)	2,491.9	2,426.1
Total assets	$45,547.5	$46,917.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2022	December 31, 2021
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$567.3	$613.4
Deferred revenue (note 3)	359.1	274.7
Current portion of debt and finance lease obligations (notes 9 and 10)	815.3	850.3
Accrued capital expenditures	209.2	257.7
Accrued income taxes (note 11)	151.9	236.6
Derivative instruments (note 6)	258.1	221.8
Current liabilities of discontinued operations (note 4)	156.7	201.3
Other accrued and current liabilities (notes 4 and 10)	1,435.6	1,429.0
Total current liabilities	3,953.2	4,084.8
Long-term debt and finance lease obligations (notes 9 and 10)	13,781.3	13,974.8
Long-term operating lease liabilities (note 10)	1,121.2	1,226.1
Other long-term liabilities (notes 3 and 6)	1,684.7	2,033.3
Total liabilities	20,540.4	21,319.0

Commitments and contingencies (notes 6, 9, 10, 11 and 15)

Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 175,131,403 shares and 174,310,558 shares, respectively	1.8	1.8
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 12,994,000 shares and 12,930,839 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 323,091,916 shares and 340,114,729 shares, respectively	3.2	3.4
Additional paid-in capital	3,406.1	3,893.0
Accumulated earnings	19,182.8	18,144.5
Accumulated other comprehensive earnings, net of taxes	2,673.9	3,892.2
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	25,267.8	25,934.9
Noncontrolling interests	(260.7)	(336.9)
Total equity	25,007.1	25,598.0
Total liabilities and equity	$45,547.5	$46,917.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2022	2021
	in millions, except per share amounts

Revenue (notes 3, 4, 5 and 16)	$1,853.3	$3,499.9
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	536.8	1,079.4
Other operating (note 13)	273.2	508.7
Selling, general and administrative (SG&A) (note 13)	410.4	659.0
Depreciation and amortization	564.7	607.2
Impairment, restructuring and other operating items, net	9.4	44.4
	1,794.5	2,898.7
Operating income	58.8	601.2
Non-operating income (expense):
Interest expense	(134.2)	(334.7)
Realized and unrealized gains on derivative instruments, net (note 6)	508.5	811.2
Foreign currency transaction gains, net	575.0	303.8
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (notes 5 and 7)	(93.6)	194.6
Share of results of affiliates, net (note 5)	230.5	1.7
Other income, net	11.9	10.1
	1,098.1	986.7
Earnings from continuing operations before income taxes	1,156.9	1,587.9
Income tax expense (note 11)	(81.2)	(165.2)
Earnings from continuing operations	1,075.7	1,422.7
Earnings from discontinued operations, net of taxes (note 4)	34.6	17.6
Net earnings	1,110.3	1,440.3
Net earnings attributable to noncontrolling interests	(72.0)	(54.9)
Net earnings attributable to Liberty Global shareholders	$1,038.3	$1,385.4

Basic earnings attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$1.93	$2.38
Discontinued operations	0.07	0.03
	$2.00	$2.41
Diluted earnings attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$1.88	$2.34
Discontinued operations	0.07	0.03
	$1.95	$2.37
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended
	March 31,
	2022	2021
	in millions

Net earnings	$1,110.3	$1,440.3
Other comprehensive loss, net of taxes:
Continuing operations:
Foreign currency translation adjustments	(1,185.3)	(951.6)
Reclassification adjustment included in net earnings (note 4)	(1.0)	—
Pension-related adjustments and other	2.0	(0.1)
Other comprehensive loss from continuing operations	(1,184.3)	(951.7)
Other comprehensive loss from discontinued operations (note 4)	(33.5)	(45.1)
Other comprehensive loss	(1,217.8)	(996.8)
Comprehensive earnings (loss)	(107.5)	443.5
Comprehensive earnings attributable to noncontrolling interests	(72.5)	(54.9)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$(180.0)	$388.6

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

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2022	$1.8	$0.1	$3.4	$3,893.0	$18,144.5	$3,892.2	$(0.1)	$25,934.9	$(336.9)	$25,598.0
Net earnings	—	—	—	—	1,038.3	—	—	1,038.3	72.0	1,110.3
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,218.3)	—	(1,218.3)	0.5	(1,217.8)
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.2)	(495.9)	—	—	—	(496.1)	—	(496.1)
Share-based compensation (note 13)	—	—	—	50.5	—	—	—	50.5	—	50.5
Repurchases by Telenet of its outstanding shares	—	—	—	(28.0)	—	—	—	(28.0)	3.1	(24.9)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(13.5)	—	—	—	(13.5)	0.6	(12.9)
Balance at March 31, 2022	$1.8	$0.1	$3.2	$3,406.1	$19,182.8	$2,673.9	$(0.1)	$25,267.8	$(260.7)	$25,007.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2022	2021
	in millions

Cash flows from operating activities:
Net earnings	$1,110.3	$1,440.3
Earnings from discontinued operations	34.6	17.6
Earnings from continuing operations	1,075.7	1,422.7
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	51.4	63.4
Depreciation and amortization	564.7	607.2
Impairment, restructuring and other operating items, net	9.4	44.4
Amortization of deferred financing costs and non-cash interest	5.9	10.3
Realized and unrealized gains on derivative instruments, net	(508.5)	(811.2)
Foreign currency transaction gains, net	(575.0)	(303.8)
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	93.6	(194.6)
Share of results of affiliates, net	(230.5)	(1.7)
Deferred income tax expense	46.9	125.0
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(22.8)	(190.4)
Dividends received from the VodafoneZiggo JV	94.8	—
Net cash provided by operating activities of continuing operations	605.6	771.3
Net cash provided by operating activities of discontinued operations	51.1	49.9
Net cash provided by operating activities	$656.7	$821.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended
	March 31,
	2022	2021
	in millions

Cash flows from investing activities:
Cash received from the sale of investments	$2,592.5	$1,540.3
Cash paid for investments	(2,200.7)	(1,551.0)
Capital expenditures, net	(372.8)	(462.5)
Other investing activities, net	(58.4)	(23.0)
Net cash used by investing activities of continuing operations	(39.4)	(496.2)
Net cash used by investing activities of discontinued operations	(15.6)	(13.2)
Net cash used by investing activities	(55.0)	(509.4)

Cash flows from financing activities:
Borrowings of debt	—	154.3
Operating-related vendor financing additions	133.7	849.0
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(0.7)	(243.6)
Principal payments on operating-related vendor financing	(208.4)	(655.3)
Principal payments on capital-related vendor financing	(35.9)	(434.6)
Principal payments on finance leases	(17.8)	(19.5)
Repurchases of Liberty Global ordinary shares	(480.6)	(311.2)
Repurchases by Telenet of its outstanding shares	(25.7)	—
Net cash paid related to derivative instruments	(9.0)	(11.5)
Payment of financing costs and debt premiums	(0.2)	(3.3)
Other financing activities, net	(11.1)	(15.8)
Net cash used by financing activities of continuing operations	(655.7)	(691.5)
Net cash used by financing activities of discontinued operations	(2.6)	(8.2)
Net cash used by financing activities	$(658.3)	$(699.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended
	March 31,
	2022	2021
	in millions

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	$(10.5)	$(46.3)
Discontinued operations	—	—
Total	(10.5)	(46.3)
Net decrease in cash and cash equivalents and restricted cash:
Continuing operations	(100.0)	(462.7)
Discontinued operations	32.9	28.5
Total	(67.1)	(434.2)
Cash and cash equivalents and restricted cash:
Beginning of period	917.3	4,717.3
Net decrease	(67.1)	(434.2)
End of period	$850.2	$4,283.1

Cash paid for interest:
Continuing operations	$211.4	$404.8
Discontinued operations	0.3	0.5
Total	$211.7	$405.3
Net cash paid (received) for taxes:
Continuing operations	$84.8	$(14.7)
Discontinued operations	7.4	7.1
Total	$92.2	$(7.6)

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$843.4	$928.7
Restricted cash included in other current assets and other assets, net	6.8	6.4
Cash and cash equivalents and restricted cash included in assets held for sale	—	3,348.0
Total cash and cash equivalents and restricted cash	$850.2	$4,283.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
March 31, 2022
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

Our continuing operations comprise businesses that provide residential and business-to-business (B2B) communications services in (i) Switzerland and Slovakia through certain wholly-owned subsidiaries that we collectively refer to as “UPC Holding”, (ii) Belgium through Telenet Group Holding N.V. (Telenet), a 61.2%-owned subsidiary, and (iii) Ireland through another wholly-owned subsidiary (VM Ireland). In addition, we own 50% noncontrolling interests in (a) a 50:50 joint venture (the VMO2 JV) with Telefónica SA (Telefónica), which provides residential and B2B communications services in the United Kingdom (U.K.), and (b) a 50:50 joint venture (the VodafoneZiggo JV) with Vodafone Group plc (Vodafone), which provides residential and B2B communications services in the Netherlands.

Through March 31, 2022, we provided residential and B2B communications services in Poland through UPC Holding. On September 22, 2021, we entered into an agreement to sell our operations in Poland and completed the sale on April 1, 2022. Accordingly, in these condensed consolidated financial statements, our operations in Poland are reflected as discontinued operations for all periods presented. For additional information, see note 4.

Through May 31, 2021, our consolidated operations also included residential and B2B communications services provided to customers in the U.K. through Virgin Media Inc. (Virgin Media). On June 1, 2021, we contributed the U.K. JV Entities (as defined in note 4) to the VMO2 JV and began accounting for our 50% interest in the VMO2 JV as an equity method investment. For additional information, see note 4.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2021 consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K, as amended (our 10-K).

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

Unless otherwise indicated, the amounts presented in these notes relate only to our continuing operations, and ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2022.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

(2)   Recent Accounting Pronouncements

ASU 2021-08

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. ASU 2021-08 is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The main impact of the adoption of ASU 2021-08 will be the recognition of contract assets and contract liabilities in future business combinations at amounts generally consistent with the carrying value of such assets and liabilities of the acquiree immediately before the acquisition date.

ASU 2020-04

In April 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional expedients and exceptions for contract modifications, subject to meeting certain criteria, that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. In accordance with the optional expedients in ASU 2020-04, we expect to modify certain of our debt agreements during 2022 to replace LIBOR with another reference rate and apply the practical expedient to account for the modification as a continuation of the existing contract. We currently do not believe the use of optional expedients in ASU 2020-04 will have a significant impact on our consolidated financial statements. For additional information regarding our debt, see note 9.

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $39.8 million and $42.0 million at March 31, 2022 and December 31, 2021, respectively.
If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $28.8 million and $29.7 million as of March 31, 2022 and December 31, 2021, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $369.8 million and $286.5 million as of March 31, 2022 and December 31, 2021, respectively. The increase in deferred revenue for the three months ended March 31, 2022 is primarily due to the net effect of (a) the impact of additions during the period and (b) the recognition of $149.8 million of revenue that was included in our deferred revenue balance at December 31, 2021. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $65.7 million and $63.4 million at March 31, 2022 and December 31, 2021, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $4.4 million and $46.9 million during the three months ended March 31, 2022 and 2021, respectively, to operating costs and expenses related to these assets.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
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

(4)    Acquisitions and Dispositions

Pending Disposition

On March 25, 2022, Telenet entered into a sale and purchase agreement (the Telenet Tower Sale Agreement) with a third party for the sale of substantially all of Telenet’s passive infrastructure and tower assets for total consideration of €745.0 million ($825.6 million). As part of the Telenet Tower Sale Agreement, Telenet will enter into a master lease agreement to lease back the associated assets for an initial period of 15 years. This sale and leaseback transaction is expected to close in the second quarter of 2022. Effective with the signing of the Telenet Tower Sale Agreement, we began accounting for the associated assets and liabilities as held for sale and, accordingly, we ceased to depreciate or amortize the associated long-lived assets. At March 31, 2022, the held-for-sale assets and liabilities (which are included within other current assets and other accrued and current liabilities, respectively, on our condensed consolidated balance sheet) are as follows (in millions):

Current assets	$205.7
Current liabilities	$129.4

2022 Disposition

UPC Poland

On September 22, 2021, we entered into a sale and purchase agreement (the UPC Poland Purchase Agreement), pursuant to which we agreed to sell 100% of our operations in Poland (UPC Poland) to a third party for a total enterprise value of Polish zloty (PLN) 7,025.0 million ($1,672.7 million). This transaction closed on April 1, 2022.

A portion of the net proceeds from the sale, after reflecting the impact of derivative settlements, were used to repurchase certain of UPC Holding’s outstanding indebtedness, with the remainder available for general corporate purposes. For additional information regarding these financing transactions, see note 17.

We have agreed to provide certain transitional services for a period of up to five years, depending on the service. These services will principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by the purchaser.

Effective with the signing of the UPC Poland Purchase Agreement, we began presenting UPC Poland as a discontinued operation and, accordingly, we ceased to depreciate or amortize the associated long-lived assets. In our condensed consolidated balance sheets, statements of operations and cash flows, UPC Poland is reflected as a discontinued operation for all periods presented. Our operations in Poland were held through UPC Holding. No debt, interest or derivative instruments of the UPC Holding borrowing group have been allocated to discontinued operations. Prior to being presented as a discontinued operation, the operations of UPC Poland were included in our former “Central and Eastern Europe” reportable segment.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

The carrying amounts of the major classes of assets and liabilities of UPC Poland as of March 31, 2022 and December 31, 2021 are summarized in the following table.

	March 31, 2022	December 31, 2021
	in millions

Assets:
Current assets	$22.2	$23.4
Property and equipment, net	409.6	406.8
Goodwill	445.7	464.7
Other assets, net	29.0	30.1
Total assets	$906.5	$925.0

Liabilities:
Current portion of debt and finance lease obligations	$0.8	$42.7
Other accrued and current liabilities	96.4	97.3
Long-term debt and finance lease obligations	4.6	5.0
Other long-term liabilities	54.9	56.3
Total liabilities	$156.7	$201.3

The operating results of UPC Poland for the three months ended March 31, 2022 and 2021 are summarized in the following table. These amounts exclude intercompany revenue and expenses that are eliminated within our condensed consolidated statements of operations.

	Three months ended March 31,
	2022	2021
	in millions

Revenue	$109.5	$115.4
Operating income	$45.0	$24.1
Earnings before income taxes and noncontrolling interests	$43.9	$22.9
Income tax expense	(9.3)	(5.3)
Net earnings attributable to Liberty Global shareholders	$34.6	$17.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

2021 Disposition

U.K. JV Transaction

On June 1, 2021, pursuant to a Contribution Agreement dated May 7, 2020 (the Contribution Agreement) with, among others, Telefónica, (i) we contributed Virgin Media’s U.K. operations and certain other Liberty Global subsidiaries (together, the U.K. JV Entities) to the VMO2 JV and (ii) Telefónica contributed its U.K. mobile business to the VMO2 JV, creating a nationwide integrated communications provider (herein referred to as the “U.K. JV Transaction”). We account for our 50% interest in the VMO2 JV as an equity method investment, as further described in note 5.

A summary of the preliminary fair value of the assets and liabilities of the VMO2 JV at the June 1, 2021 transaction date is presented in the following table. The preliminary amounts below are subject to adjustment based on the final assessment of the fair values of the identifiable assets and liabilities (in millions):

Current assets	$4,186.7
Property and equipment, net	12,523.2
Goodwill	29,502.7
Intangible assets subject to amortization, net	13,274.6
Other assets, net	4,116.2
Current portion of debt and finance lease obligations	(4,352.5)
Other accrued and current liabilities	(5,780.8)
Long-term debt and finance lease obligations	(21,879.2)
Other long-term liabilities	(2,170.9)
Total preliminary fair value of the net assets of the VMO2 JV	$29,420.0

Our condensed consolidated statement of operations for the three months ended March 31, 2021 includes aggregate earnings from continuing operations before income taxes attributable to the U.K. JV Entities of $721.6 million.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

(5)    Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2022	December 31, 2021	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMO2 JV	$13,570.7	$13,774.7	50.0
VodafoneZiggo JV (c)	2,444.1	2,572.4	50.0
All3Media Group (All3Media)	171.0	143.7	50.0
Atlas Edge JV	156.3	163.7	50.0
Formula E Holdings Ltd (Formula E)	120.6	115.9	35.9
Other	171.0	174.8
Total — equity	16,633.7	16,945.2
Fair value:
Short-term:
Separately-managed accounts (SMAs) (d)	1,958.2	2,269.6
Long-term:
ITV plc (ITV)	428.9	596.3	9.9
Televisa Univision, Inc. (Televisa Univision) (e)	385.5	385.5	6.3
SMAs (d)	374.4	531.7
Lacework Inc.	269.1	269.1	3.3
Plume Design, Inc. (Plume)	188.8	188.8	11.5
EdgeConneX Inc. (EdgeConneX)	148.5	138.7	5.1
Lions Gate Entertainment Corp (Lionsgate)	103.4	105.9	2.9
Pax8 Inc. (Pax8)	99.0	14.7	5.9
Aviatrix Systems, Inc.	78.2	78.2	3.8
CANAL+ Polska S.A.	67.9	70.8	17.0
Other (f)	382.9	378.1
Total — fair value	4,484.8	5,027.4
Total investments (g)	$21,118.5	$21,972.6
Short-term investments	$1,958.2	$2,269.6
Long-term investments	$19,160.3	$19,703.0
_______________

(a)Our ownership percentages are determined based on our legal ownership as of the most recent balance sheet date or are estimated based on the number of shares we own and the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal the respective fair values. At March 31, 2022 and December 31, 2021, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $1,233.9 million and $1,236.0 million, respectively, which include amounts associated with the VodafoneZiggo JV Receivables, as defined below, and amounts we are owed under a long-term note receivable from All3Media.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global comprising (i) a euro-denominated note receivable with a principal amount of $775.7 million and $797.1 million, respectively (the VodafoneZiggo JV Receivable I), and (ii) a euro-denominated note receivable with a principal amount of $230.4 million and $236.7 million, respectively (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at 5.55% and have a final maturity date of December 31, 2030. During the three months ended March 31, 2022, interest accrued on the VodafoneZiggo JV Receivables was $14.1 million, all of which has been cash settled.

(d)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. As of March 31, 2022, all of our investments held under SMAs were classified as available-for-sale debt securities. At March 31, 2022 and December 31, 2021, interest accrued on our debt securities, which is included in other current assets on our condensed consolidated balance sheets, was $5.0 million and $5.1 million, respectively.

(e)At March 31, 2022, the fair value of our investment in Televisa Univision reflects the merger of Univision Holdings Inc. and Grupo Televisa, S.A.B., which was completed during the first quarter of 2022.

(f)Amounts include $1.7 million and $2.1 million, respectively, of a noncontrolling junior interest in receivables we have securitized.

(g)The purchase and sale of investments are presented on a gross basis in our condensed consolidated statements of cash flows, including amounts associated with SMAs.

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2022	2021
	in millions

VMO2 JV (a)	$187.1	$—
VodafoneZiggo JV (b)	48.6	4.7
Formula E	7.9	8.7
All3Media	(4.7)	(9.0)
Other, net	(8.4)	(2.7)
Total	$230.5	$1.7
_______________

(a)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) 100% of the share-based compensation expense associated with Liberty Global awards held by VMO2 JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility.

(b)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) 100% of the interest income earned on the VodafoneZiggo JV Receivables.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

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

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services it provides during the term of the U.K. JV Framework Agreement. During the three months ended March 31, 2022, we recorded revenue of $68.7 million related to the U.K. JV Services. At March 31, 2022 and December 31, 2021, $35.0 million and $43.3 million, respectively, was due from the VMO2 JV, primarily related to (a) services performed under the U.K. JV Framework Agreement and (b) amounts incurred by Liberty Global for certain equipment and licenses purchased on behalf of the VMO2 JV. Amounts due from the VMO2 JV are periodically cash settled and are included in other current assets on our condensed consolidated balance sheets.

The summarized results of operations of the VMO2 JV for the three months ended March 31, 2022 are set forth below (in millions):

Revenue	$3,398.0
Earnings before income taxes	$378.6
Net earnings	$318.1

VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided during the term of the NL JV Framework Agreement. During the three months ended March 31, 2022 and 2021, we recorded revenue from the VodafoneZiggo JV of $60.0 million and $50.7 million, respectively, primarily related to (a) the NL JV Services and (b) the sale of customer premises equipment at a mark-up. At March 31, 2022 and December 31, 2021, $37.0 million and $62.5 million, respectively, were due from the VodafoneZiggo JV related to the aforementioned transactions. Amounts due from the VodafoneZiggo JV are periodically cash settled and are included in other current assets on our condensed consolidated balance sheets. In addition, during the three months ended March 31, 2022, we received a dividend distribution from the VodafoneZiggo JV of $94.8 million, which was accounted for as a return on capital for purposes of our condensed consolidated statement of cash flows.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2022	2021
	in millions

Revenue	$1,130.0	$1,217.0
Earnings (loss) before income taxes	$127.0	$(21.4)
Net earnings (loss)	$72.3	$(16.1)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair value, net:

	Three months ended March 31,
	2022	2021
	in millions

ITV	$(167.4)	$79.8
Pax8	79.3	—
Skillz Inc. (Skillz)	(26.1)	—
EdgeConneX	13.5	13.1
Lionsgate	(2.5)	20.8
Plume	—	55.1
Other, net	9.6	25.8
Total	$(93.6)	$194.6

Debt Securities
At March 31, 2022 and December 31, 2021, all of our SMAs were composed of debt securities, which are summarized in the following tables:

	March 31, 2022
	Amortized cost basis	Accumulated unrealized losses	Fair value
	in millions

Commercial paper	$778.7	$—	$778.7
Government bonds	609.6	(3.8)	605.8
Corporate debt securities	585.8	(6.3)	579.5
Certificates of deposit	330.1	(0.3)	329.8
Other debt securities	38.8	—	38.8
Total debt securities	$2,343.0	$(10.4)	$2,332.6

	December 31, 2021
	Amortized cost basis	Accumulated unrealized losses	Fair value
	in millions

Commercial paper	$897.4	$—	$897.4
Corporate debt securities	705.5	(1.6)	703.9
Government bonds	655.9	(3.3)	652.6
Certificates of deposit	355.5	(0.1)	355.4
Other debt securities	192.0	—	192.0
Total debt securities	$2,806.3	$(5.0)	$2,801.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

We received proceeds from the sale of debt securities of $2.6 billion and $1.5 billion during the three months ended March 31, 2022 and 2021, respectively, the majority of which were reinvested in new debt securities held under SMAs. The sale of debt securities resulted in realized net losses of $3.4 million and $1.3 million during the three months ended March 31, 2022 and 2021, respectively.

The fair value of our debt securities as of March 31, 2022 by contractual maturity are shown below (in millions):

Due in one year or less	$1,958.2
Due in one to five years	371.4
Due in five to ten years	2.7
Due after ten years	0.3
Total (a)	$2,332.6
_______________

(a)The weighted average life of our total debt securities was 0.5 years as of March 31, 2022.

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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2022			December 31, 2021
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$217.6	$420.2	$637.8	$214.9	$164.3	$379.2
Equity-related derivative instruments (c)	—	114.1	114.1	—	113.8	113.8
Foreign currency forward and option contracts	51.5	—	51.5	28.4	—	28.4
Other	0.6	—	0.6	1.0	—	1.0
Total	$269.7	$534.3	$804.0	$244.3	$278.1	$522.4
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$250.6	$343.1	$593.7	$208.8	$670.2	$879.0
Foreign currency forward and option contracts	7.5	—	7.5	13.0	—	13.0
Total	$258.1	$343.1	$601.2	$221.8	$670.2	$892.0
_______________

(a)Our current derivative assets, long-term derivative assets and long-term derivative liabilities are included in other current assets, other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets. For

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

information regarding certain financing transactions completed subsequent to March 31, 2022 that impacted our derivative instruments, see note 17.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of $4.5 million and ($39.0 million) during the three months ended March 31, 2022 and 2021, respectively. These amounts are included in realized and unrealized gains on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)Our equity-related derivative instruments include warrants on our investment in Plume.

The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended March 31,
	2022	2021
	in millions

Cross-currency and interest rate derivative contracts	$472.3	$784.6
Equity-related derivative instruments:
ITV Collar	—	(10.6)
Other	0.2	35.1
Total equity-related derivative instruments	0.2	24.5
Foreign currency forward and option contracts	36.4	2.1
Other	(0.4)	—
Total	$508.5	$811.2
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

	Three months ended March 31,
	2022	2021
	in millions

Operating activities	$(43.2)	$(158.0)
Investing activities	4.6	1.6
Financing activities	(9.0)	(11.5)
Total	$(47.6)	$(167.9)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under our derivative instruments. At March 31, 2022, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $284.6 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2022, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at March 31, 2022:

	Notional amount due from counterparty		Notional amount due to counterparty			Weighted average remaining life
	in millions					in years

UPC Holding		$360.0		€318.1		3.5
		$4,650.0	CHF	4,256.9	(a)	6.1
		€2,650.0	CHF	2,970.1		3.9
	PLN	2,999.5		€653.5	(a)	4.3
		€777.0	PLN	3,302.9	(a)	3.8
	CHF	740.0		€701.1		0.8

Telenet		$3,940.0		€3,489.6	(a)	4.8
		€45.2		$50.0	(b)	2.8
______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to March 31, 2022. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2022:

	Pays fixed rate			Receives fixed rate
	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

UPC Holding	$7,278.7	(a)	3.1	$4,518.2	4.1

Telenet	$3,195.9	(a)	3.0	$1,581.4	1.5
_______________

(a)Includes forward-starting derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

Interest Rate Swap Options

From time to time, we enter into interest rate swap options (swaptions) which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future. Such contracts typically have a life of no more than three years. At March 31, 2022, the option expiration period on each of our swaptions had expired.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at March 31, 2022:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

UPC Holding	$2,625.0	0.8

Telenet	$2,295.0	0.8

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At March 31, 2022, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.4 billion and $7.7 billion, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Increase (decrease) to borrowing costs at March 31, 2022 (a)

VM Ireland	0.42%
UPC Holding	(0.35)%
Telenet	0.09%
Total decrease to borrowing costs	(0.14)%
_______________

(a)Represents the effect of derivative instruments in effect at March 31, 2022 and does not include forward-starting derivative instruments.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure, including hedges of the proceeds from the sale of UPC Poland. As of March 31, 2022, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $3.2 billion.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of March 31, 2022 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting, impairment assessments and the accounting for our initial investment in the VMO2 JV. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets, property and equipment, the implied value of goodwill and the valuation of our initial investment in the VMO2 JV. The valuation of reporting units and our initial investment in the VMO2 JV are based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue growth and Adjusted EBITDA margin (as defined in note 16), and terminal growth rates, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three months ended March 31, 2022 and 2021, we did not perform any significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2022 using:
Description	March 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$637.8	$—	$637.8	$—
Equity-related derivative instruments	114.1	—	—	114.1
Foreign currency forward and option contracts	51.5	—	51.5	—
Other	0.6	—	0.6	—
Total derivative instruments	804.0	—	689.9	114.1
Investments:
SMAs	2,332.6	575.6	1,757.0	—
Other investments	2,152.2	546.5	67.9	1,537.8
Total investments	4,484.8	1,122.1	1,824.9	1,537.8
Total assets	$5,288.8	$1,122.1	$2,514.8	$1,651.9

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$593.7	$—	$593.7	$—
Foreign currency forward and option contracts	7.5	—	7.5	—
Total liabilities	$601.2	$—	$601.2	$—

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

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
March 31, 2022
(unaudited)

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency, interest rate and foreign currency derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2022	$1,412.4	$(13.3)	$113.8	$1,512.9
Gains included in earnings from continuing operations (a):
Realized and unrealized gains on derivative instruments, net	—	—	0.2	0.2
Realized and unrealized gains due to changes in fair values of certain investments, net	113.0	—	—	113.0
Additions	34.5	—	—	34.5
Dispositions	(5.0)	—	—	(5.0)
Transfers out of Level 3	—	13.3	—	13.3
Foreign currency translation adjustments and other, net	(17.1)	—	0.1	(17.0)
Balance of net assets at March 31, 2022	$1,537.8	$—	$114.1	$1,651.9
_______________

(a)Amounts primarily relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2022.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2022	December 31, 2021
	in millions

Distribution systems	$9,237.5	$9,472.8
Support equipment, buildings and land	3,839.8	4,310.5
Customer premises equipment	1,310.4	1,279.2
Total property and equipment, gross	14,387.7	15,062.5
Accumulated depreciation	(7,707.2)	(8,081.0)
Total property and equipment, net	$6,680.5	$6,981.5

During the three months ended March 31, 2022 and 2021, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $66.7 million and $320.0 million (including amounts related to the U.K. JV Entities), respectively, which exclude related value-added taxes (VAT) of $6.6 million and $41.3 million, respectively, that were also financed under these arrangements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2022 are set forth below:

	January 1, 2022	Foreign currency translation adjustments and other	March 31, 2022
	in millions

Switzerland	$6,590.5	$(77.9)	$6,512.6
Belgium	2,591.8	(69.3)	2,522.5
Ireland	275.9	(7.3)	268.6
Central and Other	65.2	(1.9)	63.3
Total	$9,523.4	$(156.4)	$9,367.0

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2022			December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$2,305.4	$(686.2)	$1,619.2	$2,336.2	$(602.2)	$1,734.0
Other	1,024.5	(440.0)	584.5	1,034.3	(425.8)	608.5
Total	$3,329.9	$(1,126.2)	$2,203.7	$3,370.5	$(1,028.0)	$2,342.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2022			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	March 31, 2022	December 31, 2021
		in millions

UPC Holding Bank Facility (c)	3.11%	€714.6	$791.9	$4,024.1	$4,062.5
UPC SPE Notes	4.44%	—	—	1,914.9	1,933.2
UPC Holding Senior Notes	4.60%	—	—	1,193.5	1,211.6
Telenet Credit Facility (d)	2.38%	€555.0	615.0	3,525.1	3,558.9
Telenet Senior Secured Notes	4.75%	—	—	1,598.4	1,614.9
VM Ireland Credit Facility (e)	3.50%	€100.0	110.8	997.4	1,024.9
Vendor financing (f)	1.83%	—	—	789.6	843.2
Other	7.11%	—	—	147.5	149.6
Total debt before deferred financing costs, discounts and premiums (g)	3.42%		$1,517.7	$14,190.5	$14,398.8

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	March 31, 2022	December 31, 2021
	in millions

Total debt before deferred financing costs, discounts and premiums	$14,190.5	$14,398.8
Deferred financing costs, discounts and premiums, net	(55.2)	(57.7)
Total carrying amount of debt	14,135.3	14,341.1
Finance lease obligations (note 10)	461.3	484.0
Total debt and finance lease obligations	14,596.6	14,825.1
Current maturities of debt and finance lease obligations	(815.3)	(850.3)
Long-term debt and finance lease obligations	$13,781.3	$13,974.8
_______________

(a)Represents the weighted average interest rate in effect at March 31, 2022 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.35% at March 31, 2022. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2022 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table provides our borrowing availability and amounts available to loan or distribute under each of the respective subsidiary facilities, based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, (i) at March 31, 2022 and (ii) upon completion of the relevant March 31, 2022 compliance reporting requirements. These amounts do not

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to March 31, 2022, or the impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

	Availability
	March 31, 2022		Upon completion of the relevant March 31, 2022 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
UPC Holding Bank Facility	€714.6	$791.9	€714.6	$791.9
Telenet Credit Facility	€555.0	$615.0	€555.0	$615.0
VM Ireland Credit Facility	€100.0	$110.8	€100.0	$110.8

Available to loan or distribute:
UPC Holding Bank Facility	€637.0	$705.9	€294.1	$325.9
Telenet Credit Facility	€555.0	$615.0	€555.0	$615.0
VM Ireland Credit Facility	€100.0	$110.8	€82.3	$91.2

(c)Unused borrowing capacity under the UPC Holding Bank Facility relates to an equivalent €714.6 million ($791.9 million) under the UPC Revolving Facility, part of which has been made available as an ancillary facility. With the exception of €21.8 million ($24.2 million) of borrowings under the ancillary facility, the UPC Revolving Facility was undrawn at March 31, 2022.
(d)Unused borrowing capacity under the Telenet Credit Facility comprises (i) €510.0 million ($565.2 million) under the Telenet Revolving Facility I, (ii) €25.0 million ($27.7 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($22.1 million) under the Telenet Revolving Facility, each of which were undrawn at March 31, 2022.

(e)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($110.8 million) under the VM Ireland Revolving Facility, which was undrawn at March 31, 2022.

(f)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our condensed consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our condensed consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During the three months ended March 31, 2022 and 2021, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses was $133.7 million and $849.0 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(g)As of March 31, 2022 and December 31, 2021, our debt had an estimated fair value of $13.9 billion and $14.5 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

General Information

At March 31, 2022, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise UPC Holding, Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K. For information regarding certain financing transactions completed subsequent to March 31, 2022, see note 17.

Maturities of Debt

Maturities of our debt as of March 31, 2022 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on March 31, 2022 exchange rates.

	UPC Holding (a)	Telenet	VM Ireland	Other	Total
	in millions

Year ending December 31:
2022 (remainder of year)	$252.1	$316.6	$—	$47.3	$616.0
2023	44.1	80.9	—	53.7	178.7
2024	—	10.8	—	15.7	26.5
2025	—	10.9	—	1.2	12.1
2026	—	11.0	—	—	11.0
2027	—	11.2	—	—	11.2
Thereafter	7,132.5	5,205.1	997.4	—	13,335.0
Total debt maturities (b)	7,428.7	5,646.5	997.4	117.9	14,190.5
Deferred financing costs, discounts and premiums, net	(34.8)	(13.6)	(6.8)	—	(55.2)
Total debt	$7,393.9	$5,632.9	$990.6	$117.9	$14,135.3
Current portion	$296.2	$386.6	$—	$69.1	$751.9
Noncurrent portion	$7,097.7	$5,246.3	$990.6	$48.8	$13,383.4
_______________

(a)Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)Amounts include vendor financing obligations of $789.6 million, as set forth below:

	Telenet	UPC Holding	Other	Total
	in millions

Year ending December 31:
2022 (remainder of year)	$305.6	$252.1	$47.3	$605.0
2023	69.9	44.1	53.7	167.7
2024	—	—	15.7	15.7
2025	—	—	1.2	1.2
Total vendor financing maturities	$375.5	$296.2	$117.9	$789.6
Current portion	$375.5	$296.2	$69.1	$740.8
Noncurrent portion	$—	$—	$48.8	$48.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2022	2021
	in millions

Balance at January 1	$843.2	$1,099.6
Vendor financing obligations of the U.K. JV Entities at January 1	—	2,805.8
Balance at January 1, including amounts classified as held for sale	843.2	3,905.4
Operating-related vendor financing additions	133.7	849.0
Capital-related vendor financing additions	66.7	320.0
Principal payments on operating-related vendor financing	(208.4)	(655.3)
Principal payments on capital-related vendor financing	(35.9)	(434.6)
Foreign currency, acquisitions and other	(9.7)	26.4
Total vendor financing obligations	789.6	4,010.9
Less: vendor financing obligations of the U.K. JV Entities	—	(2,975.3)
Balance at March 31	$789.6	$1,035.6

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our right-of-use (ROU) assets and lease liabilities is set forth below:

	March 31, 2022	December 31, 2021
	in millions

ROU assets:
Finance leases (a)	$406.6	$426.0
Operating leases (b)	1,211.1	1,327.8
Total ROU assets	$1,617.7	$1,753.8

Lease liabilities:
Finance leases (c)	$461.3	$484.0
Operating leases (d)	1,236.5	1,364.8
Total lease liabilities	$1,697.8	$1,848.8
_______________

(a)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At March 31, 2022, the weighted average remaining lease term for finance leases was 22.3 years and the weighted average discount rate was 6.0%. During the three months ended March 31, 2022 and 2021, we recorded non-

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

cash additions to our finance lease ROU assets of $8.7 million and $9.6 million (including amounts related to the U.K. JV Entities), respectively.

(b)Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At March 31, 2022, the weighted average remaining lease term for operating leases was 12.8 years and the weighted average discount rate was 5.9%. During the three months ended March 31, 2022 and 2021, we recorded non-cash additions to our operating lease ROU assets of $51.2 million and $32.9 million (including amounts related to the U.K. JV Entities), respectively.

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

A summary of our aggregate lease expense is set forth below:

	Three months ended March 31,
	2022	2021
	in millions

Finance lease expense:
Depreciation and amortization	$16.5	$19.7
Interest expense	6.5	8.5
Total finance lease expense	23.0	28.2
Operating lease expense (a)	51.7	63.4
Short-term lease expense (a)	1.1	1.8
Variable lease expense (b)	1.1	0.8
Total lease expense	$76.9	$94.2
_______________

(a)Our operating lease expense and short-term lease expense are included in programming and other direct costs of services, other operating expenses, SG&A expenses and impairment, restructuring and other operating items, net, in our condensed consolidated statements of operations.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

A summary of our cash outflows from operating and finance leases is set forth below:

	Three months ended March 31,
	2022	2021
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$78.3	$79.3
Operating cash outflows from finance leases (interest component)	6.5	8.5
Financing cash outflows from finance leases (principal component)	17.8	19.5
Total cash outflows from operating and finance leases	$102.6	$107.3

Maturities of our operating and finance lease liabilities as of March 31, 2022 are presented below. Amounts represent U.S. dollar equivalents based on March 31, 2022 exchange rates:

	Operating leases	Finance leases
	in millions

Year ending December 31:
2022 (remainder of year)	$134.4	$69.4
2023	175.3	98.2
2024	160.8	62.3
2025	149.2	59.2
2026	138.5	54.3
2027	132.1	47.3
Thereafter	933.1	205.0
Total payments	1,823.4	595.7
Less: present value discount	(586.9)	(134.4)
Present value of lease payments	$1,236.5	$461.3
Current portion	$115.3	$63.4
Noncurrent portion	$1,121.2	$397.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

(11)    Income Taxes

Income tax expense attributable to our earnings from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended March 31,
	2022	2021
	in millions

Computed “expected” tax expense (a)	$(219.8)	$(301.7)
Non-deductible or non-taxable foreign currency exchange results	128.2	119.9
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b)	62.2	0.4
International rate differences (c)	(40.9)	(23.9)
Non-deductible or non-taxable interest and other items	(32.2)	(15.6)
Change in valuation allowances	13.9	34.5
Tax benefit associated with technology innovation	5.8	5.8
Other, net	1.6	15.4
Total income tax expense	$(81.2)	$(165.2)
_______________

(a)The statutory or “expected” tax rate is the U.K. rate of 19.0%. On June 10, 2021, legislation was enacted in the U.K. to increase the U.K. corporate income rate to 25.0% from April 1, 2023. The impact of this rate change on our deferred tax balances was recorded during the second quarter of 2021. Effective January 1, 2022, the enacted corporate income tax rate in the Netherlands increased from 25.0% to 25.8%. This change did not have a material impact on our consolidated financial statements.

(b)Amounts reflect the net impact of differences in the treatment of income and loss items between financial reporting and tax accounting related to investments in subsidiaries and affiliates, including the effects of foreign earnings.

(c)Amounts reflect adjustments (either a benefit or expense) to the “expected” tax benefit (expense) for statutory rates in jurisdictions in which we operate outside of the U.K.
As of March 31, 2022, our unrecognized tax benefits were $454.5 million, of which $411.0 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During the next 12 months, we do not expect any material reductions to our unrecognized tax benefits related to tax positions taken as of March 31, 2022. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

Certain of our subsidiaries are currently involved in income tax examinations in various jurisdictions in which we operate, including Belgium, Ireland and the U.S. While we do not expect adjustments from the foregoing examinations to have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

(12)    Equity

Share Repurchases. During the three months ended March 31, 2022, we repurchased 18,676,300 shares of our Class C ordinary shares at an average price per share of $26.55, for an aggregate purchase price of $496.1 million, including direct acquisition costs. We did not repurchase any Class A ordinary shares during the period.

As of March 31, 2022, the remaining number of our Class A and/or Class C ordinary shares that we are authorized to repurchase during 2022 was 34.1 million. Based on the average of the respective closing share prices as of March 31, 2022, this would equate to additional share repurchases during the remainder of 2022 of approximately $876.0 million. However, the actual U.S. dollar amount of our share repurchases during the remainder of 2022 will be determined by the actual transaction date share prices during the year and could differ significantly from this amount. In addition, we are authorized to repurchase 10% of our shares during 2023 based on the total number of our outstanding shares as of December 31, 2022.

(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2022	2021
	in millions

Liberty Global:
Performance-based incentive awards (a)	$7.1	$24.0
Non-performance based incentive awards	33.0	25.4
Other (b)	9.0	7.4
Total Liberty Global	49.1	56.8
Other	2.3	6.6
Total	$51.4	$63.4
Included in:
Other operating expense	$0.3	$1.2
SG&A expense	51.1	62.2
Total	$51.4	$63.4
_______________

(a)Includes share-based compensation expense related to (i) our 2019 Challenge Performance Awards and (ii) in the 2021 period, performance-based restricted share units (PSUs) and our 2019 CEO Performance Award.

(b)Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of the annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash. In addition, the amount for the 2022 period includes compensation expense related to the 2021 Ventures Incentive Plan.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

The following table provides the aggregate number of options, share appreciation rights (SARs) and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of March 31, 2022:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price

Held by Liberty Global employees:
Outstanding	24,704,924	$26.95	57,877,500	$26.03
Exercisable	15,854,220	$29.38	34,224,901	$28.18

Held by former Liberty Global employees (b):
Outstanding	1,676,701	$31.38	4,402,717	$28.99
Exercisable	1,518,278	$32.46	4,085,896	$29.66
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

The following table provides the aggregate number of restricted share units (RSUs) that were outstanding as of March 31, 2022. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class C

Held by Liberty Global employees	2,524,106	5,047,898
Held by Former Liberty Global employees (a)	60,129	121,633
_______________

(a)Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain split-off or disposal transactions. Although we do not recognize share-based compensation expense with respect to these awards, the future vesting of these RSUs will increase the number of our outstanding ordinary shares.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
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

The details of our basic and diluted weighted average ordinary shares outstanding are set forth below:

	Three months ended
	March 31,
	2022	2021

Weighted average ordinary shares outstanding (basic EPS computation)	520,320,152	575,114,550
Incremental shares attributable to the assumed exercise of outstanding options and SARs and the release of RSUs and PSUs upon vesting (treasury stock method)	12,364,920	9,507,525
Weighted average ordinary shares outstanding (diluted EPS computation)	532,685,072	584,622,075

The calculation of diluted EPS for the three months ended March 31, 2022 and 2021 excludes a total of 56.8 million and 51.6 million options, SARs and RSUs, respectively, and for the 2021 period, 16.9 million PSARs and PSUs because their effect would have been anti-dilutive or, in the case of the PSARs and PSUs, because such awards had not yet met the applicable performance criteria.

The details of our net earnings from continuing operations attributable to Liberty Global shareholders is set forth below:

	Three months ended
	March 31,
	2022	2021
	in millions

Earnings from continuing operations	$1,075.7	$1,422.7
Net earnings from continuing operations attributable to noncontrolling interests	(72.0)	(54.9)
Net earnings from continuing operations attributable to Liberty Global shareholders	$1,003.7	$1,367.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

(15)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, purchases of customer premises and other equipment and services, programming contracts and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2022. The commitments included in this table do not reflect any liabilities that are included on our March 31, 2022 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2022
		2023	2024	2025	2026	2027	Thereafter	Total
	in millions

Network and connectivity commitments	$168.7	$144.3	$102.8	$96.9	$47.0	$41.8	$629.4	$1,230.9
Purchase commitments	332.0	194.8	31.4	17.4	5.8	0.4	0.4	582.2
Programming commitments	142.2	141.5	117.5	70.2	46.6	18.6	—	536.6
Other commitments	67.2	57.1	31.1	31.7	31.4	23.7	104.2	346.4
Total	$710.1	$537.7	$282.8	$216.2	$130.8	$84.5	$734.0	$2,696.1

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

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $145.0 million and $474.9 million (including amounts related to the U.K. JV Entities) during the three months ended March 31, 2022 and 2021, respectively.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2022 and 2021, see note 6.

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
March 31, 2022
(unaudited)

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

Telekom Deutschland Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Telekom Deutschland) in which Unitymedia asserted that it pays excessive prices for the co-use of Telekom Deutschland’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland in March 2011. Based in part on these approved rates, Unitymedia sought a reduction of the annual lease fees by approximately five-sixths. In addition, Unitymedia sought the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. In October 2016, the first instance court dismissed this action, and in March 2018, the court of appeal dismissed Unitymedia’s appeal of the first instance court’s decision and did not grant permission to appeal further to the Federal Court of Justice. Unitymedia filed a motion with the Federal Court of Justice to grant permission to appeal, and we are not aware of any further developments on this matter to date. The resolution of this matter may take several years and no assurance can be given that Unitymedia’s claims will be successful. In connection with our sale of the Vodafone Disposal Group in 2019, we will only share in 50% of any amounts recovered, plus 50% of the net present value of certain cost savings in future periods that are attributable to the favorable resolution of this matter, less 50% of associated legal or other third-party fees paid post-completion of the sale of the Vodafone Disposal Group. Any amount we may recover related to this matter will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
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

UPC Austria Matter. On July 31 2018, we completed the sale of our Austrian operations, “UPC Austria,” to Deutsche Telekom AG (Deutsche Telekom). In October 2019, we received notification under the terms of the relevant acquisition agreements from Deutsche Telekom and its subsidiary, T-Mobile Austria Holding GmbH, (together, the UPC Austria Sale Counterparties), asserting claims of €70.5 million ($78.1 million). The value of the amounts claimed by the UPC Austria Sale Counterparties has since increased to €126.3 million ($140.0 million), plus interest. No amounts have been accrued by our company with respect to this matter as the likelihood of loss is not considered to be probable at this stage. We are unable to provide any meaningful estimate of a possible range of loss because, among other reasons, (i) we believe the assertions are unsupported and/or exaggerated and (ii) there are significant factual matters to be resolved. We intend to vigorously defend this matter.

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
March 31, 2022
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

Adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, “Adjusted EBITDA” is defined as earnings (loss) from continuing operations before net income tax benefit (expense), other non-operating income or expenses, net share of results of affiliates, net gains (losses) on extinguishment of debt, net realized and unrealized gains (losses) due to changes in fair values of certain investments, net foreign currency gains (losses), net gains (losses) on derivative instruments, net interest expense, depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted EBITDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of earnings or loss from continuing operations to Adjusted EBITDA is presented below.

As of March 31, 2022, our reportable segments are as follows:

Consolidated:
•Switzerland
•Belgium
•Ireland

Nonconsolidated:
•VMO2 JV
•VodafoneZiggo JV

All of our reportable segments derive their revenue primarily from residential and B2B communications services, including broadband internet, video, fixed-line telephony and mobile services.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

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

	Revenue
	Three months ended March 31,
	2022	2021
	in millions

Switzerland	$821.4	$841.8
Belgium	724.4	772.7
Ireland	127.8	136.1
U.K. (a)	—	1,635.0
Central and Other	181.4	120.3
Intersegment eliminations	(1.7)	(6.0)
Total	$1,853.3	$3,499.9

VMO2 JV	$3,398.0	$—
VodafoneZiggo JV	$1,130.0	$1,217.0
_______________

(a)The 2021 amount represents the revenue of the U.K. JV Entities, which were contributed to the VMO2 JV on June 1, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

	Adjusted EBITDA
	Three months ended March 31,
	2022	2021
	in millions

Switzerland	$301.2	$281.6
Belgium	340.4	371.8
Ireland	50.9	47.6
U.K. (a)	—	640.4
Central and Other	(7.4)	(26.3)
Intersegment eliminations (b)	(0.8)	1.1
Total	$684.3	$1,316.2

VMO2 JV	$1,395.3	$—
VodafoneZiggo JV	$537.8	$565.2
_______________

(a)The 2021 amount represents the Adjusted EBITDA of the U.K. JV Entities, which were contributed to the VMO2 JV on June 1, 2021.

(b)Amounts relate to transactions between our continuing and discontinued operations.

The following table provides a reconciliation of earnings from continuing operations to Adjusted EBITDA:

	Three months ended March 31,
	2022	2021
	in millions

Earnings from continuing operations	$1,075.7	$1,422.7
Income tax expense	81.2	165.2
Other income, net	(11.9)	(10.1)
Share of results of affiliates, net	(230.5)	(1.7)
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	93.6	(194.6)
Foreign currency transaction gains, net	(575.0)	(303.8)
Realized and unrealized gains on derivative instruments, net	(508.5)	(811.2)
Interest expense	134.2	334.7
Operating income	58.8	601.2
Impairment, restructuring and other operating items, net	9.4	44.4
Depreciation and amortization	564.7	607.2
Share-based compensation expense	51.4	63.4
Adjusted EBITDA	$684.3	$1,316.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
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

	Three months ended March 31,
	2022	2021
	in millions

Switzerland	$143.5	$154.2
Belgium	151.3	153.4
Ireland	26.5	19.1
U.K. (a)	—	332.2
Central and Other (b)	60.6	72.1
Total property and equipment additions	381.9	731.0
Assets acquired under capital-related vendor financing arrangements	(66.7)	(320.0)
Assets acquired under finance leases	(8.7)	(9.6)
Changes in current liabilities related to capital expenditures	66.3	61.1
Total capital expenditures, net	$372.8	$462.5

Property and equipment additions:
VMO2 JV	$659.3	$—
VodafoneZiggo JV	$220.4	$234.5
_______________

(a)The 2021 amount represents the property and equipment additions of the U.K. JV Entities, which were contributed to the VMO2 JV on June 1, 2021.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended March 31,
	2022	2021
	in millions

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$360.2	$902.8
Video	286.5	674.4
Fixed-line telephony	103.9	353.1
Total subscription revenue	750.6	1,930.3
Non-subscription revenue	25.6	55.8
Total residential fixed revenue	776.2	1,986.1
Residential mobile revenue (c):
Subscription revenue (b)	353.2	480.5
Non-subscription revenue	145.3	280.2
Total residential mobile revenue	498.5	760.7
Total residential revenue	1,274.7	2,746.8
B2B revenue (d):
Subscription revenue	132.9	178.7
Non-subscription revenue	221.4	410.8
Total B2B revenue	354.3	589.5
Other revenue (e)	224.3	163.6
Total	$1,853.3	$3,499.9
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

(d)B2B subscription revenue represents revenue from (i) services provided to certain small or home office (SOHO) subscribers and (ii) mobile services provided to medium and large enterprises. SOHO subscribers pay a premium price to receive expanded service levels along with broadband internet, video, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. B2B non-subscription revenue includes (a) revenue from business broadband internet, video, fixed-line telephony and data services offered to medium and large enterprises and, fixed-line and mobile services on a wholesale basis, to other operators and (b) revenue from long-term leases of portions of our network.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2022
(unaudited)

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the NL JV Services and the sale of customer premises equipment to the VodafoneZiggo JV, (ii) broadcasting revenue in Belgium and Ireland and (iii) revenue earned from transitional and other services provided to various third parties.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2022	2021
	in millions

Switzerland	$821.4	$841.8
Belgium	724.4	772.7
Ireland	127.8	136.1
Slovakia	12.9	13.0
U.K. (a)	—	1,635.0
Other, including intersegment eliminations	166.8	101.3
Total	$1,853.3	$3,499.9

VMO2 JV (U.K.)	$3,398.0	$—
VodafoneZiggo JV (Netherlands)	$1,130.0	$1,217.0
______________

(a)The 2021 amount represents the revenue of the U.K. JV Entities, which were contributed to the VMO2 JV on June 1, 2021.

(17)    Subsequent Events

UPC Holding Financing Transactions

In April 2022, UPC Holding used a portion of the net proceeds from the sale of UPC Poland to (i) purchase and extinguish €216.5 million ($239.9 million) of the €600.0 million ($664.9 million) outstanding principal amount under UPC Facility AQ, together with accrued and unpaid interest, from the related UPCB SPE and, simultaneously, an equal amount of UPCB Finance VII Euro Notes were purchased and cancelled, (ii) purchase and cancel €205.1 million ($227.3 million) of the €594.3 million ($658.6 million) outstanding principal amount of UPC Holding 3.875% Senior Notes, (iii) purchase and cancel $82.7 million of the $535.0 million outstanding principal amount of UPC Holding 5.50% Senior Notes, (iv) purchase and extinguish $208.0 million of the $1,925.0 million outstanding principal amount under UPC Facility AX, (v) purchase and extinguish €169.5 million ($187.8 million) of the €862.5 million ($955.8 million) outstanding principal amount under UPC Facility AY and (vi) settle associated derivatives.

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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2022 and 2021.
•Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity and our condensed consolidated statements of cash flows.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2022.
Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, interest rate risks, target leverage levels, debt covenants, future projected contractual commitments and cash flows, our share repurchase program and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors of our 10-K, as well as the following list of some but not all of the factors that could cause actual results or events (including with respect to our affiliates) to differ materially from anticipated results or events:

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
•consumer acceptance of our existing service offerings, including our broadband internet, video, fixed-line telephony, mobile and business service offerings, and of new technology, programming alternatives and other products and services that we may offer in the future;
•our ability to manage rapid technological changes and the rate at which our current technology becomes obsolete;

•our ability to maintain or increase the number of subscriptions to our broadband internet, video, fixed-line telephony and mobile service offerings and our average revenue per household;
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
•our ability to navigate the potential impacts on our business resulting from the U.K.’s departure from the E.U.;
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
•successfully integrating businesses we acquire in the time or within the budgets estimated for such integrations;
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
•our capital structure and factors related to our debt agreements; and
•events that are outside of our control, such as political unrest in international markets, terrorist attacks, armed conflicts, malicious human acts, natural disasters, epidemics, pandemics (such as COVID-19) and other similar events, including the ongoing invasion of Ukraine by Russia.

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

Overview

General

We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe. Our operations comprise businesses that provide residential and B2B communications services in (i) Switzerland and Slovakia through UPC Holding, (ii) Belgium through Telenet and (iii) Ireland through another wholly-owned subsidiary of Liberty Global. In addition, we own 50% noncontrolling interests in (a) the VMO2 JV, which provides residential and B2B communications services in the U.K., and (b) the VodafoneZiggo JV, which provides residential and B2B communications services in the Netherlands.

Through March 31, 2022, we provided residential and B2B communications services in Poland through UPC Holding. On September 22, 2021, we entered into an agreement to sell our operations in Poland and completed the sale on April 1, 2022. Accordingly, our operations in Poland are reflected as discontinued operations for all periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations, unless otherwise indicated. For additional information regarding the sale of UPC Poland, including with respect to our use of proceeds, see note 4 to our condensed consolidated financial statements.

Through May 31, 2021, our consolidated operations also provided residential and B2B communications services in the U.K. through Virgin Media. On June 1, 2021, we contributed the U.K. JV Entities to the VMO2 JV and began accounting for our 50% interest in the VMO2 JV as an equity method investment. For additional information, see note 4 to our condensed consolidated financial statements.

Operations

At March 31, 2022, our continuing operations owned and operated networks that passed 7,493,200 homes and served 4,125,800 fixed-line customers and 5,725,400 mobile subscribers.

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

The global COVID-19 pandemic continues to impact the economies of the countries in which we operate. However, during the first quarter of 2022, the impact on our company continued to be relatively minimal as demand for our products and services remained strong. It is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting from the preventative measures taken to contain or mitigate its outbreak, therefore no assurance can be given that an extended period of global economic disruption would not have a material adverse impact on our business, financial condition and results of operations in future periods.

Material Changes in Results of Operations

We have completed a number of transactions that impact the comparability of our results of operations, the most notable of which is the U.K. JV Transaction on June 1, 2021. For further information regarding our dispositions, see note 4 to our condensed consolidated financial statements.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended March 31, 2022 was to the euro and Swiss franc, as 32.3% and 25.6% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro and Swiss franc, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

General

All of our reportable segments derive their revenue primarily from residential and B2B communications services. For detailed information regarding the composition of our reportable segments and how we define and categorize our revenue components, see note 16 to our condensed consolidated financial statements. For information regarding the results of operations of the VodafoneZiggo JV and, for the three months ended March 31, 2022, the VMO2 JV, refer to Discussion and Analysis of our Consolidated Operating Results — Share of results of affiliates, net below.

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our consolidated reportable segments for the three months ended March 31, 2022 and 2021. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our consolidated reportable segments for the three months ended March 31, 2022 and 2021 at the end of this section.

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

The following table provides a reconciliation of earnings from continuing operations to Adjusted EBITDA:

	Three months ended March 31,
	2022	2021
	in millions

Earnings from continuing operations	$1,075.7	$1,422.7
Income tax expense	81.2	165.2
Other income, net	(11.9)	(10.1)
Share of results of affiliates, net	(230.5)	(1.7)
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	93.6	(194.6)
Foreign currency transaction gains, net	(575.0)	(303.8)
Realized and unrealized gains on derivative instruments, net	(508.5)	(811.2)
Interest expense	134.2	334.7
Operating income	58.8	601.2
Impairment, restructuring and other operating items, net	9.4	44.4
Depreciation and amortization	564.7	607.2
Share-based compensation expense	51.4	63.4
Adjusted EBITDA	$684.3	$1,316.2

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

Revenue

	Three months ended March 31,		Increase (decrease)		Organic increase
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$821.4	$841.8	$(20.4)	(2.4)	$9.0	1.0
Belgium	724.4	772.7	(48.3)	(6.3)	5.1	0.7
Ireland	127.8	136.1	(8.3)	(6.1)	1.2	0.9
U.K. (a)	—	1,635.0	(1,635.0)	(100.0)	—	—
Central and Other	181.4	120.3	61.1	50.8	18.3	15.2
Intersegment eliminations	(1.7)	(6.0)	4.3	N.M.	4.3	N.M.
Total	$1,853.3	$3,499.9	$(1,646.6)	(47.0)	$37.9	2.0
_______________

N.M. — Not Meaningful.

(a)The 2021 amount represents the revenue of the U.K. JV Entities, which were contributed to the VMO2 JV on June 1, 2021.

Switzerland. The details of the decrease in Switzerland’s revenue during the three months ended March 31, 2022, as compared to the corresponding period in 2021, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(1.0)	$—	$(1.0)
ARPU	(7.8)	—	(7.8)
Decrease in residential fixed non-subscription revenue (a)	—	(5.4)	(5.4)
Decrease in residential fixed revenue	(8.8)	(5.4)	(14.2)
Increase in residential mobile revenue (b)	10.6	1.5	12.1
Increase (decrease) in B2B revenue (c)	(1.8)	16.4	14.6
Decrease in other revenue	—	(3.5)	(3.5)
Total organic increase	—	9.0	9.0
Impact of acquisitions	—	(12.0)	(12.0)
Impact of FX	(12.4)	(5.0)	(17.4)
Total	$(12.4)	$(8.0)	$(20.4)
_______________

(a)The decrease in residential fixed non-subscription revenue is primarily due to lower revenue associated with our Swiss sports channels.

(b)The increase in residential mobile subscription revenue is primarily attributable to an increase in the average number of mobile subscribers.

(c)The increase in B2B non-subscription revenue is primarily attributable to higher revenue from wholesale services.

Belgium. The details of the decrease in Belgium’s revenue during the three months ended March 31, 2022, as compared to the corresponding period in 2021, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(5.5)	$—	$(5.5)
ARPU	(2.4)	—	(2.4)
Increase in residential fixed non-subscription revenue	—	1.1	1.1
Total increase (decrease) in residential fixed revenue	(7.9)	1.1	(6.8)
Increase (decrease) in residential mobile revenue (a)	8.3	(18.3)	(10.0)
Increase in B2B revenue (b)	4.7	14.9	19.6
Increase in other revenue	—	2.3	2.3
Total organic increase	5.1	—	5.1
Impact of FX	(40.0)	(13.4)	(53.4)
Total	$(34.9)	$(13.4)	$(48.3)
_______________

(a)The increase in residential mobile subscription revenue is primarily attributable to an increase in ARPU. The decrease in residential mobile non-subscription revenue is primarily due to lower interconnect revenue.

(b)The increase in B2B subscription revenue is primarily due to an increase in the average number of customers. The increase in B2B non-subscription revenue is primarily attributable to higher revenue from wholesale services.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see Legal and Regulatory Proceedings and Other Contingencies — Belgium Regulatory Developments in note 15 to our condensed consolidated financial statements.

Ireland. The details of the decrease in Ireland’s revenue during the three months ended March 31, 2022, as compared to the corresponding period in 2021, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(1.4)	$—	$(1.4)
ARPU	0.6	—	0.6
Decrease in residential fixed non-subscription revenue	—	(0.1)	(0.1)
Decrease in residential fixed revenue	(0.8)	(0.1)	(0.9)
Increase (decrease) in residential mobile revenue	1.1	(0.1)	1.0
Increase in B2B revenue	0.2	0.7	0.9
Increase in other revenue	—	0.2	0.2
Total organic increase	0.5	0.7	1.2
Impact of FX	(7.0)	(2.5)	(9.5)
Total	$(6.5)	$(1.8)	$(8.3)

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

Adjusted EBITDA of our Consolidated Reportable Segments

Adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As presented below, consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations. The following table sets forth the Adjusted EBITDA of our consolidated reportable segments:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$301.2	$281.6	$19.6	7.0	$26.9	9.6
Belgium	340.4	371.8	(31.4)	(8.4)	(6.4)	(1.7)
Ireland	50.9	47.6	3.3	6.9	7.1	14.9
U.K. (a)	—	640.4	(640.4)	(100.0)	—	—
Central and Other	(7.4)	(26.3)	18.9	71.9	(12.9)	(49.0)
Intersegment eliminations	(0.8)	1.1	(1.9)	N.M.	(1.9)	N.M.
Total	$684.3	$1,316.2	$(631.9)	(48.0)	$12.8	1.9
_______________

N.M. — Not Meaningful.

(a)The 2021 amount represents the Adjusted EBITDA of the U.K. JV Entities, which were contributed to the VMO2 JV on June 1, 2021.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended March 31,
	2022	2021

Switzerland	36.7%	33.5%
Belgium	47.0%	48.1%
Ireland	39.9%	35.0%

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

Discussion and Analysis of our Consolidated Operating Results

Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$360.2	$902.8	$(542.6)	(60.1)	$12.9	3.5
Video	286.5	674.4	(387.9)	(57.5)	(17.5)	(5.5)
Fixed-line telephony	103.9	353.1	(249.2)	(70.6)	(12.6)	(10.3)
Total subscription revenue	750.6	1,930.3	(1,179.7)	(61.1)	(17.2)	(2.1)
Non-subscription revenue	25.6	55.8	(30.2)	(54.1)	(4.3)	(13.8)
Total residential fixed revenue	776.2	1,986.1	(1,209.9)	(60.9)	(21.5)	(2.6)
Residential mobile revenue (c):
Subscription revenue (b)	353.2	480.5	(127.3)	(26.5)	20.0	5.8
Non-subscription revenue	145.3	280.2	(134.9)	(48.1)	(16.7)	(10.0)
Total residential mobile revenue	498.5	760.7	(262.2)	(34.5)	3.3	0.6
Total residential revenue	1,274.7	2,746.8	(1,472.1)	(53.6)	(18.2)	(1.3)
B2B revenue (d):
Subscription revenue	132.9	178.7	(45.8)	(25.6)	3.1	2.2
Non-subscription revenue	221.4	410.8	(189.4)	(46.1)	31.6	15.8
Total B2B revenue	354.3	589.5	(235.2)	(39.9)	34.7	10.3
Other revenue (e)	224.3	163.6	60.7	37.1	21.4	13.1
Total	$1,853.3	$3,499.9	$(1,646.6)	(47.0)	$37.9	2.0
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $39.5 million and $77.6 million during the three months ended March 31, 2022 and 2021, respectively.

(d)B2B subscription revenue represents revenue from (i) services provided to SOHO subscribers and (ii) mobile services provided to medium and large enterprises. SOHO subscribers pay a premium price to receive expanded service levels along with broadband internet, video, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. A portion of the change in our B2B subscription revenue is attributable to the conversion of certain residential subscribers to SOHO subscribers. B2B non-subscription revenue includes (a) revenue from business broadband internet, video, fixed-line telephony and data services offered to medium and large enterprises and, fixed-line and mobile services on a wholesale basis, to other operators and (b) revenue from long-term leases of portions of our network.

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the NL JV Services and the sale of customer premises equipment to the VodafoneZiggo JV, (ii) broadcasting revenue in Belgium and Ireland and (iii) revenue earned from transitional and other services provided to various third parties.

Total revenue. Our consolidated revenue decreased $1,646.6 million or 47.0% during the three months ended March 31, 2022, as compared to the corresponding period in 2021. This decrease includes a decrease of $1,635.0 million attributable to the impact of the U.K. JV Transaction. On an organic basis, our consolidated revenue increased $37.9 million or 2.0%.

Residential revenue. The details of the decrease in our consolidated residential revenue during the three months ended March 31, 2022, as compared to the corresponding period in 2021, are as follows:

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(8.3)
ARPU	(8.9)
Decrease in residential fixed non-subscription revenue	(4.3)
Total decrease in residential fixed revenue	(21.5)
Increase in residential mobile subscription revenue	20.0
Decrease in residential mobile non-subscription revenue	(16.7)
Total organic decrease in residential revenue	(18.2)
Impact of acquisitions and dispositions	(1,395.1)
Impact of FX	(58.8)
Total decrease in residential revenue	$(1,472.1)

On an organic basis, our consolidated residential fixed subscription revenue decreased $17.2 million or 2.1% during the three months ended March 31, 2022, as compared to the corresponding period in 2021, primarily attributable to decreases in Switzerland and Belgium.

On an organic basis, our consolidated residential fixed non-subscription revenue decreased $4.3 million or 13.8% during the three months ended March 31, 2022, as compared to the corresponding period in 2021, primarily due to a decrease in Switzerland.

On an organic basis, our consolidated residential mobile subscription revenue increased $20.0 million or 5.8% during the three months ended March 31, 2022, as compared to the corresponding period in 2021, primarily attributable to increases in Switzerland and Belgium.

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $16.7 million or 10.0% during the three months ended March 31, 2022, as compared to the corresponding period in 2021, primarily due to a decrease in Belgium.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $3.1 million or 2.2% during the three months ended March 31, 2022, as compared to the corresponding period in 2021, primarily attributable to an increase in Belgium.

On an organic basis, our consolidated B2B non-subscription revenue increased $31.6 million or 15.8% during the three months ended March 31, 2022, as compared to the corresponding period in 2021, primarily due to increases in Switzerland and Belgium.

Other revenue. On an organic basis, our consolidated other revenue increased $21.4 million or 13.1% during the three months ended March 31, 2022, as compared to the corresponding period in 2021, primarily attributable to an increase in Central and Other related to revenue earned from the sale of customer premises equipment to the VodafoneZiggo JV.

For additional information regarding the changes in our residential, B2B and other revenue, see Discussion and Analysis of our Reportable Segments above.

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

The details of our programming and other direct costs of services are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$262.4	$282.3	$(19.9)	(7.0)	$(4.3)	(1.6)
Belgium	169.0	179.5	(10.5)	(5.8)	2.1	1.2
Ireland	36.5	45.3	(8.8)	(19.4)	(6.1)	(13.6)
U.K. (a)	—	528.5	(528.5)	(100.0)	—	—
Central and Other	69.4	45.9	23.5	51.2	18.0	39.2
Intersegment eliminations	(0.5)	(2.1)	1.6	N.M.	1.6	N.M.
Total	$536.8	$1,079.4	$(542.6)	(50.3)	$11.3	2.1
_______________

N.M. — Not Meaningful.

(a)The 2021 amount represents the programming and other direct costs of the U.K. JV Entities, which were contributed to the VMO2 JV on June 1, 2021.

Our programming and other direct costs of services decreased $542.6 million or 50.3% during the three months ended March 31, 2022, as compared to the corresponding period in 2021. This decrease includes a decrease of $528.5 million attributable to the impact of the U.K. JV Transaction. On an organic basis, our programming and other direct costs of services increased $11.3 million or 2.1%. This increase includes the following factors:

•An increase in costs of $12.7 million in Central and Other related to the sale of customer premises equipment to the VodafoneZiggo JV;

•A decrease in programming and copyright costs of $11.3 million or 6.8%, attributable to lower costs for certain premium and/or basic content, primarily in Ireland and Switzerland;

•An increase of $5.8 million associated with the impact of the classification of costs in connection with the U.K. JV Services provided by Central and Other, which, subsequent to the completion of the U.K. JV Transaction, are classified as direct costs of services. This increase was fully offset by a corresponding decrease in various SG&A expense categories within Central and Other, most notably personnel costs; and

•An increase in mobile handset and other device costs of $4.2 million or 4.6%, primarily due to higher sales volumes in Switzerland.

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
The details of our other operating expenses are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$111.1	$106.4	$4.7	4.4	$9.1	8.7
Belgium	110.1	114.7	(4.6)	(4.0)	3.4	3.0
Ireland	22.2	24.4	(2.2)	(9.0)	(0.5)	(2.0)
U.K. (a)	—	243.6	(243.6)	(100.0)	—	—
Central and Other	30.7	18.6	12.1	65.1	8.3	44.6
Intersegment eliminations	(1.2)	(0.2)	(1.0)	N.M.	(1.0)	N.M.
Total other operating expenses excluding share-based compensation expense	272.9	507.5	(234.6)	(46.2)	$19.3	7.4
Share-based compensation expense	0.3	1.2	(0.9)	(75.0)
Total	$273.2	$508.7	$(235.5)	(46.3)
_______________

N.M. — Not Meaningful.

(a)The 2021 amount represents the other operating expenses of the U.K. JV Entities, which were contributed to the VMO2 JV on June 1, 2021.

Our other operating expenses (exclusive of share-based compensation expense) decreased $234.6 million or 46.2% during the three months ended March 31, 2022, as compared to the corresponding period in 2021. This decrease includes a decrease of $243.6 million attributable to the impact of the U.K. JV Transaction. On an organic basis, our other operating expenses increased $19.3 million or 7.4%. This increase includes an increase in personnel costs of $6.9 million or 8.3%, primarily due to the net effect of (i) higher staffing levels, primarily in Switzerland and Belgium, and (ii) lower average costs per employee in Switzerland.

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

The details of our SG&A expenses are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$146.7	$171.5	$(24.8)	(14.5)	$(22.7)	(13.2)
Belgium	104.9	106.7	(1.8)	(1.7)	6.0	5.6
Ireland	18.2	18.8	(0.6)	(3.2)	0.7	3.8
U.K. (a)	—	222.5	(222.5)	(100.0)	—	—
Central and Other	88.7	82.1	6.6	8.0	4.9	6.0
Intersegment eliminations	0.8	(4.8)	5.6	N.M.	5.6	N.M.
Total SG&A expenses excluding share-based compensation expense	359.3	596.8	(237.5)	(39.8)	$(5.5)	(1.5)
Share-based compensation expense	51.1	62.2	(11.1)	(17.8)
Total	$410.4	$659.0	$(248.6)	(37.7)
_______________

N.M. — Not Meaningful.

(a)The 2021 amount represents the SG&A expenses of the U.K. JV Entities, which were contributed to the VMO2 JV on June 1, 2021.

Supplemental SG&A expense information

	Three months ended March 31,		Decrease		Organic decrease
	2022	2021	$	%	$	%
	in millions, except percentages

General and administrative (a)	$286.1	$462.1	$(176.0)	(38.1)	$(3.8)	(1.3)
External sales and marketing	73.2	134.7	(61.5)	(45.7)	(1.7)	(2.2)
Total	$359.3	$596.8	$(237.5)	(39.8)	$(5.5)	(1.5)
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) decreased $237.5 million or 39.8% during the three months ended March 31, 2022, as compared to the corresponding period in 2021. This decrease includes a decrease of $222.5 million attributable to the impact of the U.K. JV Transaction. On an organic basis, our SG&A expenses decreased $5.5 million or 1.5%. This decrease is primarily attributable to lower personnel costs in Switzerland, Central and Other and Belgium that were only partially offset by higher travel and entertainment and consulting costs in Central and Other. The lower personnel costs in Central and Other are attributable to the change in cost classification discussed under Programming and other direct costs of services above.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2022	2021
	in millions

Liberty Global:
Performance-based incentive awards (a)	$7.1	$24.0
Non-performance based incentive awards	33.0	25.4
Other (b)	9.0	7.4
Total Liberty Global	49.1	56.8
Other	2.3	6.6
Total	$51.4	$63.4
Included in:
Other operating expense	$0.3	$1.2
SG&A expense	51.1	62.2
Total	$51.4	$63.4
_______________

(a)Includes share-based compensation expense related to (i) our 2019 Challenge Performance Awards and (ii) for the 2021 period, PSUs and our 2019 CEO Performance Award.

(b)Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of the annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash. In addition, the amount for the 2022 period includes compensation expense related to the 2021 Ventures Incentive Plan.

For additional information regarding our share-based compensation expense, see note 13 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense was $564.7 million and $607.2 million during the three months ended March 31, 2022 and 2021, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $17.1 million or 2.8% during the three months ended March 31, 2022, as compared to the corresponding period in 2021. This decrease is primarily due to the net effect of (i) a decrease associated with certain assets becoming fully depreciated, primarily in Central and Other, Switzerland and Belgium, and (ii) an increase associated with property and equipment additions, the expansion and upgrade of our networks and other capital initiatives, primarily in Central and Other, Switzerland and Belgium.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $9.4 million and $44.4 million during the three months ended March 31, 2022 and 2021, respectively.

The amount for the 2022 period includes direct acquisition and disposition costs of $10.2 million, primarily in Belgium and Central and Other.

The amount for the 2021 period includes (i) restructuring charges of $31.3 million, including $28.4 million of employee severance and termination costs related to certain reorganization activities, primarily in Switzerland and Central and Other, and

(ii) direct acquisition and disposition costs of $18.4 million, primarily related to costs incurred in connection with the formation of the VMO2 JV.

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

Interest expense

We recognized interest expense of $134.2 million and $334.7 million during the three months ended March 31, 2022 and 2021, respectively. Excluding the effects of FX, interest expense decreased $198.7 million or 59.4% during the three months ended March 31, 2022, as compared to the corresponding period in 2021. This decrease is primarily attributable to a lower average outstanding debt balance and a lower weighted average interest rate, largely due to the impact of the U.K. JV Transaction. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended March 31,
	2022	2021
	in millions

Cross-currency and interest rate derivative contracts (a)	$472.3	$784.6
Equity-related derivative instruments:
ITV Collar	—	(10.6)
Other	0.2	35.1
Total equity-related derivative instruments (b)	0.2	24.5
Foreign currency forward and option contracts	36.4	2.1
Other	(0.4)	—
Total	$508.5	$811.2
_______________

(a)The gain for the 2022 period is attributable to net gains associated with changes in (i) certain market interest rates and (ii) the relative value of certain currencies. In addition, the gain for the 2022 period includes a net gain of $4.5 million resulting from changes in our credit risk valuation adjustments. The gain for the 2021 period is attributable to net gains associated with changes in (a) the relative value of certain currencies and (b) certain market interest rates. In addition, the gain for the 2021 period includes a net loss of $39.0 million resulting from changes in our credit risk valuation adjustments.

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

	Three months ended March 31,
	2022	2021
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$783.3	$382.8
U.S. dollar-denominated debt issued by euro functional currency entities	(213.1)	(134.3)
Euro-denominated debt issued by British pound sterling functional currency entities	—	30.5
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	—	90.1
Other	4.8	(65.3)
Total	$575.0	$303.8
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

Realized and unrealized gains (losses) due to changes in fair values of certain investments, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. For additional information regarding our investments and fair value measurements, see notes 5 and 7, respectively, to our condensed consolidated financial statements. The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net are as follows:

	Three months ended March 31,
	2022	2021
	in millions

ITV	$(167.4)	$79.8
Pax8	79.3	—
Skillz	(26.1)	—
EdgeConneX	13.5	13.1
Lionsgate	(2.5)	20.8
Plume	—	55.1
Other, net	9.6	25.8
Total	$(93.6)	$194.6

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2022	2021
	in millions

VMO2 JV (a)	$187.1	$—
VodafoneZiggo JV (b)	48.6	4.7
Formula E	7.9	8.7
All3Media	(4.7)	(9.0)
Other, net	(8.4)	(2.7)
Total	$230.5	$1.7
_______________

(a)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) 100% of the share-based compensation expense associated with Liberty Global awards held by VMO2 JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility. The summarized results of operations of the VMO2 JV for the three months ended March 31, 2022 are set forth below (in millions):

Revenue	$3,398.0
Adjusted EBITDA	$1,395.3
Operating income	$286.6
Non-operating income (1)	$92.0
Net earnings	$318.1
    _______________

(1)Includes interest expense of $235.0 million.

(b)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $14.1 million and $13.4 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2022	2021
	in millions

Revenue	$1,130.0	$1,217.0
Adjusted EBITDA	$537.8	$565.2
Operating income	$109.5	$104.3
Non-operating income (expense) (1)	$17.5	$(125.7)
Net earnings (loss)	$72.3	$(16.1)
    _______________

(1)Includes interest expense of $144.1 million and $152.2 million, respectively.

Other income, net

We recognized other income, net, of $11.9 million and $10.1 million during the three months ended March 31, 2022 and 2021, respectively. These amounts include (i) credits related to the non-service component of our net periodic pension costs of $8.9 million and $8.6 million, respectively, and (ii) interest and dividend income of $3.4 million and $4.0 million, respectively.

Income tax expense

We recognized income tax expense of $81.2 million and $165.2 million during the three months ended March 31, 2022 and 2021, respectively.

The income tax expense during the three months ended March 31, 2022 and 2021 differs from the expected income tax expense of $219.8 million and $301.7 million, respectively, (based on the U.K. statutory income tax rate of 19.0%), primarily due to the net positive impact of non-deductible or non-taxable foreign currency exchange results.

For additional information concerning our income taxes, see note 11 to our condensed consolidated financial statements.

Earnings from continuing operations

During the three months ended March 31, 2022 and 2021, we reported earnings from continuing operations of $1,075.7 million and $1,422.7 million, respectively, consisting of (i) operating income of $58.8 million and $601.2 million, respectively, (ii) net non-operating income of $1,098.1 million and $986.7 million, respectively, and (iii) income tax expense of $81.2 million and $165.2 million, respectively.

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

Earnings from discontinued operations, net of taxes

We reported earnings from discontinued operations, net of taxes, of $34.6 million and $17.6 million during the three months ended March 31, 2022 and 2021, respectively, related to the results of UPC Poland. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests increased $17.1 million during the three months ended March 31, 2022, as compared to the corresponding period in 2021, primarily attributable to the results of operations of Telenet.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Each of our significant operating subsidiaries is separately financed within one of our three subsidiary “borrowing groups”. These borrowing groups include the respective restricted parent and subsidiary entities within UPC Holding, Telenet and VM Ireland. Although our borrowing groups typically generate cash from operating activities, the terms of the instruments governing the indebtedness of these borrowing groups may restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2022 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$20.7
Unrestricted subsidiaries (b)	589.7
Total Liberty Global and unrestricted subsidiaries	610.4
Borrowing groups (c):
Telenet	180.5
UPC Holding	51.9
VM Ireland	0.6
Total borrowing groups	233.0
Total cash and cash equivalents	$843.4
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.
Liquidity of Liberty Global and its unrestricted subsidiaries

The $20.7 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $589.7 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $2,332.6 million of investments held under SMAs, represented available liquidity at the corporate level at March 31, 2022. Our remaining cash and cash equivalents of $233.0 million at March 31, 2022 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at March 31, 2022, see note 9 to our condensed consolidated financial statements.

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

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VodafoneZiggo JV or the VMO2 JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b)

the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries, such as the sale of UPC Poland, and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all.

At March 31, 2022, our consolidated cash and cash equivalents balance included $649.0 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

In addition, the amount of cash we receive from our subsidiaries to satisfy U.S. dollar-denominated liquidity requirements is impacted by fluctuations in exchange rates, particularly with regard to the translation of euros and Swiss francs into U.S. dollars. In this regard, the strengthening (weakening) of the U.S. dollar against these currencies will result in decreases (increases) in the U.S. dollars received from the applicable subsidiaries to fund the repurchase of our equity securities and other U.S. dollar-denominated liquidity requirements.

Our short- and long-term liquidity requirements include corporate general and administrative expenses and, from time to time, cash requirements in connection with (i) the repayment of third-party and intercompany debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions, (iv) the repurchase of equity and debt securities, (v) other investment opportunities, (vi) any funding requirements of our subsidiaries and affiliates or (vii) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $12.1 billion at March 31, 2022 with varying maturity dates).

During the three months ended March 31, 2022, the aggregate amount of our share repurchases, including direct acquisition costs, was $496.1 million. Under our current repurchase program, we are authorized during 2022 to repurchase 10% of our total outstanding shares as of the beginning of the year. For additional information regarding our share repurchase programs, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at March 31, 2022, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our March 31, 2022 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) programming, studio output and sports rights contracts, (b) certain operating costs associated with our networks and (c) purchase obligations associated with customer premises equipment and certain service-related commitments. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, the majority of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 15 to our condensed consolidated financial statements.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global plc. Our credit facilities and senior and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At March 31, 2022, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At March 31, 2022, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $14.7 billion, including $0.8 billion that is classified as current on our condensed consolidated balance sheet and $13.5 billion that is not due until 2028 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2022.

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

Summary. The condensed consolidated statements of cash flows of our continuing operations for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three months ended March 31,
	2022	2021	Change
	in millions

Net cash provided by operating activities	$605.6	$771.3	$(165.7)
Net cash used by investing activities	(39.4)	(496.2)	456.8
Net cash used by financing activities	(655.7)	(691.5)	35.8
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(10.5)	(46.3)	35.8
Net decrease in cash and cash equivalents and restricted cash	$(100.0)	$(462.7)	$362.7

Operating Activities. The decrease in net cash provided by operating activities is primarily attributable to the net effect of (i) a decrease in cash provided by our Adjusted EBITDA and related working capital items, (ii) an increase in cash provided due to lower payments of interest, (iii) an increase in cash provided due to lower payments related to derivative instruments, (iv) a decrease in cash provided due to higher payments for taxes, (v) an increase in cash provided due to higher dividends received from the VodafoneZiggo JV and (vi) a decrease due to FX. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The decrease in net cash used by investing activities is primarily attributable to (i) a decrease in cash used of $402.5 million associated with higher net cash received from the sale of investments, primarily related to our investments held under SMAs, and (ii) a decrease in cash used of $89.7 million due to lower capital expenditures. Capital expenditures decreased from $462.5 million during the first three months of 2021 to $372.8 million during the first three months of 2022, primarily due to (a) a decrease due to the impact of the U.K. JV Transaction, (b) a decrease due to FX and (c) a decrease in our net local currency capital expenditures and related working capital movements, including the impact of lower capital-related vendor financing.

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

	Three months ended March 31,
	2022	2021
	in millions

Property and equipment additions	$381.9	$731.0
Assets acquired under capital-related vendor financing arrangements	(66.7)	(320.0)
Assets acquired under finance leases	(8.7)	(9.6)
Changes in current liabilities related to capital expenditures	66.3	61.1
Capital expenditures, net	$372.8	$462.5

The decrease in our property and equipment additions during the three months ended March 31, 2022, as compared to the corresponding period in 2021, is primarily due to (i) a decrease due to the impact of the U.K. JV Transaction, (ii) a decrease due to FX and (iii) a decrease in local currency expenditures of our subsidiaries due to the net effect of (a) a decrease in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, (b) an increase in expenditures for the purchase and installation of customer premises equipment, (c) an increase in expenditures for new build and upgrade projects and (d) a decrease in expenditures to support new customer products and operational efficiency initiatives.

Financing Activities. The decrease in net cash used by financing activities is primarily attributable to the net effect of (i) an increase in cash used of $169.4 million due to higher repurchases of Liberty Global ordinary shares, (ii) a decrease in cash used of $130.3 million due to lower net repayments of vendor financing and (iii) a decrease in cash used of $88.6 million due to lower net repayments of debt.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by the operating activities of our continuing operations, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our condensed consolidated statements of cash flows with each item excluding any cash provided or used by our discontinued operations. Prior to the fourth quarter of 2021, our definition of adjusted free cash flow excluded cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions. During the fourth quarter of 2021, we changed our definition of adjusted free cash flow to include these cash payments. Cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions was $13.4 million and $13.2 million during the three months ended March 31, 2022 and 2021, respectively. We believe our presentation of adjusted free cash flow, which is a non-GAAP measure, provides useful information to our investors because this measure can be used to gauge our ability to (a) service debt and (b) fund new investment opportunities after consideration of all actual cash payments related to our working capital activities and expenses that are capital in nature whether paid inside normal vendor payment terms or paid later outside normal vendor payment terms (in which case we typically pay in less than 365 days). Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, that are not deducted to arrive at these amounts. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, GAAP measures of liquidity included in our condensed consolidated statements of cash flows. Further, our adjusted free cash flow may differ from how other companies define and apply their definition of adjusted free cash flow.

The following table provides the details of our adjusted free cash flow:

	Three months ended March 31,
	2022	2021
	in millions

Net cash provided by operating activities of our continuing operations	$605.6	$771.3
Operating-related vendor financing additions (a)	133.7	849.0
Cash capital expenditures, net	(372.8)	(462.5)
Principal payments on operating-related vendor financing	(208.4)	(655.3)
Principal payments on capital-related vendor financing	(35.9)	(434.6)
Principal payments on finance leases	(17.8)	(19.5)
Adjusted free cash flow	$104.4	$48.4
_______________

(a)For purposes of our condensed consolidated statements of cash flows, operating-related vendor financing additions represent operating-related expenses financed by an intermediary that are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor. When we pay the financing intermediary, we record financing cash outflows in our consolidated statements of cash flows. For purposes of our adjusted free cash flow definition, we (i) add in the constructive financing cash inflow when the intermediary settles the liability with the vendor as our actual net cash available at that time is not affected and (ii) subsequently deduct the related financing cash outflow when we actually pay the financing intermediary, reflecting the actual reduction to our cash available to service debt or fund new investment opportunities.

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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to March 31, 2022.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2022.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At March 31, 2022, $436.4 million or 51.7% and $324.1 million or 38.4% of our consolidated cash balances were denominated in euros and U.S. dollars, respectively.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	March 31, 2022	December 31, 2021
Spot rates:
Euro	0.9024	0.8782
British pound sterling	0.7611	0.7388
Swiss franc	0.9223	0.9114
Polish zloty	4.1997	4.0285

	Three months ended
	March 31,
	2022	2021
Average rates:
Euro	0.8907	0.8296
British pound sterling	0.7453	0.7252
Swiss franc	0.9237	0.9048
Polish zloty	4.1127	3.7690

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

In October 2020, the International Swaps and Derivatives Association (the ISDA) launched the Fallback Supplement, which, as of January 25, 2021, amended the standard definitions for interest rate derivatives to incorporate fallbacks for derivatives linked to certain key interbank offered rates (IBORs). The ISDA also launched the Fallback Protocol, a protocol that enables market participants to incorporate these revisions into their legacy non-cleared derivatives with other counterparties that choose to adhere to the protocol. The fallbacks for a particular currency apply following a permanent cessation of the IBOR in that currency, or in the case of a LIBOR setting, that LIBOR setting becoming permanently unrepresentative, and are adjusted versions of the risk-free rates identified in each currency. Our credit agreements contain provisions that contemplate alternative calculations of the base rate applicable to our LIBOR-indexed and EURIBOR-indexed debt to the extent LIBOR or EURIBOR (as applicable) are not available, which alternative calculations we do not anticipate will be materially different from what would have been calculated under LIBOR or EURIBOR (as applicable). Additionally, no mandatory prepayment or redemption provisions would be triggered under our credit agreements in the event that either the LIBOR rate or the EURIBOR rate is not available. It is possible, however, that any new reference rate that applies to our LIBOR-indexed or EURIBOR-indexed debt could be different from any new reference rate that applies to our LIBOR-indexed or EURIBOR-indexed derivative instruments. For discontinued currencies and tenors, we expect to continue taking steps to mitigate the changes in these benchmark rates, including by amending existing credit agreements and adhering to the Fallback Protocol, where appropriate. We plan to continue to manage this difference and any resulting increased variable-rate exposure through modifications to our debt and/or derivative instruments, however, future market conditions may not allow immediate implementation of desired modifications and our subsidiaries may incur significant associated costs.

Weighted Average Variable Interest Rate. At March 31, 2022, the outstanding principal amount of our variable-rate indebtedness aggregated $9.5 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 2.9%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $47.5 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2022:

(i)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €445 million ($493 million);

(ii)an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Polish zloty relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €331 million ($367 million); and

(iii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €122 million ($136 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2022:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €329 million ($365 million); and

(ii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €89 million ($99 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of March 31, 2022. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2022
		2023	2024	2025	2026	2027	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(97.9)	$(27.5)	$(210.4)	$(198.0)	$(155.4)	$(148.0)	$(189.2)	$(1,026.4)
Principal-related (b)	—	62.3	5.3	77.2	29.2	—	(12.3)	161.7
Other (c)	(45.1)	(0.4)	(0.3)	(0.3)	—	—	—	(46.1)
Total	$(143.0)	$34.4	$(205.4)	$(121.1)	$(126.2)	$(148.0)	$(201.5)	$(910.8)
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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2022. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of March 31, 2022 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2022 through January 31, 2022:
Class A	—	$—	—	(b)
Class C	4,529,200	$27.48	4,529,200	(b)
February 1, 2022 through February 28, 2022:
Class A	—	$—	—	(b)
Class C	4,287,100	$27.67	4,287,100	(b)
March 1, 2022 through March 31, 2022:
Class A	—	$—	—	(b)
Class C	9,860,000	$25.65	9,860,000	(b)
Total — January 1, 2022 through March 31, 2022:
Class A	—	$—	—	(b)
Class C	18,676,300	$26.55	18,676,300	(b)
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)At March 31, 2022, the remaining number of our Class A and/or Class C ordinary shares that we are authorized to repurchase during 2022 was 34.1 million. Based on the average of the respective closing share prices as of March 31, 2022, this would equate to additional share repurchases during the remainder of 2022 of approximately $876.0 million. For additional information, see note 12 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

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

LIBERTY GLOBAL PLC

Dated:	May 10, 2022	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 10, 2022	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer