Form 10-Q
period 2022-09-30
Liberty Global plc
filed 2022-11-01
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding ordinary shares of Liberty Global plc as of October 21, 2022 was: 171,902,167 class A ordinary shares, 12,994,000 class B ordinary shares and 274,856,685 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2022	December 31, 2021
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,594.1	$910.6
Trade receivables, net	726.4	907.3
Short-term investments (measured at fair value on a recurring basis) (note 5)	2,149.0	2,269.6
Current assets of discontinued operations (note 4)	—	925.0
Other current assets (notes 3, 5 and 6)	1,001.0	928.0
Total current assets	5,470.5	5,940.5
Investments and related notes receivable (including $2,162.5 million and $2,757.8 million, respectively, measured at fair value on a recurring basis) (note 5)	16,432.2	19,703.0
Property and equipment, net (notes 8 and 10)	5,970.9	6,981.5
Goodwill (note 8)	8,626.8	9,523.4
Intangible assets subject to amortization, net (note 8)	2,260.0	2,342.5
Other assets, net (notes 3, 6 and 10)	3,858.0	2,426.1
Total assets	$42,618.4	$46,917.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30, 2022	December 31, 2021
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$502.6	$613.4
Deferred revenue (note 3)	271.4	274.7
Current portion of debt and finance lease obligations (notes 9 and 10)	716.7	850.3
Accrued capital expenditures	201.9	257.7
Accrued income taxes (note 11)	201.8	236.6
Derivative instruments (note 6)	233.7	221.8
Current liabilities of discontinued operations (note 4)	—	201.3
Other accrued and current liabilities (notes 4 and 10)	1,256.9	1,429.0
Total current liabilities	3,385.0	4,084.8
Long-term debt and finance lease obligations (notes 9 and 10)	12,503.2	13,974.8
Long-term operating lease liabilities (notes 4 and 10)	1,550.3	1,226.1
Other long-term liabilities (notes 3 and 6)	1,690.8	2,033.3
Total liabilities	19,129.3	21,319.0

Commitments and contingencies (notes 6, 9, 10, 11 and 15)

Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 171,900,218 shares and 174,310,558 shares, respectively	1.8	1.8
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 12,994,000 shares and 12,930,839 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 280,939,089 shares and 340,114,729 shares, respectively	2.8	3.4
Additional paid-in capital	2,371.2	3,893.0
Accumulated earnings	24,317.4	18,144.5
Accumulated other comprehensive earnings (loss), net of taxes	(3,316.5)	3,892.2
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	23,376.7	25,934.9
Noncontrolling interests	112.4	(336.9)
Total equity	23,489.1	25,598.0
Total liabilities and equity	$42,618.4	$46,917.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions, except per share amounts

Revenue (notes 3, 4, 5 and 16)	$1,746.3	$1,901.4	$5,353.8	$8,390.5
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	484.3	522.4	1,501.7	2,445.7
Other operating (note 13)	275.6	279.5	816.1	1,225.6
Selling, general and administrative (SG&A) (note 13)	365.1	399.0	1,181.3	1,666.6
Depreciation and amortization	506.0	582.3	1,588.4	1,744.8
Impairment, restructuring and other operating items, net	6.4	17.2	74.1	68.4
	1,637.4	1,800.4	5,161.6	7,151.1
Operating income	108.9	101.0	192.2	1,239.4
Non-operating income (expense):
Interest expense	(149.7)	(140.9)	(416.8)	(748.1)
Realized and unrealized gains on derivative instruments, net (note 6)	546.9	199.3	1,669.1	707.4
Foreign currency transaction gains, net	1,462.7	422.4	3,186.4	857.6
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (notes 5 and 7)	(2.1)	(109.4)	(207.7)	373.3
Gains (losses) on debt extinguishment, net (note 9)	—	—	2.8	(90.6)
Share of results of affiliates, net (note 5)	501.0	(29.2)	812.6	(35.6)
Gain on Telenet Tower Sale (note 4)	7.1	—	700.4	—
Gain (adjustment to gain) on U.K. JV Transaction (note 4)	—	(347.3)	—	10,790.7
Gain on Atlas Edge JV Transactions (note 4)	—	213.7	—	213.7
Other income, net	21.7	8.2	60.2	25.6
	2,387.6	216.8	5,807.0	12,094.0
Earnings from continuing operations before income taxes	2,496.5	317.8	5,999.2	13,333.4
Income tax expense (note 11)	(64.8)	(2.2)	(209.6)	(444.2)
Earnings from continuing operations	2,431.7	315.6	5,789.6	12,889.2
Discontinued operations (note 4):
Earnings from discontinued operations, net of taxes	—	3.1	34.6	44.3
Gain on disposal of discontinued operations, net of taxes	—	—	848.9	—
	—	3.1	883.5	44.3
Net earnings	2,431.7	318.7	6,673.1	12,933.5
Net earnings attributable to noncontrolling interests	(83.7)	(41.6)	(500.2)	(142.8)
Net earnings attributable to Liberty Global shareholders	$2,348.0	$277.1	$6,172.9	$12,790.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions, except per share amounts

Basic earnings attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$4.92	$0.49	$10.59	$22.71
Discontinued operations	—	0.01	1.77	0.08
	$4.92	$0.50	$12.36	$22.79
Diluted earnings attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$4.87	$0.48	$10.41	$22.19
Discontinued operations	—	0.01	1.74	0.08
	$4.87	$0.49	$12.15	$22.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Net earnings	$2,431.7	$318.7	$6,673.1	$12,933.5
Other comprehensive earnings (loss), net of taxes:
Continuing operations:
Foreign currency translation adjustments	(3,266.3)	(940.8)	(7,174.5)	(894.0)
Reclassification adjustments included in net earnings (note 4)	(1.1)	1.8	(3.3)	1,251.2
Pension-related adjustments and other	0.2	0.1	21.3	2.8
Other comprehensive earnings (loss) from continuing operations	(3,267.2)	(938.9)	(7,156.5)	360.0
Other comprehensive loss from discontinued operations (note 4)	—	(35.3)	(44.4)	(53.4)
Other comprehensive earnings (loss)	(3,267.2)	(974.2)	(7,200.9)	306.6
Comprehensive earnings (loss)	(835.5)	(655.5)	(527.8)	13,240.1
Comprehensive earnings attributable to noncontrolling interests	(83.7)	(41.6)	(508.0)	(144.1)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$(919.2)	$(697.1)	$(1,035.8)	$13,096.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2021	$1.8	$0.1	$3.9	$5,271.7	$4,692.1	$3,693.1	$(0.1)	$13,662.6	$(364.2)	$13,298.4
Net earnings	—	—	—	—	1,385.4	—	—	1,385.4	54.9	1,440.3
Other comprehensive loss, net of taxes	—	—	—	—	—	(996.8)	—	(996.8)	—	(996.8)
Repurchases and cancellations of Liberty Global ordinary shares	—	—	(0.2)	(323.2)	—	—	—	(323.4)	—	(323.4)
Share-based compensation (note 13)	—	—	—	49.4	—	—	—	49.4	—	49.4
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	18.8	—	—	—	18.8	1.4	20.2
Balance at March 31, 2021	1.8	0.1	3.7	5,016.7	6,077.5	2,696.3	(0.1)	13,796.0	(307.9)	13,488.1
Net earnings	—	—	—	—	11,128.2	—	—	11,128.2	46.3	11,174.5
Other comprehensive earnings, net of taxes	—	—	—	—	—	2,276.3	—	2,276.3	1.3	2,277.6
Repurchases and cancellations of Liberty Global ordinary shares	—	—	—	(345.2)	—	—	—	(345.2)	—	(345.2)
Share-based compensation (note 13)	—	—	—	74.3	—	—	—	74.3	—	74.3
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(47.5)	—	—	—	(47.5)	(71.8)	(119.3)
Balance at June 30, 2021	1.8	0.1	3.7	4,698.3	17,205.7	4,972.6	(0.1)	26,882.1	(332.1)	26,550.0
Net earnings	—	—	—	—	277.1	—	—	277.1	41.6	318.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(974.2)	—	(974.2)	—	(974.2)
Repurchases and cancellations of Liberty Global ordinary shares	—	—	(0.1)	(358.0)	—	—	—	(358.1)	—	(358.1)
Share-based compensation (note 13)	—	—	—	58.6	—	—	—	58.6	—	58.6
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(3.1)	25.6	—	—	22.5	(24.8)	(2.3)
Balance at September 30, 2021	$1.8	$0.1	$3.6	$4,395.8	$17,508.4	$3,998.4	$(0.1)	$25,908.0	$(315.3)	$25,592.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2022	$1.8	$0.1	$3.4	$3,893.0	$18,144.5	$3,892.2	$(0.1)	$25,934.9	$(336.9)	$25,598.0
Net earnings	—	—	—	—	1,038.3	—	—	1,038.3	72.0	1,110.3
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,218.3)	—	(1,218.3)	0.5	(1,217.8)
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.2)	(495.9)	—	—	—	(496.1)	—	(496.1)
Share-based compensation (note 13)	—	—	—	50.5	—	—	—	50.5	—	50.5
Repurchases by Telenet of its outstanding shares	—	—	—	(28.0)	—	—	—	(28.0)	3.1	(24.9)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(13.5)	—	—	—	(13.5)	0.6	(12.9)
Balance at March 31, 2022	1.8	0.1	3.2	3,406.1	19,182.8	2,673.9	(0.1)	25,267.8	(260.7)	25,007.1
Net earnings	—	—	—	—	2,786.6	—	—	2,786.6	344.5	3,131.1
Other comprehensive loss, net of taxes	—	—	—	—	—	(2,723.2)	—	(2,723.2)	7.3	(2,715.9)
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.2)	(565.7)	—	—	—	(565.9)	—	(565.9)
Dividend distributions by subsidiaries to noncontrolling interest owners	—	—	—	—	—	—	—	—	(64.8)	(64.8)
Share-based compensation (note 13)	—	—	—	40.0	—	—	—	40.0	—	40.0
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(29.3)	—	—	—	(29.3)	3.3	(26.0)
Balance at June 30, 2022	1.8	0.1	3.0	2,851.1	21,969.4	(49.3)	(0.1)	24,776.0	29.6	24,805.6
Net earnings	—	—	—	—	2,348.0	—	—	2,348.0	83.7	2,431.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(3,267.2)	—	(3,267.2)	—	(3,267.2)
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.2)	(525.1)	—	—	—	(525.3)	—	(525.3)
Share-based compensation (note 13)	—	—	—	37.5	—	—	—	37.5	—	37.5
Dividend distributions by subsidiaries to noncontrolling interest owners	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	7.7	—	—	—	7.7	0.6	8.3
Balance at September 30, 2022	$1.8	$0.1	$2.8	$2,371.2	$24,317.4	$(3,316.5)	$(0.1)	$23,376.7	$112.4	$23,489.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2022	2021
	in millions

Cash flows from operating activities:
Net earnings	$6,673.1	$12,933.5
Earnings from discontinued operations	883.5	44.3
Earnings from continuing operations	5,789.6	12,889.2
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	143.4	220.6
Depreciation and amortization	1,588.4	1,744.8
Impairment, restructuring and other operating items, net	74.1	68.4
Amortization of deferred financing costs and non-cash interest	20.1	25.6
Realized and unrealized gains on derivative instruments, net	(1,669.1)	(707.4)
Foreign currency transaction gains, net	(3,186.4)	(857.6)
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	207.7	(373.3)
Losses (gains) on debt extinguishment, net	(2.8)	90.6
Share of results of affiliates, net	(812.6)	35.6
Deferred income tax expense	106.1	327.4
Gain on Telenet Tower Sale	(700.4)	—
Gain on U.K. JV Transaction	—	(10,790.7)
Gain on Atlas Edge JV Transactions	—	(213.7)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(42.5)	(286.4)
Dividend distributions received from the VMO2 JV	201.0	—
Dividend distributions received from the VodafoneZiggo JV	186.9	240.9
Net cash provided by operating activities of continuing operations	1,903.5	2,414.0
Net cash provided by operating activities of discontinued operations	51.1	143.7
Net cash provided by operating activities	$1,954.6	$2,557.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended September 30,
	2022	2021
	in millions

Cash flows from investing activities:
Cash received from the sale of investments	$7,560.4	$4,770.7
Cash paid for investments	(7,295.3)	(5,895.0)
Cash received in connection with the sale of UPC Poland	1,563.0	—
Capital expenditures, net	(929.3)	(1,114.4)
Cash received in connection with the Telenet Tower Sale	779.9	—
Dividend distributions received from the VMO2 JV	266.9	—
Cash and restricted cash contributed to the VMO2 JV in connection with the U.K. JV Transaction	—	(3,424.0)
Loans to the VodafoneZiggo JV	—	(123.0)
Cash received in connection with the Atlas Edge JV Transactions	—	130.0
Net cash received in connection with the U.K. JV Transaction	—	52.0
Other investing activities, net	2.2	(100.6)
Net cash provided (used) by investing activities of continuing operations	1,947.8	(5,704.3)
Net cash used by investing activities of discontinued operations	(15.6)	(38.0)
Net cash provided (used) by investing activities	1,932.2	(5,742.3)

Cash flows from financing activities:
Borrowings of debt	—	2,570.7
Operating-related vendor financing additions	397.1	1,657.5
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(973.0)	(1,720.8)
Principal payments on operating-related vendor financing	(525.9)	(1,279.6)
Principal payments on capital-related vendor financing	(120.0)	(740.9)
Principal payments on finance leases	(46.5)	(59.0)
Repurchases of Liberty Global ordinary shares	(1,573.8)	(1,016.6)
Dividend distributions by subsidiaries to noncontrolling interest owners	(61.1)	(70.6)
Net cash received (paid) related to derivative instruments	(50.0)	23.1
Payment of financing costs and debt premiums	(29.0)	(23.9)
Repurchases by Telenet of its outstanding shares	(25.7)	—
Other financing activities, net	(52.1)	(74.2)
Net cash used by financing activities of continuing operations	(3,060.0)	(734.3)
Net cash used by financing activities of discontinued operations	(2.6)	(27.3)
Net cash used by financing activities	$(3,062.6)	$(761.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended September 30,
	2022	2021
	in millions

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	$(141.3)	$2.2
Discontinued operations	—	—
Total	(141.3)	2.2
Net increase (decrease) in cash and cash equivalents and restricted cash:
Continuing operations	650.0	(4,022.4)
Discontinued operations	32.9	78.4
Total	682.9	(3,944.0)
Cash and cash equivalents and restricted cash:
Beginning of period	917.3	4,717.3
Net increase (decrease)	682.9	(3,944.0)
End of period	$1,600.2	$773.3

Cash paid for interest:
Continuing operations	$463.5	$784.0
Discontinued operations	0.3	1.3
Total	$463.8	$785.3
Net cash paid for taxes:
Continuing operations	$159.5	$152.8
Discontinued operations	7.4	23.6
Total	$166.9	$176.4

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$1,594.1	$766.2
Restricted cash included in other current assets and other assets, net	6.1	6.4
Restricted cash included in current assets of discontinued operations	—	0.7
Total cash and cash equivalents and restricted cash	$1,600.2	$773.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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

Unless otherwise indicated, the amounts presented in these notes relate only to our continuing operations, and ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2022.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

(2)   Recent Accounting Pronouncements

ASU 2022-04

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-04, Liabilities—Supplier Finance Programs (ASU 2022-04), which requires additional disclosures for buyers participating in supplier financing programs, which we refer to as vendor financing, including (i) the key terms of the arrangement, (ii) the confirmed amount outstanding at the end of the period, (iii) the balance sheet presentation of related amounts and (iv) a reconciliation of the balances from period to period. ASU 2022-04 is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. We do not expect ASU 2022-04 to have a significant impact on our consolidated financial statements. For additional information regarding our vendor financing obligations, see note 9.
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

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $40.3 million and $42.0 million at September 30, 2022 and December 31, 2021, respectively.
If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $27.1 million and $29.7 million as of September 30, 2022 and December 31, 2021, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $278.8 million and $286.5 million as of September 30, 2022 and December 31, 2021, respectively. The decrease in deferred revenue for the nine months ended September 30, 2022 is primarily due to the net effect of (a) the impact of additions during the period and (b) the recognition of $207.9 million of revenue that was included in

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

our deferred revenue balance at December 31, 2021. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $63.4 million and $63.4 million at September 30, 2022 and December 31, 2021, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $3.9 million and $12.5 million during the three and nine months ended September 30, 2022, respectively, and $4.9 million and $76.7 million during the three and nine months ended September 30, 2021, respectively, to operating costs and expenses related to these assets.

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

(4)    Acquisitions and Dispositions

2022 Dispositions

UPC Poland. On April 1, 2022, we completed the sale of 100% of our operations in Poland (UPC Poland) to a subsidiary of iliad S.A. After considering debt and working capital adjustments (including cash disposed), we received net cash proceeds of Polish zloty 6,566.7 million ($1,563.0 million at the transaction date). A portion of the net proceeds from the sale, after reflecting the impact of derivative settlements, was used to repurchase certain of UPC Holding’s outstanding indebtedness, with the remainder available for general corporate purposes. For additional information regarding these financing transactions, see note 9.

In connection with the sale of UPC Poland, we recognized a gain of $848.9 million, which includes a cumulative foreign currency translation gain of $10.9 million. No income taxes were required to be provided on this gain.

We have agreed to provide certain transitional services for a period of up to five years, depending on the service. These services will principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by the purchaser. During the three and nine months ended September 30, 2022, we recorded revenue of $8.3 million and $17.1 million, respectively, associated with these transitional services.

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
September 30, 2022
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

	Three months ended September 30, 2021	Nine months ended September 30,
		2022 (a)	2021
	in millions

Revenue	$113.2	$109.5	$344.9
Operating income	$31.6	$45.0	$83.9
Earnings before income taxes	$29.5	$43.9	$82.0
Income tax expense	(26.4)	(9.3)	(37.7)
Net earnings attributable to Liberty Global shareholders	$3.1	$34.6	$44.3
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

In connection with the completion of the Telenet Tower Sale, we recognized a gain of $700.4 million. No income taxes were required to be provided on this gain.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

In addition, as part of the Telenet Tower Lease Agreement, Telenet has also committed to lease back 475 build-to-suit sites over the term of the lease. As of September 30, 2022, the total U.S. dollar equivalent of the estimated future payments for the build-to-suit sites over the term of the lease was $95.5 million, the majority of which are due after 2027. Telenet will act as an agent over the construction of future towers on the build-to-suit sites.

Pending Transaction

Telenet NetCo Transaction. On July 19, 2022, Telenet and Fluvius System Operator CV (Fluvius) entered into an agreement to create an independent, self-funding infrastructure company (NetCo) within their combined geographic footprint in Belgium. The companies will each contribute certain cable infrastructure assets with Telenet and Fluvius initially owning 66.8% and 33.2% of NetCo, respectively. Telenet and Liberty Global will consolidate NetCo upon closing of the transaction, which we currently expect to occur in early 2023. The closing of the transaction is subject to the satisfaction of certain conditions, including regulatory conditions and approval from Fluvius shareholders.

2021 Dispositions

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

In connection with the U.K. JV Transaction, we recognized a pre-tax gain of $10,790.7 million, net of the recognition of a cumulative foreign currency translation loss of $1,198.6 million. This gain was calculated by deducting the carrying value of the U.K. JV Entities (including the related foreign currency translation loss) from the sum of (i) the fair value assigned to our 50% interest in the VMO2 JV and (ii) the net cash received pursuant to the equalization payment and the recapitalization transactions described above. For information regarding our approach to the valuation of our interest in the VMO2 JV, see note 7.

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

Our condensed consolidated statement of operations for the nine months ended September 30, 2021 includes aggregate earnings from continuing operations before income taxes attributable to the U.K. JV Entities of $890.5 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

Effective with the signing of the Contribution Agreement, we began accounting for the U.K. JV Entities as held for sale. Accordingly, we ceased to depreciate or amortize the long-lived assets of the U.K. JV Entities. However, the U.K. JV Entities were not presented as discontinued operations as the U.K. JV Transaction did not represent a strategic shift as defined by GAAP.

AtlasEdge JV Transactions. On September 1, 2021, we (i) contributed certain assets and liabilities to a newly-formed 50:50 joint venture (the AtlasEdge JV) that was established for the purpose of acquiring and commercializing European technical real estate for edge colocation and hosting services and (ii) sold certain other assets to the AtlasEdge JV. In connection with these transactions, which we refer to as the “AtlasEdge JV Transactions”, we (i) received cash of $130.0 million and (ii) recognized a pre-tax gain of $213.7 million (net of the recognition of a cumulative foreign currency transaction loss of $1.8 million), representing the difference between the estimated fair value and the carrying value of the net assets associated with these transactions. We account for our interest in the AtlasEdge JV as an equity method investment.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

(5)    Investments

The details of our investments are set forth below:

Accounting Method	September 30, 2022	December 31, 2021	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMO2 JV	$11,478.8	$13,774.7	50.0
VodafoneZiggo JV (c)	2,214.4	2,572.4	50.0
AtlasEdge JV	129.2	163.7	47.5
All3Media Group (All3Media)	118.4	143.7	50.0
Formula E Holdings Ltd (Formula E)	83.0	115.9	35.9
Other	245.9	174.8
Total — equity	14,269.7	16,945.2
Fair value:
Short-term:
Separately-managed accounts (SMAs) (d)	2,149.0	2,269.6
Long-term:
Televisa Univision, Inc. (Televisa Univision) (e)	385.5	385.5	6.3
Lacework Inc. (Lacework)	269.1	269.1	3.3
ITV plc (ITV)	254.1	596.3	9.9
SMAs (d)	225.8	531.7
Plume Design, Inc. (Plume)	188.8	188.8	11.5
EdgeConneX Inc. (EdgeConneX)	177.7	138.7	5.1
Pax8 Inc. (Pax8)	99.0	14.7	5.9
Aviatrix Systems, Inc. (Aviatrix)	78.2	78.2	3.8
CANAL+ Polska S.A.	57.5	70.8	17.0
Lions Gate Entertainment Corp (Lionsgate)	47.5	105.9	2.9
Other	379.3	378.1
Total — fair value	4,311.5	5,027.4
Total investments (f)	$18,581.2	$21,972.6
Short-term investments	$2,149.0	$2,269.6
Long-term investments	$16,432.2	$19,703.0
_______________

(a)Our ownership percentages are determined based on our legal ownership as of the most recent balance sheet date or are estimated based on the number of shares we own and the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal the respective fair values. At September 30, 2022 and December 31, 2021, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $1,079.4 million and $1,236.0 million, respectively, which primarily includes amounts associated with the VodafoneZiggo JV Receivables, as defined below, and amounts we are owed under a long-term note receivable from All3Media.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global comprising (i) a euro-denominated note receivable with a principal amount of $685.3 million and $797.1 million at September 30, 2022 and December 31, 2021, respectively, (the VodafoneZiggo JV Receivable I), and (ii) a euro-denominated note receivable with a principal amount of $203.5 million and $236.7 million at September 30, 2022 and December 31, 2021, respectively, (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at 5.55% and have a final maturity date of December 31, 2030. During the nine months ended September 30, 2022, interest accrued on the VodafoneZiggo JV Receivables was $40.7 million, all of which has been cash settled.

(d)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. As of September 30, 2022, all of our investments held under SMAs were classified as available-for-sale debt securities. At September 30, 2022 and December 31, 2021, interest accrued on our debt securities, which is included in other current assets on our condensed consolidated balance sheets, was $11.3 million and $5.1 million, respectively.

(e)At September 30, 2022, the fair value of our investment in Televisa Univision reflects the merger of Univision Holdings Inc. and Grupo Televisa, S.A.B., which was completed during the first quarter of 2022.

(f)The purchase and sale of investments are presented on a gross basis in our condensed consolidated statements of cash flows, including amounts associated with SMAs.

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

VMO2 JV (a)	$398.5	$(10.4)	$616.4	$(10.7)
VodafoneZiggo JV (b)	92.6	(2.6)	224.6	6.8
All3Media	(10.2)	(3.4)	(27.1)	(18.2)
Formula E	(15.1)	(10.9)	(16.8)	(6.5)
AtlasEdge JV	(5.2)	—	(13.3)	—
Other, net	40.4	(1.9)	28.8	(7.0)
Total	$501.0	$(29.2)	$812.6	$(35.6)
_______________

(a)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees, who were formerly employees of Liberty Global, prior to the VMO2 JV formation as these awards remain our responsibility.

(b)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) 100% of the interest income earned on the VodafoneZiggo JV Receivables.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
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

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services provided during the term of the U.K. JV Framework Agreement. We recorded revenue related to the U.K. JV Services of $59.8 million and $69.7 million during the three months ended September 30, 2022 and 2021, respectively, and $192.4 million and $93.9 million during the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, $33.7 million and $43.3 million, respectively, was due from the VMO2 JV, primarily related to (a) services performed under the U.K. JV Framework Agreement and (b) amounts incurred by Liberty Global for certain equipment and licenses purchased on behalf of the VMO2 JV. Amounts due from the VMO2 JV are periodically cash settled and are included in other current assets on our condensed consolidated balance sheets. In addition, during the nine months ended September 30, 2022, we received dividend distributions from the VMO2 JV aggregating $467.9 million, of which $201.0 million was accounted for as a return on capital and $266.9 million was accounted for as a return of capital for purposes of our condensed consolidated statement of cash flows.

The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021 (a)
	in millions

Revenue	$3,042.1	$3,614.0	$9,642.7	$4,822.5
Earnings (loss) before income taxes	$1,178.7	$56.3	$1,646.4	$(112.2)
Net earnings (loss)	$832.2	$31.9	$1,238.7	$(2.7)
_______________

(a)Includes the operating results of the VMO2 JV for the period from June 1, 2021 through September 30, 2021.

VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided during the term of the NL JV Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $75.4 million and $45.2 million during the three months ended September 30, 2022 and 2021, respectively, and $192.7 million and $161.0 million during the nine months ended September 30, 2022 and 2021, respectively, primarily related to (a) the NL JV Services and (b) the sale of customer premises equipment at a mark-up. At September 30, 2022 and December 31, 2021, $33.0 million and $62.5 million, respectively, was due from the VodafoneZiggo JV related to the aforementioned transactions. Amounts due from the VodafoneZiggo JV are periodically cash settled and are included in other current assets on our condensed consolidated balance sheets. In addition, during the nine months ended September 30, 2022 and 2021, we received dividend distributions from the VodafoneZiggo JV aggregating $186.9 million and $240.9 million, respectively, which were accounted for as returns on capital for purposes of our condensed consolidated statements of cash flows.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Revenue	$1,041.7	$1,206.1	$3,237.3	$3,638.4
Earnings (loss) before income taxes	$232.5	$(32.9)	$585.2	$(73.9)
Net earnings (loss)	$171.7	$(24.7)	$390.6	$(56.3)

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair value, net:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

ITV	$(62.6)	$(118.6)	$(342.2)	$(9.1)
Pax8	—	—	79.3	—
EdgeConneX	16.4	2.7	58.9	20.5
Lionsgate	(12.3)	(39.6)	(58.4)	18.0
Televisa Univision	26.2	5.9	58.0	161.3
Skillz Inc. (Skillz)	(0.6)	(104.6)	(34.3)	(83.3)
Plume	—	78.7	—	133.8
Aviatrix	—	42.6	—	65.4
Lacework	—	—	—	48.8
Other, net (a)	30.8	23.5	31.0	17.9
Total	$(2.1)	$(109.4)	$(207.7)	$373.3
_______________

(a)The amount for the 2022 nine-month period includes a gain of $12.0 million related to investments that were sold during the second quarter.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

Debt Securities
At September 30, 2022 and December 31, 2021, all of our SMAs were composed of debt securities, which are summarized in the following tables:

	September 30, 2022
	Amortized cost basis	Accumulated unrealized losses	Fair value
	in millions

Commercial paper	$785.6	$—	$785.6
Government bonds	583.7	(2.5)	581.2
Certificates of deposit	497.3	(0.2)	497.1
Corporate debt securities	445.4	(7.4)	438.0
Other debt securities	72.9	—	72.9
Total debt securities	$2,384.9	$(10.1)	$2,374.8

	December 31, 2021
	Amortized cost basis	Accumulated unrealized losses	Fair value
	in millions

Commercial paper	$897.4	$—	$897.4
Corporate debt securities	705.5	(1.6)	703.9
Government bonds	655.9	(3.3)	652.6
Certificates of deposit	355.5	(0.1)	355.4
Other debt securities	192.0	—	192.0
Total debt securities	$2,806.3	$(5.0)	$2,801.3

We received proceeds from the sale of debt securities of $2.6 billion and $1.9 billion during the three months ended September 30, 2022 and 2021, respectively, and $7.5 billion and $4.8 billion during the nine months ended September 30, 2022 and 2021, respectively, the majority of which were reinvested in new debt securities held under SMAs. The sale of debt securities resulted in a realized net loss of $1.5 million and nil during the three months ended September 30, 2022 and 2021, respectively, and realized net losses of $7.6 million and $1.6 million during the nine months ended September 30, 2022 and 2021, respectively.

The fair values of our debt securities as of September 30, 2022 by contractual maturity are shown below (in millions):

Due in one year or less	$2,149.0
Due in one to five years	224.4
Due in five to ten years	1.4
Total (a)	$2,374.8
_______________

(a)The weighted average life of our total debt securities was 0.5 years as of September 30, 2022.

Our investment portfolio is subject to various macroeconomic pressures and has experienced significant volatility, which affects both our non-public and publicly-traded investments. Changes in the fair values of these investments, including changes with respect to interest rates within our local jurisdictions, are likely to continue and could be significant.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

Further, the U.K. is similarly facing various macroeconomic pressures, including financial and political challenges, that have impacted the broader U.K. economy and valuation of the local currency. These factors, among others, may impact the mobile and fixed-line operations of the VMO2 JV. If the adverse impacts of economic, financial, political, competitive, regulatory or other factors were to cause significant deterioration of the results of operations or significant changes in our estimates of discount rates, future results or cash flows of the VMO2 JV, we could conclude in future periods that our investment in the VMO2 JV is impaired. Any such impairment of our investment in the VMO2 JV would be reflected as a component of share of results of affiliates, net, in our consolidated statement of operations and could be significant.

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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2022			December 31, 2021
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$388.9	$1,401.0	$1,789.9	$214.9	$164.3	$379.2
Equity-related derivative instruments (c)	—	114.1	114.1	—	113.8	113.8
Foreign currency forward and option contracts	7.3	—	7.3	28.4	—	28.4
Other	0.2	—	0.2	1.0	—	1.0
Total	$396.4	$1,515.1	$1,911.5	$244.3	$278.1	$522.4
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$223.1	$412.8	$635.9	$208.8	$670.2	$879.0
Foreign currency forward and option contracts	10.6	2.0	12.6	13.0	—	13.0
Total	$233.7	$414.8	$648.5	$221.8	$670.2	$892.0
_______________

(a)Our current derivative assets, long-term derivative assets and long-term derivative liabilities are included in other current assets, other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net losses of $16.3 million and $34.0 million during the three months ended September 30, 2022 and 2021, respectively, and $7.0 million and $34.8 million during the nine months ended September 30, 2022 and 2021, respectively. These amounts are included in realized and unrealized gains on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)Our equity-related derivative instruments include warrants on our investment in Plume.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Cross-currency and interest rate derivative contracts	$549.3	$170.9	$1,640.6	$658.0
Foreign currency forward and option contracts	(2.4)	(22.4)	28.9	(27.1)
Equity-related derivative instruments:
ITV Collar	—	—	—	(11.8)
Other	—	50.8	0.3	86.1
Total equity-related derivative instruments	—	50.8	0.3	74.3
Other	—	—	(0.7)	2.2
Total	$546.9	$199.3	$1,669.1	$707.4
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

	Nine months ended September 30,
	2022	2021
	in millions

Operating activities	$2.6	$(51.7)
Investing activities	40.9	(61.7)
Financing activities	(50.0)	23.1
Total	$(6.5)	$(90.3)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At September 30, 2022, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $1.3 billion.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2022, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at September 30, 2022:

	Notional amount due from counterparty		Notional amount due to counterparty			Weighted average remaining life
	in millions					in years

UPC Holding		$250.0		€220.6		3.0
		$4,475.0	CHF	4,098.2	(a)	5.7
		€2,650.0	CHF	2,970.1		3.4
	CHF	740.0		€701.1		0.3

Telenet		$3,940.0		€3,489.6	(a)	4.3
		€45.2		$50.0	(b)	2.3
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to September 30, 2022. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2022:

	Pays fixed rate			Receives fixed rate
	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

UPC Holding	$5,561.2	(a)	2.6	$3,217.4	4.0

Telenet	$2,700.8	(a)	2.6	$1,274.7	1.1
_______________

(a)Includes forward-starting derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

Interest Rate Swap Options

From time to time, we enter into interest rate swap options (swaptions) which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future. Such contracts typically have a life of no more than three years. At September 30, 2022, the option expiration period on each of our swaptions had expired.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at September 30, 2022:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

UPC Holding	$2,417.0	0.3

Telenet	$2,295.0	0.3

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At September 30, 2022, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.1 billion and $7.3 billion, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Decrease to borrowing costs at September 30, 2022 (a)

UPC Holding	(2.16)%
Telenet	(1.64)%
VM Ireland	(1.39)%
Total decrease to borrowing costs	(1.88)%
_______________

(a)Represents the effect of derivative instruments in effect at September 30, 2022 and does not include forward-starting derivative instruments.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure, including hedges of the proceeds from the sale of UPC Poland. As of September 30, 2022, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $488.4 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of September 30, 2022 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting, impairment assessments and the accounting for our initial investment in the VMO2 JV. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets, property and equipment, the implied value of goodwill and the valuation of our initial investment in the VMO2 JV. The valuation of reporting units and our initial investment in the VMO2 JV are based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue growth and Adjusted EBITDA margin (as defined in note 16), and terminal growth rates, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2022, we did not perform any significant nonrecurring fair value measurements. During the nine months ended September 30, 2021, we performed a nonrecurring valuation for the purpose of determining the fair value of our initial investment in the VMO2 JV. The weighted average cost of capital used to value our initial investment was 6.9%. For information regarding our investment in the VMO2 JV, see note 5.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at September 30, 2022 using:
Description	September 30, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,789.9	$—	$1,789.9	$—
Equity-related derivative instruments	114.1	—	—	114.1
Foreign currency forward and option contracts	7.3	—	7.3	—
Other	0.2	—	0.2	—
Total derivative instruments	1,911.5	—	1,797.4	114.1
Investments:
SMAs	2,374.8	598.1	1,776.7	—
Other investments	1,936.7	306.1	57.6	1,573.0
Total investments	4,311.5	904.2	1,834.3	1,573.0
Total assets	$6,223.0	$904.2	$3,631.7	$1,687.1

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$635.9	$—	$635.9	$—
Foreign currency forward and option contracts	12.6	—	12.6	—
Total liabilities	$648.5	$—	$648.5	$—

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
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
September 30, 2022
(unaudited)

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency, interest rate and foreign currency derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets (liabilities) at January 1, 2022	$1,412.4	$(13.3)	$113.8	$1,512.9
Gains included in earnings from continuing operations (a):
Realized and unrealized gains on derivative instruments, net	—	—	0.3	0.3
Realized and unrealized gains due to changes in fair values of certain investments, net	214.7	—	—	214.7
Additions	78.8	—	—	78.8
Dispositions	(31.8)	—	—	(31.8)
Transfers out of Level 3	—	13.3	—	13.3
Foreign currency translation adjustments and other, net	(101.1)	—	—	(101.1)
Balance of net assets at September 30, 2022 (b)	$1,573.0	$—	$114.1	$1,687.1
_______________

(a)Amounts primarily relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2022.

(b)As of September 30, 2022, $317.6 million of our Level 3 investments were accounted for under the measurement alternative at cost less impairment, adjusted for observable price changes.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2022	December 31, 2021
	in millions

Distribution systems	$8,598.1	$9,472.8
Support equipment, buildings and land	3,653.7	4,310.5
Customer premises equipment	1,275.5	1,279.2
Total property and equipment, gross	13,527.3	15,062.5
Accumulated depreciation	(7,556.4)	(8,081.0)
Total property and equipment, net	$5,970.9	$6,981.5

During the nine months ended September 30, 2022 and 2021, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $142.9 million and $599.6 million (including amounts related to the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction), respectively, which exclude related value-added taxes (VAT) of $17.0 million and $75.9 million, respectively, that were also financed under these arrangements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the nine months ended September 30, 2022 are set forth below:

	January 1, 2022	Foreign currency translation adjustments and other	September 30, 2022
	in millions

Switzerland	$6,590.5	$(485.3)	$6,105.2
Belgium	2,591.8	(363.4)	2,228.4
Ireland	275.9	(38.7)	237.2
Central and Other	65.2	(9.2)	56.0
Total	$9,523.4	$(896.6)	$8,626.8

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	September 30, 2022			December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$2,133.2	$(786.4)	$1,346.8	$2,336.2	$(602.2)	$1,734.0
Other	1,339.2	(426.0)	913.2	1,034.3	(425.8)	608.5
Total	$3,472.4	$(1,212.4)	$2,260.0	$3,370.5	$(1,028.0)	$2,342.5

During the nine months ended September 30, 2022, we recorded a non-cash increase of $384.1 million related to Telenet’s acquisition of mobile spectrum licenses.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2022			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	September 30, 2022	December 31, 2021
		in millions

UPC Holding Bank Facility (c)	5.49%	€713.4	$698.4	$3,487.1	$4,062.5
UPC SPE Notes	4.59%	—	—	1,617.1	1,933.2
UPC Holding Senior Notes	4.81%	—	—	783.1	1,211.6
Telenet Credit Facility (d)	4.79%	€555.0	543.3	3,381.7	3,558.9
Telenet Senior Secured Notes	4.81%	—	—	1,528.7	1,614.9
VM Ireland Credit Facility (e)	5.31%	€100.0	97.9	881.1	1,024.9
Vendor financing (f)	2.23%	—	—	660.8	843.2
Other (g)	4.16%	—	—	518.2	149.6
Total debt before deferred financing costs, discounts and premiums (h)	4.84%		$1,339.6	$12,857.8	$14,398.8

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	September 30, 2022	December 31, 2021
	in millions

Total debt before deferred financing costs, discounts and premiums	$12,857.8	$14,398.8
Deferred financing costs, discounts and premiums, net	(43.6)	(57.7)
Total carrying amount of debt	12,814.2	14,341.1
Finance lease obligations (note 10)	405.7	484.0
Total debt and finance lease obligations	13,219.9	14,825.1
Current maturities of debt and finance lease obligations	(716.7)	(850.3)
Long-term debt and finance lease obligations	$12,503.2	$13,974.8
_______________

(a)Represents the weighted average interest rate in effect at September 30, 2022 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.17% at September 30, 2022. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2022 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table provides our borrowing availability and amounts available to loan or distribute under each of the respective subsidiary facilities, based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, (i) at September 30, 2022 and (ii) upon completion of the relevant September 30, 2022 compliance reporting requirements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

These amounts do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to September 30, 2022, or the impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

	Availability
	September 30, 2022		Upon completion of the relevant September 30, 2022 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
UPC Holding Bank Facility	€713.4	$698.4	€713.4	$698.4
Telenet Credit Facility	€555.0	$543.3	€555.0	$543.3
VM Ireland Credit Facility	€100.0	$97.9	€100.0	$97.9

Available to loan or distribute:
UPC Holding Bank Facility	€207.9	$203.5	€303.9	$297.5
Telenet Credit Facility	€555.0	$543.3	€555.0	$543.3
VM Ireland Credit Facility	€98.2	$96.1	€89.1	$87.2

(c)Unused borrowing capacity under the UPC Holding Bank Facility relates to an equivalent €713.4 million ($698.4 million) under the UPC Revolving Facility, part of which has been made available as an ancillary facility. With the exception of €23.0 million ($22.5 million) of borrowings under the ancillary facility, the UPC Revolving Facility was undrawn at September 30, 2022.
(d)Unused borrowing capacity under the Telenet Credit Facility comprises (i) €510.0 million ($499.3 million) under the Telenet Revolving Facility I, (ii) €25.0 million ($24.5 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($19.6 million) under the Telenet Revolving Facility, each of which were undrawn at September 30, 2022.

(e)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($97.9 million) under the VM Ireland Revolving Facility, which was undrawn at September 30, 2022.

(f)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our condensed consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our condensed consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During the nine months ended September 30, 2022 and 2021, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses was $397.1 million and $1,657.5 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(g)The amount for the 2022 period includes $384.1 million of liabilities related to Telenet’s acquisition of mobile spectrum licenses. Telenet will make annual payments for the license fees over the terms of the respective licenses. For more information regarding Telenet’s acquisition of mobile spectrum licenses, see note 8.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

(h)As of September 30, 2022 and December 31, 2021, our debt had an estimated fair value of $11.7 billion and $14.5 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

Financing Transactions - General Information

At September 30, 2022, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise UPC Holding, Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during the first nine months of 2022. A portion of our financing transactions may include non-cash borrowings and repayments. During the nine months ended September 30, 2022 and 2021, non-cash borrowings and repayments aggregated nil and $2.9 billion, respectively. Unless otherwise noted, the terms and conditions of any new notes and/or credit facilities are largely consistent with those of existing notes and credit facilities of the corresponding borrowing group with regard to covenants, events of default and change of control provisions, among other items. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K.

UPC Holding Financing Transactions

In April 2022, a portion of the net proceeds from the sale of UPC Poland was used to (i) purchase and extinguish €216.5 million ($212.0 million) of the €600.0 million ($587.4 million) outstanding principal amount under UPC Facility AQ, together with accrued and unpaid interest, from the related UPCB SPE and, simultaneously, an equal amount of UPCB Finance VII Euro Notes were purchased and cancelled, (ii) purchase and cancel €205.1 million ($200.8 million) of the €594.3 million ($581.8 million) outstanding principal amount of UPC Holding 3.875% Senior Notes, (iii) purchase and cancel $82.7 million of the $535.0 million outstanding principal amount of UPC Holding 5.50% Senior Notes, (iv) purchase and extinguish $208.0 million of the $1,925.0 million outstanding principal amount under UPC Facility AX, (v) purchase and extinguish €169.5 million ($165.9 million) of the €862.5 million ($844.4 million) outstanding principal amount under UPC Facility AY and (vi) settle associated derivatives. In connection with these transactions, UPC Holding recognized an aggregate loss on debt extinguishment of $2.0 million related to (a) the net gain associated with settlement discounts of $4.7 million, (b) the write-off of $5.2 million of unamortized deferred financing costs and discounts and (c) the payment of $1.5 million of third-party costs.

In May 2022, an additional (i) €51.3 million ($50.2 million) of UPC Holding 3.875% Senior Notes were purchased and cancelled and (ii) €8.6 million ($8.4 million) under UPC Facility AQ, together with accrued and unpaid interest, was purchased and extinguished and, simultaneously, an equal amount of UPCB Finance VII Euro Notes were purchased and cancelled. In connection with these transactions, UPC Holding recognized an aggregate gain on debt extinguishment of $4.8 million related to (a) the net gain associated with settlement discounts of $5.1 million and (b) the write-off of $0.3 million of unamortized deferred financing costs.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

Maturities of Debt

Maturities of our debt as of September 30, 2022 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on September 30, 2022 exchange rates.

	UPC Holding (a)	Telenet	VM Ireland	Other	Total
	in millions

Year ending December 31:
2022 (remainder of year)	$58.7	$86.0	$—	$20.4	$165.1
2023	179.8	278.3	—	44.1	502.2
2024	—	25.1	—	14.3	39.4
2025	—	27.9	—	1.0	28.9
2026	—	29.5	—	—	29.5
2027	—	30.0	—	—	30.0
Thereafter	5,887.3	5,294.3	881.1	—	12,062.7
Total debt maturities (b)	6,125.8	5,771.1	881.1	79.8	12,857.8
Deferred financing costs, discounts and premiums, net	(26.0)	(12.0)	(5.6)	—	(43.6)
Total debt	$6,099.8	$5,759.1	$875.5	$79.8	$12,814.2
Current portion	$238.4	$355.7	$—	$50.0	$644.1
Long-term portion	$5,861.4	$5,403.4	$875.5	$29.8	$12,170.1
_______________

(a)Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)Amounts include vendor financing obligations of $660.8 million, as set forth below:

	Telenet	UPC Holding	Other	Total
	in millions

Year ending December 31:
2022 (remainder of year)	$85.4	$58.7	$20.4	$164.5
2023	257.1	179.8	44.1	481.0
2024	—	—	14.3	14.3
2025	—	—	1.0	1.0
Total vendor financing maturities	$342.5	$238.5	$79.8	$660.8
Current portion	$342.5	$238.5	$50.0	$631.0
Long-term portion	$—	$—	$29.8	$29.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2022	2021
	in millions

Balance at January 1	$843.2	$1,099.6
Vendor financing obligations of the U.K. JV Entities at January 1	—	2,805.8
Balance at January 1, including amounts classified as held for sale	843.2	3,905.4
Operating-related vendor financing additions	397.1	1,657.5
Capital-related vendor financing additions	142.9	599.6
Principal payments on operating-related vendor financing	(525.9)	(1,279.6)
Principal payments on capital-related vendor financing	(120.0)	(740.9)
Foreign currency, acquisitions and other	(76.5)	102.8
Total vendor financing obligations	660.8	4,244.8
Less: vendor financing obligations of the U.K. JV Entities	—	(3,241.3)
Balance at September 30	$660.8	$1,003.5

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities is set forth below:

	September 30, 2022	December 31, 2021
	in millions

ROU assets:
Finance leases (a)	$350.4	$426.0
Operating leases (b)	1,630.2	1,327.8
Total ROU assets	$1,980.6	$1,753.8

Lease liabilities:
Finance leases (c)	$405.7	$484.0
Operating leases (d)	1,682.9	1,364.8
Total lease liabilities	$2,088.6	$1,848.8
_______________

(a)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At September 30, 2022, the weighted average remaining lease term for finance leases was 21.6 years and the weighted average discount rate was 6.0%. During the nine months ended September 30, 2022 and 2021, we recorded

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

non-cash additions to our finance lease ROU assets of $25.8 million and $27.8 million (including amounts related to the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction), respectively.

(b)Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At September 30, 2022, the weighted average remaining lease term for operating leases was 13.3 years and the weighted average discount rate was 5.7%. During the nine months ended September 30, 2022 and 2021, we recorded non-cash additions to our operating lease ROU assets of $670.0 million and $67.4 million (including amounts related to the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction), respectively. For additional information regarding the non-cash additions to our operating lease ROU assets during the nine months ended September 30, 2022 related to the Telenet Tower Lease Agreement, see note 4.

(c)The current and long-term portions of our finance lease liabilities are included within current portion of debt and finance lease obligations and long-term debt and finance lease obligations, respectively, on our condensed consolidated balance sheets.

(d)The current portions of our operating lease liabilities are included within other accrued and current liabilities on our condensed consolidated balance sheets. For additional information regarding the increase in our operating lease liabilities during the nine months ended September 30, 2022 related to the Telenet Tower Lease Agreement, see note 4.

A summary of our aggregate lease expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Finance lease expense:
Depreciation and amortization	$14.7	$17.2	$49.5	$55.8
Interest expense	6.4	7.2	20.3	23.9
Total finance lease expense	21.1	24.4	69.8	79.7
Operating lease expense (a)	56.1	38.5	168.8	164.7
Short-term lease expense (a)	1.0	1.1	3.1	4.0
Variable lease expense (b)	0.2	0.4	1.7	1.6
Total lease expense	$78.4	$64.4	$243.4	$250.0
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

A summary of our cash outflows from operating and finance leases is set forth below:

	Nine months ended September 30,
	2022	2021
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$163.7	$164.1
Operating cash outflows from finance leases (interest component)	20.3	23.9
Financing cash outflows from finance leases (principal component)	46.5	59.0
Total cash outflows from operating and finance leases	$230.5	$247.0

Maturities of our operating and finance lease liabilities as of September 30, 2022 are presented below. Amounts represent U.S. dollar equivalents based on September 30, 2022 exchange rates:

	Operating leases	Finance leases
	in millions

Year ending December 31:
2022 (remainder of year)	$60.3	$23.0
2023	183.4	92.4
2024	169.4	58.9
2025	160.4	55.5
2026	153.3	51.0
2027	146.8	46.1
Thereafter	1,323.8	198.8
Total payments	2,197.4	525.7
Less: present value discount	(514.5)	(120.0)
Present value of lease payments	$1,682.9	$405.7
Current portion	$132.6	$72.6
Long-term portion	$1,550.3	$333.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

(11)    Income Taxes

Income tax expense attributable to our earnings from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Computed “expected” tax expense (a)	$(474.3)	$(60.4)	$(1,139.8)	$(2,533.3)
Non-deductible or non-taxable foreign currency exchange results	334.7	88.9	729.7	169.7
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b)	103.7	99.3	364.1	75.1
International rate differences (c)	(33.9)	(39.5)	(150.3)	(81.1)
Non-deductible or non-taxable interest and other items	(19.6)	(12.3)	(85.8)	(50.7)
Change in valuation allowances	11.8	(19.1)	47.4	(107.6)
Tax benefit associated with technology innovation	5.1	5.7	16.4	17.2
Recognition of previously unrecognized tax benefits	—	—	—	20.5
Non-taxable gain (adjustment to gain) associated with the U.K. JV Transaction	—	(66.0)	—	2,050.2
Other, net	7.7	1.2	8.7	(4.2)
Total income tax expense	$(64.8)	$(2.2)	$(209.6)	$(444.2)
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
On August 16, 2022, the Inflation Reduction Act was signed into law in the U.S. Although this legislation does not increase the U.S. corporate income tax rate, it includes, among other provisions, a new corporate alternative minimum tax (CAMT) effective for tax years beginning after December 31, 2022. We do not anticipate the CAMT will have a material impact on our consolidated financial statements and have elected to disregard our CAMT status when evaluating our deferred tax assets under the regular U.S. tax system.

As of September 30, 2022, our unrecognized tax benefits were $431.9 million, of which $409.4 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors. During the next 12 months, we expect an $11.0 million reduction to our unrecognized tax benefits related to tax positions taken as of September 30, 2022, substantially none of which would have a favorable impact on our effective income tax rate if ultimately recognized. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

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

On October 7, 2022, the U.S. Department of Justice filed suit against Liberty Global, Inc. (LGI), a wholly owned U.S. subsidiary of Liberty Global, in the U.S. District Court of Colorado for unpaid federal income taxes and penalties for the 2018 tax year of approximately $284 million. This action by the U.S. Department of Justice is related to the November 2020 complaint filed by LGI in the District Court of Colorado seeking a refund of approximately $110 million of taxes, penalties and interest associated with the application of certain temporary Treasury regulations issued in June 2019. No amounts have been accrued by LGI with respect to this matter. We will vigorously defend this matter and continue to actively pursue our claim for refund.

(12)    Equity

Share Repurchases. During the nine months ended September 30, 2022, we repurchased (i) 3,856,700 shares of our Class A ordinary shares at an average price per share of $21.55 and (ii) 62,747,813 shares of our Class C ordinary shares at an average price per share of $23.97, for an aggregate purchase price of $1,587.3 million, including direct acquisition costs.

As of September 30, 2022, we have repurchased all of the shares authorized under the original share buyback plan for 2022. In July 2022, our board of directors authorized an additional $400.0 million for 2022 share repurchases and we have $114.6 million of that additional authorized amount remaining as of September 30, 2022. In addition, we are authorized to repurchase 10% of our shares during 2023 based on the total number of our outstanding shares as of December 31, 2022.

(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Liberty Global:
Non-performance based incentive awards (a)	$31.4	$31.4	$96.5	$116.2
Performance-based incentive awards (b)	—	11.9	7.1	50.3
Other (c)	9.7	7.8	22.3	22.2
Total Liberty Global	41.1	51.1	125.9	188.7
Other	1.6	6.9	17.5	31.9
Total	$42.7	$58.0	$143.4	$220.6
Included in:
Other operating expense	$1.0	$1.6	$3.4	$10.4
SG&A expense	41.7	56.4	140.0	210.2
Total	$42.7	$58.0	$143.4	$220.6
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
September 30, 2022
(unaudited)

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

The following table provides the aggregate number of options, SARs and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of September 30, 2022:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price

Held by Liberty Global employees:
Outstanding	25,412,528	$26.92	59,394,995	$26.07
Exercisable	18,025,425	$28.16	38,810,843	$27.06

Held by former Liberty Global employees (b):
Outstanding	1,657,050	$31.31	3,812,478	$29.59
Exercisable	1,578,680	$31.75	3,655,773	$29.92
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

The following table provides the aggregate number of restricted share units (RSUs) that were outstanding as of September 30, 2022. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class B	Class C

Held by Liberty Global employees	2,030,337	7,890	4,060,073
Held by Former Liberty Global employees (a)	32,813	—	66,834

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

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

	Vesting date	September 30, 2022
		in millions

2021 Ventures Incentive Plan	March 2024	$16.0
2022 Ventures Incentive Plan	March 2025	9.6
Total		$25.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

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

The details of our basic and diluted weighted average ordinary shares outstanding are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Weighted average ordinary shares outstanding (basic EPS computation)	477,176,983	551,973,418	499,476,564	561,295,200
Incremental shares attributable to the assumed exercise of outstanding options and SARs and the release of RSUs and PSUs upon vesting (treasury stock method)	5,338,957	13,071,058	8,403,044	13,131,584
Weighted average ordinary shares outstanding (diluted EPS computation)	482,515,940	565,044,476	507,879,608	574,426,784

The calculation of diluted EPS excludes aggregate options, SARs and RSUs of 80.4 million and 51.5 million for the three months ended September 30, 2022 and 2021, respectively, and a total of 60.1 million and 51.5 million for the nine months ended September 30, 2022 and 2021, respectively, because their effect would have been anti-dilutive.

The details of our net earnings from continuing operations attributable to Liberty Global shareholders is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Earnings from continuing operations	$2,431.7	$315.6	$5,789.6	$12,889.2
Net earnings from continuing operations attributable to noncontrolling interests	(83.7)	(41.6)	(500.2)	(142.8)
Net earnings from continuing operations attributable to Liberty Global shareholders	$2,348.0	$274.0	$5,289.4	$12,746.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

(15)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, purchases of customer premises and other equipment and services, programming contracts and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of September 30, 2022. The commitments included in this table do not reflect any liabilities that are included on our September 30, 2022 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2022
		2023	2024	2025	2026	2027	Thereafter	Total
	in millions

Network and connectivity commitments	$65.3	$192.9	$153.6	$113.4	$68.9	$65.4	$757.8	$1,417.3
Purchase commitments	172.1	259.3	51.0	29.5	13.1	0.9	0.5	526.4
Programming commitments	48.3	129.5	110.6	67.1	44.6	17.3	—	417.4
Other commitments	27.4	56.8	31.8	32.4	32.0	26.1	108.1	314.6
Total	$313.1	$638.5	$347.0	$242.4	$158.6	$109.7	$866.4	$2,675.7

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network and (ii) certain network capacity arrangements in Switzerland. Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table.

Purchase commitments include unconditional and legally binding obligations related to (i) certain service-related commitments, including information technology, maintenance and call center services and (ii) the purchase of customer premises, network and other equipment.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $368.8 million and $957.9 million (including amounts related to the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction) during the nine months ended September 30, 2022 and 2021, respectively.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2022 and 2021, see note 6.

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
September 30, 2022
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

Legal and Regulatory Proceedings and Other Contingencies

Interkabel Acquisition. On November 26, 2007, Telenet and four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers, to Telenet. Subsequently, Telenet and the PICs entered into a binding agreement (the 2008 PICs Agreement), which closed effective October 1, 2008. Beginning in December 2007, Proximus NV/SA (Proximus), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements. Proximus lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Proximus in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008. Proximus brought an appeal judgment before the Belgian Supreme Court, which confirmed the appeal judgment in September 2010. On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Proximus’ request for the rescission of the agreement-in-principle and the 2008 PICs Agreement. On June 12, 2009, Proximus appealed this judgment to the Court of Appeal of Antwerp. In this appeal, Proximus also sought compensation for damages. While these proceedings were suspended indefinitely, other proceedings were initiated, which resulted in a ruling by the Belgian Council of State in May 2014 annulling (i) the decision of the PICs not to organize a public market consultation and (ii) the decision from the PICs’ board of directors to approve the 2008 PICs Agreement. In December 2015, Proximus resumed the civil proceedings pending with the Court of Appeal of Antwerp seeking to have the 2008 PICs Agreement annulled and claiming damages of €1.4 billion ($1.4 billion). On December 18, 2017, the Court of Appeal of Antwerp rejected Proximus’ claim in its entirety. On June 28, 2019, Proximus brought this appeal judgment before the Belgian Supreme Court. On January 22, 2021, the Belgian Supreme Court partially annulled the judgment of the Court of Appeal of Antwerp. The case was referred to the Court of Appeal of Brussels and is currently pending with this Court which will need to make a new decision on the matter within the boundaries of the annulment by the Belgian Supreme Court. It is likely that it will take the Court of Appeal of Brussels several years to decide on the matter.

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
September 30, 2022
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

Belgium Regulatory Developments. In June 2018, the Belgisch Instituut voor Post en Telecommunicatie and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) adopted a new decision finding that Telenet has significant market power in the wholesale broadband market (the 2018 Decision). The 2018 Decision imposes on Telenet the obligations to (i) provide third-party operators with access to the digital television platform (including basic digital video and analog video) and (ii) make available to third-party operators a bitstream offer of broadband internet access (including fixed-line telephony as an option). Unlike prior decisions, the 2018 Decision no longer applies “retail minus” pricing on Telenet; however, as of August 1, 2018, this decision imposed a 17% interim price reduction in monthly wholesale cable access prices. On July 5, 2019, the Belgium Regulatory Authorities published for consultation a draft decision regarding “reasonable access tariffs” that would replace the interim prices. On May 26, 2020, the Belgium Regulatory Authorities adopted a final decision regarding the “reasonable access tariffs” (the 2020 Decision) that represents, for example, a decrease of 11.5% as compared to the interim rates for a 100 Mbps offer combined with television. These rates are expected to evolve over time due to, among other reasons, broadband capacity usage. The 2020 Decision became effective on July 1, 2020.

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

UPC Austria Matter. On July 31 2018, we completed the sale of our Austrian operations, “UPC Austria,” to Deutsche Telekom AG (Deutsche Telekom). In October 2019, we received notification under the terms of the relevant acquisition agreements from Deutsche Telekom and its subsidiary, T-Mobile Austria Holding GmbH, (together, the UPC Austria Sale Counterparties), asserting claims that totaled €126.3 million ($123.6 million), plus interest, as of June 30, 2022. In July 2022, we agreed with the UPC Austria Sale Counterparties to resolve the matter, the terms of which were not material to us and were accrued in our condensed consolidated financial statements during the second quarter of 2022.

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
September 30, 2022
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
September 30, 2022
(unaudited)

As of September 30, 2022, our reportable segments are as follows:

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

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted EBITDA. As we have the ability to control Telenet, we consolidate 100% of Telenet’s revenue and expenses in our condensed consolidated statements of operations despite the fact that third parties own a significant interest. The noncontrolling owners’ interests in the operating results of Telenet and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. Similarly, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the VodafoneZiggo JV, we present 100% of the revenue and Adjusted EBITDA of those entities in the tables below. Our share of the operating results of the VMO2 JV and the VodafoneZiggo JV is included in share of results of affiliates, net, in our condensed consolidated statements of operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Switzerland	$789.8	$830.2	$2,377.3	$2,497.4
Belgium	665.1	755.4	2,078.6	2,302.9
Ireland	116.1	136.0	365.4	406.2
U.K. (a)	—	—	—	2,736.4
Central and Other	177.4	181.4	539.4	458.7
Intersegment eliminations	(2.1)	(1.6)	(6.9)	(11.1)
Total	$1,746.3	$1,901.4	$5,353.8	$8,390.5

VMO2 JV (b)	$3,042.1	$3,614.0	$9,642.7	$4,822.5
VodafoneZiggo JV	$1,041.7	$1,206.1	$3,237.3	$3,638.4
_______________

(a)The amount for the 2021 nine-month period represents the revenue of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

(b)The amount for the 2021 nine-month period represents the revenue of the VMO2 JV for the period from June 1, 2021 through September 30, 2021.

	Adjusted EBITDA
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Switzerland	$302.5	$330.8	$880.2	$910.9
Belgium	318.7	369.1	989.4	1,130.5
Ireland	49.6	59.1	152.5	160.7
U.K. (a)	—	—	—	1,085.3
Central and Other	(6.8)	1.5	(23.6)	(15.8)
Intersegment eliminations (b)	—	(2.0)	(0.4)	1.6
Total	$664.0	$758.5	$1,998.1	$3,273.2

VMO2 JV (c)	$1,060.5	$1,180.3	$3,515.2	$1,591.3
VodafoneZiggo JV	$501.4	$578.1	$1,530.1	$1,713.4
_______________

(a)The amount for the 2021 nine-month period represents the Adjusted EBITDA of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

(b)Amounts relate to transactions between our continuing and discontinued operations.

(c)The amount for the 2021 nine-month period represents the Adjusted EBITDA of the VMO2 JV for the period from June 1, 2021 through September 30, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

The following table provides a reconciliation of earnings from continuing operations to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Earnings from continuing operations	$2,431.7	$315.6	$5,789.6	$12,889.2
Income tax expense	64.8	2.2	209.6	444.2
Other income, net	(21.7)	(8.2)	(60.2)	(25.6)
Gain on AtlasEdge JV Transactions	—	(213.7)	—	(213.7)
(Gain) adjustment to gain on U.K. JV Transaction	—	347.3	—	(10,790.7)
Gain on Telenet Tower Sale	(7.1)	—	(700.4)	—
Share of results of affiliates, net	(501.0)	29.2	(812.6)	35.6
Losses (gains) on debt extinguishment, net	—	—	(2.8)	90.6
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	2.1	109.4	207.7	(373.3)
Foreign currency transaction gains, net	(1,462.7)	(422.4)	(3,186.4)	(857.6)
Realized and unrealized gains on derivative instruments, net	(546.9)	(199.3)	(1,669.1)	(707.4)
Interest expense	149.7	140.9	416.8	748.1
Operating income	108.9	101.0	192.2	1,239.4
Impairment, restructuring and other operating items, net	6.4	17.2	74.1	68.4
Depreciation and amortization	506.0	582.3	1,588.4	1,744.8
Share-based compensation expense	42.7	58.0	143.4	220.6
Adjusted EBITDA	$664.0	$758.5	$1,998.1	$3,273.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
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

	Nine months ended September 30,
	2022	2021
	in millions

Switzerland	$395.8	$413.1
Belgium	433.9	424.5
Ireland	83.4	61.9
U.K. (a)	—	557.4
Central and Other (b)	176.5	226.9
Total property and equipment additions	1,089.6	1,683.8
Assets acquired under capital-related vendor financing arrangements	(142.9)	(599.6)
Assets acquired under finance leases	(25.8)	(27.8)
Changes in current liabilities related to capital expenditures	8.4	58.0
Total capital expenditures, net	$929.3	$1,114.4

Property and equipment additions:
VMO2 JV (c)	$2,053.7	$898.8
VodafoneZiggo JV	$683.7	$705.0
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

(c)The 2021 amount represents the property and equipment additions of the VMO2 JV for the period from June 1, 2021 through September 30, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2022
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$336.1	$366.4	$1,037.5	$2,008.5
Video	261.3	302.6	817.2	1,537.5
Fixed-line telephony	91.6	111.4	291.1	732.5
Total subscription revenue	689.0	780.4	2,145.8	4,278.5
Non-subscription revenue	21.4	25.5	74.2	127.9
Total residential fixed revenue	710.4	805.9	2,220.0	4,406.4
Residential mobile revenue (c):
Subscription revenue (b)	356.5	376.0	1,056.7	1,271.3
Non-subscription revenue	126.8	150.0	387.9	627.2
Total residential mobile revenue	483.3	526.0	1,444.6	1,898.5
Total residential revenue	1,193.7	1,331.9	3,664.6	6,304.9
B2B revenue (d):
Subscription revenue	127.4	139.1	387.6	482.1
Non-subscription revenue	214.0	207.4	644.7	1,011.3
Total B2B revenue	341.4	346.5	1,032.3	1,493.4
Other revenue (e)	211.2	223.0	656.9	592.2
Total	$1,746.3	$1,901.4	$5,353.8	$8,390.5
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
September 30, 2022
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

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Switzerland	$789.8	$830.2	$2,377.3	$2,497.4
Belgium	665.1	755.4	2,078.6	2,302.9
Ireland	116.1	136.0	365.4	406.2
Slovakia	12.0	12.9	37.3	39.1
U.K. (a)	—	—	—	2,736.4
Other, including intersegment eliminations	163.3	166.9	495.2	408.5
Total	$1,746.3	$1,901.4	$5,353.8	$8,390.5

VMO2 JV (U.K.) (b)	$3,042.1	$3,614.0	$9,642.7	$4,822.5
VodafoneZiggo JV (Netherlands)	$1,041.7	$1,206.1	$3,237.3	$3,638.4
______________

(a)The amount for the 2021 nine-month period represents the revenue of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

(b)The amount for the 2021 nine-month period represents the revenue of the VMO2 JV for the period from June 1, 2021 through September 30, 2021.

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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2022 and 2021.
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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2022.
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
•consumer disposable income and spending levels, including the availability and amount of individual consumer debt, as a result of, among other things, inflationary pressures;
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
•our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers as a result of, among other things, inflationary pressures;
•the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;
•changes in, or failure or inability to comply with, government regulations and legislation in the countries in which we or our affiliates operate and adverse outcomes from regulatory proceedings;
•government intervention that requires opening our broadband distribution networks to competitors, such as the obligations imposed in Belgium, as well as any changes to our accreditations or licenses;
•our ability to obtain regulatory approval and shareholder approval and satisfy other conditions necessary to close acquisitions and dispositions and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions;
•our or our joint ventures’ ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from, and implement business plans with respect to, businesses acquired or expected to be acquired;
•changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.K., the U.S. or in other countries in which we or our affiliates operate;
•changes in laws, monetary policies and government regulations that may impact the availability and cost of capital and the derivative instruments that hedge certain of our financial risks;
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

Operations

At September 30, 2022, our continuing operations owned and operated networks that passed 7,527,000 homes and served 4,089,900 fixed-line customers and 5,830,200 mobile subscribers.

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

The global COVID-19 pandemic continues to impact the economies of the countries in which we operate. However, during the third quarter of 2022, the impact on our company continued to be relatively minimal as demand for our products and services remained strong. It is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting from the preventative measures taken to contain or mitigate its outbreak, therefore no assurance can be given that an extended period of global economic disruption would not have a material adverse impact on our business, financial condition and results of operations in future periods.

We are subject to inflationary pressures with respect to labor, programming and other operating costs, including energy costs. In this regard, inflation rates in the countries in which we operate have recently increased, and in most countries such increases have been significant. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on our operating results, cash flows and liquidity. The economic environment in the respective countries in which we operate is a function of government, economic, fiscal and monetary policies and various other factors beyond our control that could lead to further inflation. We are unable to predict the extent that price levels might be impacted in future periods by the current state of the economies in the countries in which we operate.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended September 30, 2022 was to the euro and Swiss franc, as 53.6% and 45.2% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro and Swiss franc, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our consolidated reportable segments for the three and nine months ended September 30, 2022 and 2021. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our consolidated reportable segments for the three and nine months ended September 30, 2022 and 2021 at the end of this section.

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

The following table provides a reconciliation of earnings from continuing operations to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Earnings from continuing operations	$2,431.7	$315.6	$5,789.6	$12,889.2
Income tax expense	64.8	2.2	209.6	444.2
Other income, net	(21.7)	(8.2)	(60.2)	(25.6)
Gain on AtlasEdge JV Transactions	—	(213.7)	—	(213.7)
(Gain) adjustment to gain on U.K. JV Transaction	—	347.3	—	(10,790.7)
Gain on Telenet Tower Sale	(7.1)	—	(700.4)	—
Share of results of affiliates, net	(501.0)	29.2	(812.6)	35.6
Losses (gains) on debt extinguishment, net	—	—	(2.8)	90.6
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	2.1	109.4	207.7	(373.3)
Foreign currency transaction gains, net	(1,462.7)	(422.4)	(3,186.4)	(857.6)
Realized and unrealized gains on derivative instruments, net	(546.9)	(199.3)	(1,669.1)	(707.4)
Interest expense	149.7	140.9	416.8	748.1
Operating income	108.9	101.0	192.2	1,239.4
Impairment, restructuring and other operating items, net	6.4	17.2	74.1	68.4
Depreciation and amortization	506.0	582.3	1,588.4	1,744.8
Share-based compensation expense	42.7	58.0	143.4	220.6
Adjusted EBITDA	$664.0	$758.5	$1,998.1	$3,273.2

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

Revenue

	Three months ended September 30,		Decrease		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$789.8	$830.2	$(40.4)	(4.9)	$12.7	1.5
Belgium	665.1	755.4	(90.3)	(12.0)	23.7	3.1
Ireland	116.1	136.0	(19.9)	(14.6)	—	—
Central and Other	177.4	181.4	(4.0)	(2.2)	40.7	22.4
Intersegment eliminations	(2.1)	(1.6)	(0.5)	N.M.	(0.5)	N.M.
Total	$1,746.3	$1,901.4	$(155.1)	(8.2)	$76.6	4.1

	Nine months ended September 30,		Increase (decrease)		Organic increase
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$2,377.3	$2,497.4	$(120.1)	(4.8)	$19.0	0.7
Belgium	2,078.6	2,302.9	(224.3)	(9.7)	34.7	1.5
Ireland	365.4	406.2	(40.8)	(10.0)	4.5	1.1
U.K. (a)	—	2,736.4	(2,736.4)	(100.0)	—	—
Central and Other	539.4	458.7	80.7	17.6	52.3	11.4
Intersegment eliminations	(6.9)	(11.1)	4.2	N.M.	4.2	N.M.
Total	$5,353.8	$8,390.5	$(3,036.7)	(36.2)	$114.7	2.0
_______________

N.M. — Not Meaningful.

(a)The 2021 amount represents the revenue of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

Switzerland. The details of the decreases in Switzerland’s revenue during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(1.8)	$—	$(1.8)	$(3.7)	$—	$(3.7)
ARPU	(11.2)	—	(11.2)	(30.8)	—	(30.8)
Decrease in residential fixed non-subscription revenue	—	(0.4)	(0.4)	—	(5.9)	(5.9)
Total decrease in residential fixed revenue	(13.0)	(0.4)	(13.4)	(34.5)	(5.9)	(40.4)
Increase in residential mobile revenue (a)	5.1	8.7	13.8	28.5	9.6	38.1
Increase in B2B revenue (b)	0.4	14.4	14.8	1.1	30.0	31.1
Decrease in other revenue	—	(2.5)	(2.5)	—	(9.8)	(9.8)
Total organic increase (decrease)	(7.5)	20.2	12.7	(4.9)	23.9	19.0
Impact of acquisitions	—	(11.4)	(11.4)	—	(34.6)	(34.6)
Impact of FX	(30.4)	(11.3)	(41.7)	(76.5)	(28.0)	(104.5)
Total	$(37.9)	$(2.5)	$(40.4)	$(81.4)	$(38.7)	$(120.1)
_______________

(a)The increases in residential mobile subscription revenue are primarily attributable to increases in the average number of mobile subscribers. The increases in residential mobile non-subscription revenue are primarily due to increases in revenue from handset sales.

(b)The increases in B2B non-subscription revenue are primarily attributable to the net effect of (i) higher revenue from wholesale services and (ii) lower revenue from telephony services.

Belgium. The details of the decreases in Belgium’s revenue during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(3.1)	$—	$(3.1)	$(12.5)	$—	$(12.5)
ARPU	7.1	—	7.1	(0.4)	—	(0.4)
Increase (decrease) in residential fixed non-subscription revenue	—	(0.5)	(0.5)	—	1.4	1.4
Total increase (decrease) in residential fixed revenue	4.0	(0.5)	3.5	(12.9)	1.4	(11.5)
Increase (decrease) in residential mobile revenue (a)	6.7	(9.9)	(3.2)	23.3	(30.8)	(7.5)
Increase in B2B revenue (b)	5.8	13.8	19.6	13.6	36.2	49.8
Increase in other revenue	—	3.8	3.8	—	3.9	3.9
Total organic increase	16.5	7.2	23.7	24.0	10.7	34.7
Impact of dispositions	—	(0.2)	(0.2)	—	(0.6)	(0.6)
Impact of FX	(86.4)	(27.4)	(113.8)	(194.2)	(64.2)	(258.4)
Total	$(69.9)	$(20.4)	$(90.3)	$(170.2)	$(54.1)	$(224.3)
_______________

(a)The increases in residential mobile subscription revenue are primarily attributable to increases in ARPU. The decreases in residential mobile non-subscription revenue are primarily due to lower interconnect revenue.

(b)The increases in B2B subscription revenue are primarily due to increases in ARPU. The increases in B2B non-subscription revenue are primarily attributable to increases in interconnect revenue and higher revenue from wholesale services.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see Legal and Regulatory Proceedings and Other Contingencies — Belgium Regulatory Developments in note 15 to our condensed consolidated financial statements.

Ireland. The details of the decreases in Ireland’s revenue during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(2.2)	$—	$(2.2)	$(5.7)	$—	$(5.7)
ARPU	2.5	—	2.5	5.2	—	5.2
Decrease in residential fixed non-subscription revenue	—	(0.1)	(0.1)	—	(0.4)	(0.4)
Total increase (decrease) in residential fixed revenue	0.3	(0.1)	0.2	(0.5)	(0.4)	(0.9)
Increase (decrease) in residential mobile revenue	0.8	(0.1)	0.7	2.9	(0.2)	2.7
Increase in B2B revenue	0.3	0.9	1.2	0.8	1.1	1.9
Increase (decrease) in other revenue	—	(2.1)	(2.1)	—	0.8	0.8
Total organic increase (decrease)	1.4	(1.4)	—	3.2	1.3	4.5
Impact of FX	(14.7)	(5.2)	(19.9)	(34.2)	(11.1)	(45.3)
Total	$(13.3)	$(6.6)	$(19.9)	$(31.0)	$(9.8)	$(40.8)

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$302.5	$330.8	$(28.3)	(8.6)	$(6.6)	(2.3)
Belgium	318.7	369.1	(50.4)	(13.7)	17.1	4.8
Ireland	49.6	59.1	(9.5)	(16.1)	(1.2)	(2.0)
Central and Other	(6.8)	1.5	(8.3)	N.M.	4.2	N.M.
Intersegment eliminations	—	(2.0)	2.0	N.M.	2.0	N.M.
Total	$664.0	$758.5	$(94.5)	(12.5)	$15.5	2.1

	Nine months ended September 30,		Decrease		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$880.2	$910.9	$(30.7)	(3.4)	$20.7	2.3
Belgium	989.4	1,130.5	(141.1)	(12.5)	(4.2)	(0.4)
Ireland	152.5	160.7	(8.2)	(5.1)	10.6	6.6
U.K. (a)	—	1,085.3	(1,085.3)	(100.0)	—	—
Central and Other	(23.6)	(15.8)	(7.8)	(49.4)	(49.3)	N.M.
Intersegment eliminations	(0.4)	1.6	(2.0)	N.M.	(2.0)	N.M.
Total	$1,998.1	$3,273.2	$(1,275.1)	(39.0)	$(24.2)	(1.1)
_______________

N.M. — Not Meaningful.

(a)The 2021 amount represents the Adjusted EBITDA of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Switzerland	38.3%	39.8%	37.0%	36.5%
Belgium	47.9%	48.9%	47.6%	49.1%
Ireland	42.7%	43.5%	41.7%	39.6%

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
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$336.1	$366.4	$(30.3)	(8.3)	$10.6	2.9
Video	261.3	302.6	(41.3)	(13.6)	(10.5)	(3.5)
Fixed-line telephony	91.6	111.4	(19.8)	(17.8)	(8.4)	(7.5)
Total subscription revenue	689.0	780.4	(91.4)	(11.7)	(8.3)	(1.1)
Non-subscription revenue	21.4	25.5	(4.1)	(16.1)	(1.1)	(4.4)
Total residential fixed revenue	710.4	805.9	(95.5)	(11.9)	(9.4)	(1.2)
Residential mobile revenue (c):
Subscription revenue (b)	356.5	376.0	(19.5)	(5.2)	12.6	3.4
Non-subscription revenue	126.8	150.0	(23.2)	(15.5)	(1.2)	(0.9)
Total residential mobile revenue	483.3	526.0	(42.7)	(8.1)	11.4	2.2
Total residential revenue	1,193.7	1,331.9	(138.2)	(10.4)	2.0	0.2
B2B revenue (d):
Subscription revenue	127.4	139.1	(11.7)	(8.4)	6.3	4.5
Non-subscription revenue	214.0	207.4	6.6	3.2	30.3	14.6
Total B2B revenue	341.4	346.5	(5.1)	(1.5)	36.6	10.6
Other revenue (e)	211.2	223.0	(11.8)	(5.3)	38.0	17.0
Total	$1,746.3	$1,901.4	$(155.1)	(8.2)	$76.6	4.1

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$1,037.5	$2,008.5	$(971.0)	(48.3)	$31.7	2.9
Video	817.2	1,537.5	(720.3)	(46.8)	(44.8)	(4.8)
Fixed-line telephony	291.1	732.5	(441.4)	(60.3)	(33.7)	(9.6)
Total subscription revenue	2,145.8	4,278.5	(2,132.7)	(49.8)	(46.8)	(2.0)
Non-subscription revenue	74.2	127.9	(53.7)	(42.0)	(4.8)	(5.7)
Total residential fixed revenue	2,220.0	4,406.4	(2,186.4)	(49.6)	(51.6)	(2.1)
Residential mobile revenue (c):
Subscription revenue (b)	1,056.7	1,271.3	(214.6)	(16.9)	54.7	5.1
Non-subscription revenue	387.9	627.2	(239.3)	(38.2)	(21.3)	(4.9)
Total residential mobile revenue	1,444.6	1,898.5	(453.9)	(23.9)	33.4	2.2
Total residential revenue	3,664.6	6,304.9	(2,640.3)	(41.9)	(18.2)	(0.5)
B2B revenue (d):
Subscription revenue	387.6	482.1	(94.5)	(19.6)	15.4	3.7
Non-subscription revenue	644.7	1,011.3	(366.6)	(36.3)	67.5	10.7
Total B2B revenue	1,032.3	1,493.4	(461.1)	(30.9)	82.9	7.9
Other revenue (e)	656.9	592.2	64.7	10.9	50.0	8.4
Total	$5,353.8	$8,390.5	$(3,036.7)	(36.2)	$114.7	2.0
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $32.8 million and $46.3 million during the three months ended September 30, 2022 and 2021, respectively, and $106.9 million and $181.8 million during the nine months ended September 30, 2022 and 2021, respectively.

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

Total revenue. Our consolidated revenue decreased $155.1 million or 8.2% and $3,036.7 million or 36.2% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. The decrease for the nine-month comparison includes a decrease of $2,736.4 million attributable to the impact of the U.K. JV Transaction. On an organic basis, our consolidated revenue increased $76.6 million or 4.1% and $114.7 million or 2.0%, respectively.

Residential revenue. The details of the decreases in our consolidated residential revenue during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021, are as follows:

	Three-month period	Nine-month period
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(7.6)	$(23.3)
ARPU	(0.7)	(23.5)
Decrease in residential fixed non-subscription revenue	(1.1)	(4.8)
Total decrease in residential fixed revenue	(9.4)	(51.6)
Increase in residential mobile subscription revenue	12.6	54.7
Decrease in residential mobile non-subscription revenue	(1.2)	(21.3)
Total organic increase (decrease) in residential revenue	2.0	(18.2)
Impact of acquisitions and dispositions	(11.6)	(2,321.8)
Impact of FX	(128.6)	(300.3)
Total decrease in residential revenue	$(138.2)	$(2,640.3)

On an organic basis, our consolidated residential fixed subscription revenue decreased $8.3 million or 1.1% and $46.8 million or 2.0% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021, primarily attributable to decreases in Switzerland and, for the nine-month comparison, Belgium.

On an organic basis, our consolidated residential fixed non-subscription revenue decreased $1.1 million or 4.4% and $4.8 million or 5.7% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021, primarily due to decreases in Switzerland.

On an organic basis, our consolidated residential mobile subscription revenue increased $12.6 million or 3.4% and $54.7 million or 5.1% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021, primarily attributable to increases in Switzerland and Belgium.

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $1.2 million or 0.9% and $21.3 million or 4.9% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021, primarily due to decreases in Belgium, partially offset by increases in Switzerland.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $6.3 million or 4.5% and $15.4 million or 3.7% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021, primarily attributable to increases in Belgium.

On an organic basis, our consolidated B2B non-subscription revenue increased $30.3 million or 14.6% and $67.5 million or 10.7% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021, primarily due to increases in Switzerland and Belgium.

Other revenue. On an organic basis, our consolidated other revenue increased $38.0 million or 17.0% and $50.0 million or 8.4% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021, primarily attributable to the net effect of (i) increases in Central and Other related to (a) revenue earned from the sale of customer premises equipment to the VodafoneZiggo JV and (b) revenue associated with transitional and other services provided and (ii) decreases in revenue earned from the NL JV Services.

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

The details of our programming and other direct costs of services are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$246.1	$254.4	$(8.3)	(3.3)	$13.3	5.4
Belgium	141.9	170.0	(28.1)	(16.5)	(3.8)	(2.2)
Ireland	29.2	35.1	(5.9)	(16.8)	(0.8)	(2.3)
Central and Other	68.4	62.1	6.3	10.1	22.2	35.7
Intersegment eliminations	(1.3)	0.8	(2.1)	N.M.	(2.1)	N.M.
Total	$484.3	$522.4	$(38.1)	(7.3)	$28.8	5.7

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$734.8	$801.0	$(66.2)	(8.3)	$(7.1)	(0.9)
Belgium	465.2	518.3	(53.1)	(10.2)	3.9	0.8
Ireland	97.4	117.3	(19.9)	(17.0)	(7.9)	(6.8)
U.K. (a)	—	868.1	(868.1)	(100.0)	—	—
Central and Other	207.0	145.0	62.0	42.8	59.5	41.0
Intersegment eliminations	(2.7)	(4.0)	1.3	N.M.	1.3	N.M.
Total	$1,501.7	$2,445.7	$(944.0)	(38.6)	$49.7	3.2
_______________

N.M. — Not Meaningful.

(a)The 2021 amount represents the programming and other direct costs of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

Our programming and other direct costs of services decreased $38.1 million or 7.3% and $944.0 million or 38.6% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. The decrease for the nine-month comparison includes a decrease of $868.1 million attributable to the impact of the U.K. JV Transaction. On an organic basis, our programming and other direct costs of services increased $28.8 million or 5.7% and $49.7 million or 3.2%, respectively. These increases are primarily due to the net effect of the following factors:

•Increases in costs of $20.8 million and $53.5 million, respectively, in Central and Other related to the sale of customer premises equipment to the VodafoneZiggo JV;

•Decreases in programming and copyright costs of $4.7 million or 3.7% and $21.1 million or 4.8%, respectively, attributable to lower costs for certain premium and/or basic content. The decrease for the three-month comparison is primarily due to Belgium and the decrease for the nine-month comparison is primarily due to Switzerland and Ireland;

•An increase (decrease) in interconnect and access costs of $5.7 million or 2.8% and ($10.9 million) or (1.8%), respectively, primarily due to the net effect of (i) higher leased tower costs in Switzerland, (ii) for the nine-month comparison, lower MVNO costs in Switzerland, and (iii) lower interconnect and mobile roaming costs in Switzerland and Belgium;

•For the nine-month comparison, an increase of $8.6 million associated with the impact of the classification of costs in connection with the U.K. JV Services provided by Central and Other, which, subsequent to the completion of the U.K. JV Transaction, are classified as direct costs of services. This increase was fully offset by a corresponding decrease in various SG&A expense categories within Central and Other, most notably personnel costs; and

•For the nine-month comparison, an increase in mobile handset and other device costs of $7.8 million or 3.1%, largely due to higher sales volumes in Switzerland.

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
The details of our other operating expenses are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$109.0	$101.7	$7.3	7.2	$15.8	16.0
Belgium	111.4	113.1	(1.7)	(1.5)	4.5	3.6
Ireland	21.2	22.5	(1.3)	(5.8)	2.4	10.7
Central and Other	32.8	41.5	(8.7)	(21.0)	(1.8)	(4.3)
Intersegment eliminations	0.2	(0.9)	1.1	N.M.	1.1	N.M.
Total other operating expenses excluding share-based compensation expense	274.6	277.9	(3.3)	(1.2)	$22.0	7.7
Share-based compensation expense	1.0	1.6	(0.6)	(37.5)
Total	$275.6	$279.5	$(3.9)	(1.4)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$325.3	$314.1	$11.2	3.6	$32.7	10.6
Belgium	325.5	341.6	(16.1)	(4.7)	12.0	3.4
Ireland	65.6	71.0	(5.4)	(7.6)	2.8	3.9
U.K. (a)	—	405.9	(405.9)	(100.0)	—	—
Central and Other	97.9	84.1	13.8	16.4	16.9	20.1
Intersegment eliminations	(1.6)	(1.5)	(0.1)	N.M.	(0.1)	N.M.
Total other operating expenses excluding share-based compensation expense	812.7	1,215.2	(402.5)	(33.1)	$64.3	7.9
Share-based compensation expense	3.4	10.4	(7.0)	(67.3)
Total	$816.1	$1,225.6	$(409.5)	(33.4)
_______________

N.M. — Not Meaningful.

(a)The 2021 amount represents the other operating expenses of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

Our other operating expenses (exclusive of share-based compensation expense) decreased $3.3 million or 1.2% and $402.5 million or 33.1% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. The decrease for the nine-month comparison includes a decrease of $405.9 million attributable to the impact of the U.K. JV Transaction. On an organic basis, our other operating expenses increased $22.0 million or 7.7% and $64.3 million or 7.9%, respectively. These increases are primarily due to the net effect of the following factors:

•Increases in business service costs of $18.6 million or 59.2% and $35.9 million or 37.7%, respectively, primarily due to (i) increases in energy costs, primarily in Belgium, and (ii) higher consulting costs, primarily in Central and Other;

•For the nine-month comparison, a decrease in customer service costs of $6.7 million or 5.7%, primarily due to (i) lower customer premises equipment refurbishment costs in Switzerland and Belgium and (ii) lower call center costs, as a decrease in Belgium was only partially offset by an increase in Switzerland;

•An increase (decrease) in personnel costs of ($3.0 million) or (3.5%) and $5.0 million or 2.0%, respectively, primarily due to the net effect of (i) higher average costs per employee, primarily in Ireland, Belgium and, for the nine-month comparison, Switzerland, (ii) lower staffing levels, as decreases in Switzerland and Ireland were only partially offset by increases in Belgium, (iii) lower costs due to higher capitalizable activities, primarily in Switzerland, and (iv) increases in incentive compensation costs, primarily in Switzerland and Belgium; and

•An increase for the nine-month comparison in other operating expenses due to $4.5 million recognized in Switzerland associated with the sale of CHF 115.0 million ($113.7 million at the applicable rate) of certain handset receivables, the proceeds for which were received on July 1, 2022. The expense recognized during the second quarter of 2022 represents the difference between the carrying amount of the associated receivables and the amount received pursuant to the sale.

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

The details of our SG&A expenses are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$132.2	$143.3	$(11.1)	(7.7)	$(9.8)	(6.6)
Belgium	93.1	103.2	(10.1)	(9.8)	5.9	5.7
Ireland	16.1	19.3	(3.2)	(16.6)	(0.4)	(2.1)
Central and Other	83.0	76.3	6.7	8.8	16.1	21.1
Intersegment eliminations	(1.0)	0.5	(1.5)	N.M.	(1.5)	N.M.
Total SG&A expenses excluding share-based compensation expense	323.4	342.6	(19.2)	(5.6)	$10.3	3.0
Share-based compensation expense	41.7	56.4	(14.7)	(26.1)
Total	$365.1	$399.0	$(33.9)	(8.5)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2022	2021	$	%	$	%
	in millions, except percentages

Switzerland	$437.0	$471.4	$(34.4)	(7.3)	$(27.3)	(5.6)
Belgium	298.5	312.5	(14.0)	(4.5)	23.0	7.4
Ireland	49.9	57.2	(7.3)	(12.8)	(1.0)	(1.6)
U.K. (a)	—	377.1	(377.1)	(100.0)	—	—
Central and Other	258.1	245.4	12.7	5.2	25.2	10.3
Intersegment eliminations	(2.2)	(7.2)	5.0	N.M.	5.0	N.M.
Total SG&A expenses excluding share-based compensation expense	1,041.3	1,456.4	(415.1)	(28.5)	$24.9	2.3
Share-based compensation expense	140.0	210.2	(70.2)	(33.4)
Total	$1,181.3	$1,666.6	$(485.3)	(29.1)
_______________

N.M. — Not Meaningful.

(a)The 2021 amount represents the SG&A expenses of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

Supplemental SG&A expense information

	Three months ended September 30,		Increase (decrease)		Organic increase
	2022	2021	$	%	$	%
	in millions, except percentages

General and administrative (a)	$247.9	$274.2	$(26.3)	(9.6)	$1.3	0.5
External sales and marketing	75.5	68.4	7.1	10.4	9.0	12.3
Total	$323.4	$342.6	$(19.2)	(5.6)	$10.3	3.0

	Nine months ended September 30,		Decrease		Organic increase
	2022	2021	$	%	$	%
	in millions, except percentages

General and administrative (a)	$816.2	$1,142.8	$(326.6)	(28.6)	$13.3	1.5
External sales and marketing	225.1	313.6	(88.5)	(28.2)	11.6	5.0
Total	$1,041.3	$1,456.4	$(415.1)	(28.5)	$24.9	2.3
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) decreased $19.2 million or 5.6% and $415.1 million or 28.5% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. The decrease for the nine-month comparison includes a decrease of $377.1 million attributable to the impact of the U.K. JV Transaction. On an organic basis, our SG&A expenses increased $10.3 million or 3.0% and $24.9 million or 2.3%, respectively. These increases are primarily attributable to increases in (i) business service costs, primarily due to higher (a) travel and entertainment costs in Central and Other and (b) energy costs in Central and Other and Belgium, and (ii) external sales and marketing costs in Switzerland.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Liberty Global:
Non-performance based incentive awards (a)	$31.4	$31.4	$96.5	$116.2
Performance-based incentive awards (b)	—	11.9	7.1	50.3
Other (c)	9.7	7.8	22.3	22.2
Total Liberty Global	41.1	51.1	125.9	188.7
Other	1.6	6.9	17.5	31.9
Total	$42.7	$58.0	$143.4	$220.6
Included in:
Other operating expense	$1.0	$1.6	$3.4	$10.4
SG&A expense	41.7	56.4	140.0	210.2
Total	$42.7	$58.0	$143.4	$220.6
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

Depreciation and amortization expense

Our depreciation and amortization expense was $506.0 million and $1,588.4 million for the three and nine months ended September 30, 2022, respectively, and $582.3 million and $1,744.8 million for the three and nine months ended September 30, 2021, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $19.9 million or 3.4% and $25.4 million or 1.5% during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. These decreases are primarily due to the net effect of (i) decreases associated with certain assets becoming fully depreciated, primarily in Central and Other, Switzerland and Belgium, and (ii) increases associated with property and equipment additions, the expansion and upgrade of our networks and other capital initiatives, primarily in Central and Other, Switzerland and Belgium.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $6.4 million and $74.1 million during the three and nine months ended September 30, 2022, respectively, and $17.2 million and $68.4 million during the three and nine months ended September 30, 2021, respectively.

The amounts for the 2022 periods include (i) a $39.6 million provision in Central and Other during the second quarter of 2022 related to a legal contingency, (ii) direct acquisition and disposition costs of $2.8 million and $16.5 million, respectively, primarily in Belgium, and (iii) abandoned lease expense of $0.6 million and $14.2 million, respectively, primarily in Switzerland.

The amounts for the 2021 periods include (i) restructuring charges of $2.4 million and $55.0 million, respectively, including $50.4 million of employee severance and termination costs during the nine-month period related to certain reorganization activities, primarily in Switzerland, (ii) direct acquisition and disposition costs of $12.3 million and $41.7 million, respectively, related to the formation of the VMO2 JV and (iii) a $38.0 million gain in Central and Other during the second quarter of 2021 associated with a provision release related to a legal contingency.

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

Interest expense

We recognized interest expense of $149.7 million and $416.8 million during the three and nine months ended September 30, 2022, respectively, and $140.9 million and $748.1 million during the three and nine months ended September 30, 2021, respectively. Excluding the effects of FX, interest expense increased (decreased) $33.6 million or 23.8% and ($279.4 million) or (37.3%) during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. The increase for the three-month period is primarily attributable to higher weighted average interest rates, while the decrease for the nine-month period is primarily attributable to lower average outstanding debt balances, largely due to the impact of the U.K. JV Transaction. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Cross-currency and interest rate derivative contracts (a)	$549.3	$170.9	$1,640.6	$658.0
Foreign currency forward and option contracts	(2.4)	(22.4)	28.9	(27.1)
Equity-related derivative instruments:
ITV Collar	—	—	—	(11.8)
Other	—	50.8	0.3	86.1
Total equity-related derivative instruments (b)	—	50.8	0.3	74.3
Other	—	—	(0.7)	2.2
Total	$546.9	$199.3	$1,669.1	$707.4
_______________

(a)The gains for the 2022 periods are attributable to net gains associated with changes in (i) certain market interest rates and (ii) the relative value of certain currencies. In addition, the results for the 2022 periods include net losses of $16.3 million and $7.0 million, respectively, resulting from changes in our credit risk valuation adjustments. The gains for the 2021 periods are attributable to net gains associated with changes in (a) certain market interest rates and (b) the relative value of certain currencies. In addition, the gains for the 2021 periods include net losses of $34.0 million and $34.8 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$1,956.6	$610.8	$4,280.6	$1,008.3
U.S. dollar-denominated debt issued by euro functional currency entities	(516.4)	(188.5)	(1,160.1)	(275.5)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	25.9	(1.1)	72.4	(106.3)
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	—	24.0	—	222.1
Euro-denominated debt issued by British pound sterling functional currency entities	—	(24.1)	—	—
Other	(3.4)	1.3	(6.5)	9.0
Total	$1,462.7	$422.4	$3,186.4	$857.6
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

ITV	$(62.6)	$(118.6)	$(342.2)	$(9.1)
Pax8	—	—	79.3	—
EdgeConneX	16.4	2.7	58.9	20.5
Lionsgate	(12.3)	(39.6)	(58.4)	18.0
Televisa Univision	26.2	5.9	58.0	161.3
Skillz	(0.6)	(104.6)	(34.3)	(83.3)
Plume	—	78.7	—	133.8
Aviatrix	—	42.6	—	65.4
Lacework	—	—	—	48.8
Other, net (a)	30.8	23.5	31.0	17.9
Total	$(2.1)	$(109.4)	$(207.7)	$373.3
_______________

(a)The amount for the 2022 nine-month period includes a gain of $12.0 million related to investments that were sold during the second quarter.

Gains (losses) on debt extinguishment, net

We recognized a net gain on debt extinguishment of $2.8 million during the nine months ended September 30, 2022 as compared to a net loss of $90.6 million during the nine months ended September 30, 2021.

The gain during the nine months ended September 30, 2022 is primarily attributable to (i) a net gain associated with settlement discounts of $9.8 million, (ii) the write-off of $5.5 million of unamortized deferred financing costs and discounts and (iii) the payment of $1.5 million of third-party costs, all of which occurred during the second quarter.

The loss during the nine months ended September 30, 2021 is attributable to (i) the write-off of $77.7 million of unamortized deferred financing costs and discounts and (ii) the payment of $12.9 million of redemption premiums, all of which occurred during the second quarter.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

VMO2 JV (a)	$398.5	$(10.4)	$616.4	$(10.7)
VodafoneZiggo JV (b)	92.6	(2.6)	224.6	6.8
All3Media	(10.2)	(3.4)	(27.1)	(18.2)
Formula E	(15.1)	(10.9)	(16.8)	(6.5)
AtlasEdge JV	(5.2)	—	(13.3)	—
Other, net	40.4	(1.9)	28.8	(7.0)
Total	$501.0	$(29.2)	$812.6	$(35.6)
_______________

(a)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees, who were formerly employees of Liberty Global, prior to the VMO2 JV formation as these awards remain our responsibility. The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021 (1)
	in millions

Revenue	$3,042.1	$3,614.0	$9,642.7	$4,822.5
Adjusted EBITDA	$1,060.5	$1,180.3	$3,515.2	$1,591.3
Operating income	$20.2	$82.1	$339.5	$90.7
Non-operating income (loss) (2)	$1,158.4	$(21.1)	$1,306.8	$(195.7)
Net earnings (loss)	$832.2	$31.9	$1,238.7	$(2.7)
    _______________

(1)Includes the operating results of the VMO2 JV for the period from June 1, 2021 through September 30, 2022.

(2)Includes interest expense of $260.0 million, $246.2 million, $732.3 million and $325.7 million, respectively.

(b)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $12.9 million, $14.7 million, $40.7 million and $41.7 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	in millions

Revenue	$1,041.7	$1,206.1	$3,237.3	$3,638.4
Adjusted EBITDA	$501.4	$578.1	$1,530.1	$1,713.4
Operating income	$113.6	$84.2	$304.8	$270.9
Non-operating income (expense) (1)	$118.9	$(117.1)	$280.4	$(344.8)
Net earnings (loss)	$171.7	$(24.7)	$390.6	$(56.3)
    _______________

(1)Includes interest expense of $148.8 million, $151.5 million, $436.0 million and $456.2 million, respectively.

Gain on Telenet Tower Sale

In connection with the Telenet Tower Sale, we recognized a pre-tax gain of $700.4 million during the nine months ended September 30, 2022. For additional information, see note 4 to our condensed consolidated financial statements.

Gain on U.K. JV Transaction

In connection with the U.K. JV Transaction, we recognized a pre-tax gain of $10,790.7 million during the nine months ended September 30, 2021, net of the recognition of a cumulative foreign currency translation loss of $1,198.6 million. For additional information, see note 4 to our condensed consolidated financial statements.

Gain on AtlasEdge JV Transactions

In connection with the AtlasEdge JV Transactions, we recognized a pre-tax gain of $213.7 million during the nine months ended September 30, 2021, net of the recognition of a cumulative foreign currency translation loss of $1.8 million. For additional information, see note 4 to our condensed consolidated financial statements.

Other income, net

We recognized other income, net, of $21.7 million and $8.2 million for the three months ended September 30, 2022 and 2021, respectively, and $60.2 million and $25.6 million during the nine months ended September 30, 2022 and 2021, respectively. These amounts include (i) dividend and interest income of $16.3 million and $2.4 million during the three-month periods, respectively, and $41.7 million and $9.4 million during the nine-month periods, respectively, and (ii) credits related to the non-service component of our net periodic pension costs of $8.5 million and $5.7 million during the three-month periods, respectively, and $25.8 million and $21.9 million during the nine-month periods, respectively.

Income tax expense

We recognized income tax expense of $64.8 million and $2.2 million during the three months ended September 30, 2022 and 2021, respectively.

The income tax expense during the three months ended September 30, 2022 differs from the expected income tax expense of $474.3 million (based on the U.K. statutory income tax rate of 19.0%), primarily due to the positive impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries. The positive impact of these items was partially offset by the net negative impact of statutory rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate.

The income tax expense during the three months ended September 30, 2021 differs from the expected income tax expense of $60.4 million (based on the U.K. statutory income tax rate of 19.0%), primarily due to the positive impact of (i) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries, including a non-taxable gain associated with the AtlasEdge JV Transactions and (ii) non-deductible or non-taxable foreign currency exchange results. The positive impact of these items was partially offset by the negative impact of the measurement period adjustment to the non-taxable gain associated with the U.K. JV Transaction.
We recognized income tax expense of $209.6 million and $444.2 million during the nine months ended September 30, 2022 and 2021, respectively.

The income tax expense during the nine months ended September 30, 2022 differs from the expected income tax expense of $1,139.8 million (based on the U.K. statutory income tax rate of 19.0%), primarily due to the positive impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries. The positive impact of these items was partially offset by the net negative impact of statutory rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate.

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

Earnings from continuing operations

During the three months ended September 30, 2022 and 2021, we reported earnings from continuing operations of $2,431.7 million and $315.6 million, respectively, consisting of (i) operating income of $108.9 million and $101.0 million, respectively, (ii) net non-operating income of $2,387.6 million and $216.8 million, respectively, and (iii) income tax expense of $64.8 million and $2.2 million, respectively.

During the nine months ended September 30, 2022 and 2021, we reported earnings from continuing operations of $5,789.6 million and $12,889.2 million, respectively, consisting of (i) operating income of $192.2 million and $1,239.4 million, respectively, (ii) net non-operating income of $5,807.0 million and $12,094.0 million, respectively, and (iii) income tax expense of $209.6 million and $444.2 million, respectively.

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

Earnings from discontinued operations, net of taxes

We reported earnings from discontinued operations, net of taxes, of $3.1 million during the three months ended September 30, 2021 and $34.6 million and $44.3 million during the nine months ended September 30, 2022 and 2021, respectively, related to the results of UPC Poland. In addition, we recognized a gain on the sale of UPC Poland of $848.9 million during the second quarter of 2022, which includes a cumulative foreign currency translation gain of $10.9 million. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests increased $42.1 million and $357.4 million during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021, primarily attributable to the results of operations of Telenet.

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

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2022 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$17.8
Unrestricted subsidiaries (b)	639.1
Total Liberty Global and unrestricted subsidiaries	656.9
Borrowing groups (c):
Telenet	925.7
UPC Holding	10.8
VM Ireland	0.7
Total borrowing groups	937.2
Total cash and cash equivalents	$1,594.1
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.
Liquidity of Liberty Global and its unrestricted subsidiaries

The $17.8 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $639.1 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $2,374.8 million of investments held under SMAs, represented available liquidity at the corporate level at September 30, 2022. Our remaining cash and cash equivalents of $937.2 million at September 30, 2022 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at September 30, 2022, see note 9 to our condensed consolidated financial statements.

Our short-term sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) investments held under SMAs, (iii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments, including dividend distributions received from the VodafoneZiggo JV or the VMO2 JV, (iv) cash received with respect to transitional and other services provided to various third parties and (v) interest payments received with respect to the VodafoneZiggo JV Receivables.

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of dividend distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VodafoneZiggo JV or the VMO2 JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries, such as the sale of UPC Poland, and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all.

At September 30, 2022, our consolidated cash and cash equivalents balance included $1,119.8 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our short- and long-term liquidity requirements include corporate general and administrative expenses and, from time to time, cash requirements in connection with (i) the repayment of third-party and intercompany debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions, (iv) the repurchase of equity and debt securities, (v) other investment opportunities, (vi) any funding requirements of our subsidiaries and affiliates or (vii) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $13.4 billion at September 30, 2022 with varying maturity dates).

During the nine months ended September 30, 2022, the aggregate amount of our share repurchases, including direct acquisition costs, was $1,587.3 million. Under our current repurchase program, we are authorized during 2022 to repurchase 10% of our total outstanding shares as of the beginning of the year. In July 2022, our board of directors authorized an additional $400.0 million for 2022 share repurchases. For additional information regarding our share repurchase programs, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at September 30, 2022, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our September 30, 2022 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) certain operating costs associated with our networks, (b) purchase obligations associated with customer premises equipment and certain service-related commitments and (c) programming, studio output and sports rights contracts. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, a significant portion of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 15 to our condensed consolidated financial statements.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global plc. Our credit facilities and senior and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At September 30, 2022, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At September 30, 2022, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $13.3 billion, including $0.7 billion that is classified as current on our condensed consolidated balance sheet and $12.2 billion that is not due until 2028 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2022.

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

Summary. The condensed consolidated statements of cash flows of our continuing operations for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	Nine months ended September 30,
	2022	2021	Change
	in millions

Net cash provided by operating activities	$1,903.5	$2,414.0	$(510.5)
Net cash provided (used) by investing activities	1,947.8	(5,704.3)	7,652.1
Net cash used by financing activities	(3,060.0)	(734.3)	(2,325.7)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(141.3)	2.2	(143.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	$650.0	$(4,022.4)	$4,672.4

Operating Activities. The decrease in net cash provided by operating activities is primarily attributable to the net effect of (i) a decrease in cash provided by our Adjusted EBITDA and related working capital items, which includes (a) the impact of the U.K. JV Transaction and (b) an increase in cash of $113.7 million (at the applicable rate) in connection with the sale of certain handset receivables in Switzerland, (ii) an increase in cash provided due to lower payments of interest, including the impact of the U.K. JV Transaction, (iii) an increase in cash provided due to higher dividend distributions received from the VMO2 JV, (iv) a decrease due to FX and (v) an increase in cash provided due to higher net cash receipts related to derivative instruments. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The change in net cash provided (used) by investing activities is primarily attributable to (i) an increase in cash of $3,424.0 million as a result of the restricted cash contributed to the VMO2 JV in connection with the U.K. JV Transaction during the first six months of 2021, (ii) an increase in cash of $1,563.0 million in connection with the sale of UPC Poland, (iii) an increase in cash of $1,389.4 million associated with higher net cash received from the sale of investments, primarily related to our investments held under SMAs, (iv) an increase in cash of $779.9 million in connection with the Telenet Tower Sale, (v) an increase in cash of $266.9 million due to higher dividend distributions received from the VMO2 JV and (vi) an increase in cash of $185.1 million due to lower capital expenditures. Capital expenditures decreased from $1,114.4 million during the first nine months of 2021 to $929.3 million during the first nine months of 2022, primarily due to the net effect of (a) a decrease due to the impact of the U.K. JV Transaction, (b) a decrease due to FX and (c) an increase in our net local currency capital expenditures and related working capital movements, including the impact of lower capital-related vendor financing.

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

	Nine months ended September 30,
	2022	2021
	in millions

Property and equipment additions	$1,089.6	$1,683.8
Assets acquired under capital-related vendor financing arrangements	(142.9)	(599.6)
Assets acquired under finance leases	(25.8)	(27.8)
Changes in current liabilities related to capital expenditures	8.4	58.0
Capital expenditures, net	$929.3	$1,114.4

The decrease in our property and equipment additions during the nine months ended September 30, 2022, as compared to the corresponding period in 2021, is primarily due to the net effect of (i) a decrease due to the impact of the U.K. JV Transaction, (ii) a decrease due to FX and (iii) an increase in local currency expenditures of our subsidiaries due to the net effect of (a) an increase in expenditures for the purchase and installation of customer premises equipment, (b) a decrease in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, (c) an increase in expenditures for new build and upgrade projects and (d) a decrease in expenditures to support new customer products and operational efficiency initiatives.

Financing Activities. The increase in net cash used by financing activities is primarily attributable to the net effect of (i) an increase in cash used of $1,822.9 million due to higher net repayments of debt, (ii) an increase in cash used of $557.2 million due to higher repurchases of Liberty Global ordinary shares and (iii) a decrease in cash used of $114.2 million due to lower net repayments of vendor financing, including the impact of the U.K. JV Transaction.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by the operating activities of our continuing operations, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our condensed consolidated statements of cash flows with each item excluding any cash provided or used by our discontinued operations. Prior to the fourth quarter of 2021, our definition of adjusted free cash flow excluded cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions. During the fourth quarter of 2021, we changed our definition of adjusted free cash flow to include these cash payments. Cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions was $32.0 million and $54.6 million during the nine months ended September 30, 2022 and 2021, respectively. We believe our presentation of adjusted free cash flow, which is a non-GAAP measure, provides useful information to our investors because this measure can be used to gauge our ability to (a) service debt and (b) fund new investment opportunities after consideration of all actual cash payments related to our working capital activities and expenses that are capital in nature whether paid inside normal vendor payment terms or paid later outside normal vendor payment terms (in which case we typically pay in less than 365 days). Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, that are not deducted to arrive at these amounts. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, GAAP measures of liquidity included in our condensed consolidated statements of cash flows. Further, our adjusted free cash flow may differ from how other companies define and apply their definition of adjusted free cash flow.

The following table provides the details of our adjusted free cash flow:

	Nine months ended September 30,
	2022	2021
	in millions

Net cash provided by operating activities of our continuing operations	$1,903.5	$2,414.0
Operating-related vendor financing additions (a)	397.1	1,657.5
Cash capital expenditures, net	(929.3)	(1,114.4)
Principal payments on operating-related vendor financing	(525.9)	(1,279.6)
Principal payments on capital-related vendor financing	(120.0)	(740.9)
Principal payments on finance leases	(46.5)	(59.0)
Adjusted free cash flow	$678.9	$877.6
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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to September 30, 2022.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2022.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At September 30, 2022, $1,101.3 million or 69.1% and $465.6 million or 29.2% of our consolidated cash balances were denominated in euros and U.S. dollars, respectively.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	September 30, 2022	December 31, 2021
Spot rates:
Euro	1.0215	0.8782
British pound sterling	0.8985	0.7388
Swiss franc	0.9838	0.9114
Polish zloty	4.9601	4.0285

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Average rates:
Euro	0.9935	0.8484	0.9412	0.8359
British pound sterling	0.8508	0.7257	0.7974	0.7220
Swiss franc	0.9669	0.9183	0.9518	0.9113
Polish zloty	4.7124	3.8738	4.3972	3.8001

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

Weighted Average Variable Interest Rate. At September 30, 2022, the outstanding principal amount of our variable-rate indebtedness aggregated $8.9 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.9%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $44.5 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2022:

(i)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €429 million ($420 million);

(ii)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €336 million ($329 million); and

(iii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €107 million ($105 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2022:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €300 million ($294 million); and

(ii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €76 million ($74 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of September 30, 2022. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2022
		2023	2024	2025	2026	2027	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(68.5)	$(162.7)	$(356.1)	$(332.0)	$(297.1)	$(288.9)	$(314.9)	$(1,820.2)
Principal-related (b)	—	58.2	—	(31.5)	61.8	—	(468.2)	(379.7)
Other (c)	0.3	1.5	0.2	0.3	—	—	—	2.3
Total	$(68.2)	$(103.0)	$(355.9)	$(363.2)	$(235.3)	$(288.9)	$(783.1)	$(2,197.6)
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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2022. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of September 30, 2022 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2022 through July 31, 2022:
Class A	2,366,900	$21.33	2,366,900	(b)
Class C	7,633,100	$22.27	7,633,100	(b)
August 1, 2022 through August 31, 2022:
Class A	615,600	$22.14	615,600	(b)
Class C	6,985,813	$22.56	6,985,813	(b)
September 1, 2022 through September 30, 2022:
Class A	—	$—	—	(b)
Class C	7,071,500	$18.91	7,071,500	(b)
Total — July 1, 2022 through September 30, 2022:
Class A	2,982,500	$21.49	2,982,500	(b)
Class C	21,690,413	$21.27	21,690,413	(b)
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)As of September 30, 2022, we have repurchased all of the shares authorized under the original share buyback plan for 2022. In July 2022, our board of directors authorized an additional $400.0 million for 2022 share repurchases and we have $114.6 million of that additional authorized amount remaining as of September 30, 2022. For additional information, see note 12 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

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

LIBERTY GLOBAL PLC

Dated:	November 1, 2022	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	November 1, 2022	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer