Form 10-Q
period 2023-03-31
Liberty Global plc
filed 2023-05-09
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding ordinary shares of Liberty Global plc as of April 30, 2023 was: 171,141,531 class A ordinary shares, 12,994,000 class B ordinary shares and 261,113,677 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2023	December 31, 2022
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,446.2	$1,726.2
Trade receivables, net	830.6	830.6
Short-term investments (measured at fair value on a recurring basis) (note 5)	2,187.9	2,621.6
Derivative instruments (note 6)	474.5	382.7
Other current assets (notes 3 and 5)	720.7	736.3
Total current assets	5,659.9	6,297.4
Investments and related notes receivable (including $3,807.4 million and $2,271.4 million, respectively, measured at fair value on a recurring basis) (note 5)	16,384.7	14,948.5
Property and equipment, net (notes 8 and 10)	6,676.9	6,504.5
Goodwill (note 8)	9,432.5	9,316.1
Intangible assets subject to amortization, net (note 8)	2,264.2	2,342.4
Other assets, net (notes 3, 6 and 10)	3,387.6	3,486.1
Total assets	$43,805.8	$42,895.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2023	December 31, 2022
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$478.5	$610.1
Deferred revenue (note 3)	344.3	264.4
Current portion of debt and finance lease obligations (notes 9 and 10)	758.5	799.7
Accrued capital expenditures	244.8	244.0
Derivative instruments (note 6)	282.1	296.8
Other accrued and current liabilities (note 10)	1,596.8	1,706.0
Total current liabilities	3,705.0	3,921.0
Long-term debt and finance lease obligations (notes 9 and 10)	14,289.2	12,963.5
Long-term operating lease liabilities (note 10)	1,640.5	1,645.9
Other long-term liabilities (notes 3 and 6)	1,801.6	1,791.2
Total liabilities	21,436.3	20,321.6

Commitments and contingencies (notes 6, 9, 10, 11 and 15)

Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 171,742,304 and 171,917,370 shares, respectively	1.8	1.8
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 12,994,000 and 12,994,000 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 264,184,980 and 274,436,585 shares, respectively	2.6	2.7
Additional paid-in capital	2,111.2	2,300.8
Accumulated earnings	18,896.3	19,617.7
Accumulated other comprehensive earnings, net of taxes	1,210.5	513.4
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	22,222.4	22,436.4
Noncontrolling interests	147.1	137.0
Total equity	22,369.5	22,573.4
Total liabilities and equity	$43,805.8	$42,895.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2023	2022
	in millions, except per share amounts

Revenue (notes 3, 4, 5 and 16)	$1,868.4	$1,853.3
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 10)	570.7	536.8
Other operating (notes 10 and 13)	301.6	273.2
Selling, general and administrative (SG&A) (notes 10 and 13)	415.4	410.4
Depreciation and amortization	526.9	564.7
Impairment, restructuring and other operating items, net (note 10)	16.4	9.4
	1,831.0	1,794.5
Operating income	37.4	58.8
Non-operating income (expense):
Interest expense	(200.9)	(134.2)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	(34.4)	508.3
Foreign currency transaction gains (losses), net	(302.9)	575.0
Realized and unrealized losses due to changes in fair values of certain investments, net (notes 5 and 7)	(5.5)	(93.4)
Share of results of affiliates, net (note 5)	(238.6)	230.5
Other income, net	43.9	11.9
	(738.4)	1,098.1
Earnings (loss) from continuing operations before income taxes	(701.0)	1,156.9
Income tax expense (note 11)	(12.5)	(81.2)
Earnings (loss) from continuing operations	(713.5)	1,075.7
Earnings from discontinued operations, net of taxes (note 4)	—	34.6
Net earnings (loss)	(713.5)	1,110.3
Net earnings attributable to noncontrolling interests	(7.9)	(72.0)
Net earnings (loss) attributable to Liberty Global shareholders	$(721.4)	$1,038.3

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$(1.59)	$1.93
Discontinued operations	—	0.07
	$(1.59)	$2.00
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$(1.59)	$1.88
Discontinued operations	—	0.07
	$(1.59)	$1.95

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,
	2023	2022
	in millions

Net earnings (loss)	$(713.5)	$1,110.3
Other comprehensive earnings (loss), net of taxes:
Continuing operations:
Foreign currency translation adjustments	701.3	(1,185.3)
Reclassification adjustments included in net earnings (loss)	(0.2)	(1.0)
Pension-related adjustments and other	(3.5)	2.0
Other comprehensive earnings (loss) from continuing operations	697.6	(1,184.3)
Other comprehensive loss from discontinued operations (note 4)	—	(33.5)
Other comprehensive earnings (loss)	697.6	(1,217.8)
Comprehensive loss	(15.9)	(107.5)
Comprehensive earnings attributable to noncontrolling interests	(8.4)	(72.5)
Comprehensive loss attributable to Liberty Global shareholders	$(24.3)	$(180.0)

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

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2023	$1.8	$0.1	$2.7	$2,300.8	$19,617.7	$513.4	$(0.1)	$22,436.4	$137.0	$22,573.4
Net loss	—	—	—	—	(721.4)	—	—	(721.4)	7.9	(713.5)
Other comprehensive earnings, net of taxes	—	—	—	—	—	697.1	—	697.1	0.5	697.6
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(236.7)	—	—	—	(236.8)	—	(236.8)
Share-based compensation (note 13)	—	—	—	34.9	—	—	—	34.9	—	34.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	12.2	—	—	—	12.2	1.7	13.9
Balance at March 31, 2023	$1.8	$0.1	$2.6	$2,111.2	$18,896.3	$1,210.5	$(0.1)	$22,222.4	$147.1	$22,369.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2023	2022
	in millions

Cash flows from operating activities:
Net earnings (loss)	$(713.5)	$1,110.3
Earnings from discontinued operations	—	34.6
Earnings (loss) from continuing operations	(713.5)	1,075.7
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	43.8	51.4
Depreciation and amortization	526.9	564.7
Impairment, restructuring and other operating items, net	16.4	9.4
Amortization of deferred financing costs and non-cash interest	13.4	5.9
Realized and unrealized losses (gains) on derivative instruments, net	34.4	(508.3)
Foreign currency transaction losses (gains), net	302.9	(575.0)
Realized and unrealized losses due to changes in fair values of certain investments, net	5.5	93.4
Share of results of affiliates, net	238.6	(230.5)
Deferred income tax expense (benefit)	(27.6)	46.9
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(133.0)	(22.8)
Dividend distributions received from the VodafoneZiggo JV	—	94.8
Net cash provided by operating activities of continuing operations	307.8	605.6
Net cash provided by operating activities of discontinued operations	—	51.1
Net cash provided by operating activities	$307.8	$656.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended March 31,
	2023	2022
	in millions

Cash flows from investing activities:
Cash paid for investments	$(3,631.7)	$(2,200.7)
Cash received from the sale of investments	2,471.8	2,592.5
Capital expenditures, net	(377.2)	(372.8)
Dividend distributions received from the VMO2 JV	198.3	—
Cash paid in connection with acquisitions, net of cash acquired	(93.8)	—
Other investing activities, net	9.4	(58.4)
Net cash used by investing activities of continuing operations	(1,423.2)	(39.4)
Net cash used by investing activities of discontinued operations	—	(15.6)
Net cash used by investing activities	(1,423.2)	(55.0)

Cash flows from financing activities:
Borrowings of debt	1,220.3	—
Operating-related vendor financing additions	141.4	133.7
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(6.7)	(0.7)
Principal payments on operating-related vendor financing	(143.5)	(208.4)
Principal payments on capital-related vendor financing	(104.5)	(35.9)
Principal payments on finance leases	(2.4)	(17.8)
Repurchases of Liberty Global ordinary shares	(229.3)	(480.6)
Net cash paid related to derivative instruments	(62.1)	(9.0)
Repurchases by Telenet of its outstanding shares	—	(25.7)
Other financing activities, net	0.6	(11.3)
Net cash provided (used) by financing activities of continuing operations	813.8	(655.7)
Net cash used by financing activities of discontinued operations	—	(2.6)
Net cash provided (used) by financing activities	$813.8	$(658.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended March 31,
	2023	2022
	in millions

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	$22.0	$(10.5)
Discontinued operations	—	—
Total	22.0	(10.5)
Net decrease in cash and cash equivalents and restricted cash:
Continuing operations	(279.6)	(100.0)
Discontinued operations	—	32.9
Total	(279.6)	(67.1)
Cash and cash equivalents and restricted cash:
Beginning of period	1,732.4	917.3
Net decrease	(279.6)	(67.1)
End of period	$1,452.8	$850.2

Cash paid for interest:
Continuing operations	$284.1	$211.4
Discontinued operations	—	0.3
Total	$284.1	$211.7
Net cash paid for taxes:
Continuing operations	$99.0	$84.8
Discontinued operations	—	7.4
Total	$99.0	$92.2

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$1,446.2	$843.4
Restricted cash included in other current assets and other assets, net	6.6	6.8
Total cash and cash equivalents and restricted cash	$1,452.8	$850.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
March 31, 2023
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

Our continuing operations comprise businesses that provide residential and business-to-business (B2B) communications services in (i) Switzerland and Slovakia through certain wholly-owned subsidiaries that we collectively refer to as “UPC Holding”, (ii) Belgium and Luxembourg through Telenet Group Holding N.V. (Telenet), a 61.1%-owned subsidiary, and (iii) Ireland through another wholly-owned subsidiary (VM Ireland). In addition, we own 50% noncontrolling interests in (a) a 50:50 joint venture (the VMO2 JV) with Telefónica SA (Telefónica), which provides residential and B2B communications services in the United Kingdom (U.K.), and (b) a 50:50 joint venture (the VodafoneZiggo JV) with Vodafone Group plc (Vodafone), which provides residential and B2B communications services in the Netherlands. We also own (1) a 50% noncontrolling voting interest in a joint venture (the AtlasEdge JV), which is a leading European Edge data center platform, and (2) a 25% noncontrolling interest in a joint venture (the nexfibre JV), which is constructing a new fiber network in the U.K. outside of the existing footprint of the VMO2 JV.

Through March 31, 2022, we provided residential and B2B communications services in Poland through UPC Holding. On April 1, 2022, we completed the sale of our operations in Poland. Accordingly, in these condensed consolidated financial statements, our operations in Poland are reflected as discontinued operations for all applicable periods. For additional information, see note 4.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2022 consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K, as amended (our 10-K).

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

Unless otherwise indicated, the amounts presented in these notes relate only to our continuing operations, and ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2023. Certain prior year amounts have been reclassified to conform to the current year presentation.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

(2)   Accounting Changes

ASU 2022-04

In September 2022, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2022-04, Liabilities—Supplier Finance Programs (ASU 2022-04), which requires additional disclosures for buyers participating in supplier financing programs, which we refer to as vendor financing, including (i) the key terms of the arrangement, (ii) the confirmed amount outstanding at the end of the period, (iii) the balance sheet presentation of related amounts and (iv) a reconciliation of the balances from period to period. We adopted ASU 2022-04 on January 1, 2023, and such adoption did not have a significant impact on our consolidated financial statements. For additional information regarding our vendor financing obligations, see note 9.
ASU 2021-08

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. We adopted ASU 2021-08 on January 1, 2023. The main impact of the adoption of ASU 2021-08 is the recognition of contract assets and contract liabilities in business combinations at amounts generally consistent with the carrying value of such assets and liabilities of the acquiree immediately before the acquisition date.

ASU 2020-04

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides, for a limited time, optional expedients and exceptions for certain contract modifications that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. In December 2022, the FASB deferred the expiration date of ASU 2020-04 from December 31, 2022 to December 31, 2024. In accordance with the optional expedients in ASU 2020-04, we have modified certain debt agreements to replace LIBOR with another reference rate and applied the practical expedient to account for the modification as a continuation of the existing contract, and we expect to modify certain additional debt agreements in the future. The use of optional expedients in ASU 2020-04 has not had a significant impact on our consolidated financial statements to date. For additional information regarding our debt, see note 9.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $47.1 million and $43.1 million at March 31, 2023 and December 31, 2022, respectively.
If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $35.5 million and $33.3 million as of March 31, 2023 and December 31, 2022, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $352.4 million and $272.5 million as of March 31, 2023 and December 31, 2022, respectively. The increase in deferred revenue for the three months ended March 31, 2023 is primarily due to the net effect of (a) the impact of additions during the period and (b) the recognition of $148.9 million of revenue that was included in our deferred revenue balance at December 31, 2022. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $72.8 million and $69.4 million at March 31, 2023 and December 31, 2022, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $3.1 million and $4.4 million during the three months ended March 31, 2023 and 2022, respectively, to operating costs and expenses related to these assets.

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
March 31, 2023
(unaudited)

(4)    Acquisitions and Dispositions

2022 Disposition

UPC Poland. On April 1, 2022, we completed the sale of 100% of our operations in Poland (UPC Poland) to a subsidiary of iliad S.A. (iliad).

In connection with the sale of UPC Poland, we have agreed to provide certain transitional services to iliad for a period of up to five years, depending on the service. These services principally comprise network and information technology-related functions. During the three months ended March 31, 2023, we recorded revenue of $9.3 million associated with these transitional services.

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
The operating results of UPC Poland for the three months ended March 31, 2022 are summarized in the following table (in millions). These amounts exclude intercompany revenue and expenses that are eliminated within our condensed consolidated statement of operations.

Revenue	$109.5
Operating income	$45.0
Earnings before income taxes	$43.9
Income tax expense	(9.3)
Net earnings attributable to Liberty Global shareholders	$34.6
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

(5)    Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2023	December 31, 2022	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMO2 JV	$9,612.3	$9,790.9	50.0
VodafoneZiggo JV (c)	2,330.7	2,345.8	50.0
AtlasEdge JV	232.3	122.2	47.9
All3Media Ltd. (All3Media)	144.5	143.9	50.0
Formula E Holdings Ltd	88.8	87.3	35.9
nexfibre JV	44.7	—	25.0
Other	124.0	187.0
Total — equity	12,577.3	12,677.1
Fair value:
Short-term:
Separately-managed accounts (SMAs) (d)	2,187.9	2,621.6
Long-term:
Vodafone - subject to re-use rights (e)	1,472.1	—	4.9
ITV plc (ITV)	407.5	362.4	9.9
Televisa Univision, Inc.	385.5	385.5	6.3
Lacework, Inc. (Lacework)	221.4	242.8	3.3
SMAs (d)	222.1	233.0
EdgeConneX, Inc. (EdgeConneX)	198.6	183.8	5.2
Plume Design, Inc. (Plume) (f)	228.7	246.2	11.5
Pax8, Inc.	99.0	99.0	5.9
Aviatrix Systems, Inc.	78.2	78.2	3.8
CANAL+ Polska S.A.	73.1	66.1	17.0
Lions Gate Entertainment Corp. (Lionsgate)	70.8	36.7	2.9
Other	350.4	337.7
Total — fair value	5,995.3	4,893.0
Total investments (g)	$18,572.6	$17,570.1
Short-term investments	$2,187.9	$2,621.6
Long-term investments	$16,384.7	$14,948.5
_______________

(a)Our ownership percentages are determined based on our legal ownership as of the most recent balance sheet date or are estimated based on the number of shares we own and the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal the respective fair values. At March 31, 2023 and December 31, 2022, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $1,206.0 million and $1,196.8 million, respectively, which primarily includes

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

amounts associated with the VodafoneZiggo JV Receivables, as defined below, and amounts we are owed under a long-term note receivable from All3Media.

(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global comprising (i) a euro-denominated note receivable with a principal amount of $760.9 million and $749.7 million at March 31, 2023 and December 31, 2022, respectively, (the VodafoneZiggo JV Receivable I) and (ii) a euro-denominated note receivable with a principal amount of $226.0 million and $222.7 million at March 31, 2023 and December 31, 2022, respectively, (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at 5.55% and have a final maturity date of December 31, 2030. During the three months ended March 31, 2023, interest accrued on the VodafoneZiggo JV Receivables was $13.5 million, all of which has been cash settled.

(d)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. As of March 31, 2023, all of our investments held under SMAs were classified as available-for-sale debt securities. At March 31, 2023 and December 31, 2022, interest accrued on our debt securities, which is included in other current assets on our condensed consolidated balance sheets, was $24.0 million and $18.5 million, respectively.

(e)During the first quarter of 2023, we acquired 1,335 million shares of Vodafone at an average purchase price of £0.9195 ($1.1151 at the applicable rate) per share. The aggregate purchase price of £1,227.6 million ($1,488.7 million at the applicable rate) was funded with $269.2 million of cash on hand, net of a $0.3 million collar premium, and the remainder through a collar transaction (the Vodafone Collar Transaction). The Vodafone Collar Transaction includes a collar on the full amount of our Vodafone shares (the Vodafone Collar) and a loan (the Vodafone Collar Loan) collateralized by the Vodafone shares. Under the terms of the Vodafone Collar, the counterparty has the right to re-use pledged Vodafone shares. At March 31, 2023, after consideration of the Vodafone Collar Transaction, the net fair value of our investment in Vodafone is $249.2 million. For additional information regarding the Vodafone Collar Transaction, including a description of the related re-use rights and the impact on the dividends we receive on our Vodafone shares, see note 6.

(f)Our investment in Plume includes warrants with a fair value of $85.2 million and $92.2 million at March 31, 2023 and December 31, 2022, respectively.

(g)The purchase and sale of investments are presented on a gross basis in our condensed consolidated statements of cash flows, including amounts associated with SMAs.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2023	2022
	in millions

VMO2 JV (a)	$(178.5)	$187.1
VodafoneZiggo JV (b)	(35.7)	48.6
AtlasEdge JV	(10.1)	(3.0)
nexfibre JV	(8.6)	—
Other, net	(5.7)	(2.2)
Total	$(238.6)	$230.5
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

VMO2 JV

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by or will otherwise benefit the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services it provides during the term of the U.K. JV Framework Agreement. We recorded revenue related to the U.K. JV Services of $65.8 million and $68.7 million during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, $39.2 million and $37.0 million, respectively, was due from the VMO2 JV, primarily related to (a) services performed under the U.K. JV Framework Agreement and (b) amounts incurred by Liberty Global for certain equipment and licenses purchased on behalf of the VMO2 JV. The amounts due from the VMO2 JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets. In addition, during the three months ended March 31, 2023, we received a dividend distribution from the VMO2 JV aggregating $198.3 million, which was accounted for as a return of capital for purposes of our condensed consolidated statement of cash flows.

The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Revenue	$3,162.7	$3,398.0
Earnings (loss) before income taxes	$(454.0)	$378.6
Net earnings (loss)	$(352.1)	$318.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided during the term of the NL JV Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $65.0 million and $60.0 million during the three months ended March 31, 2023 and 2022, respectively, primarily related to (a) the NL JV Services and (b) the sale of customer premises equipment (CPE) to the VodafoneZiggo JV at a mark-up. At March 31, 2023 and December 31, 2022, $44.1 million and $35.0 million, respectively, was due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets. In addition, during the three months ended March 31, 2022, we received a dividend distribution from the VodafoneZiggo JV aggregating $94.8 million, which was accounted for as a return on capital for purposes of our condensed consolidated statement of cash flows.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Revenue	$1,083.4	$1,130.0
Earnings (loss) before income taxes	$(108.9)	$127.0
Net earnings (loss)	$(88.1)	$72.3

Fair Value Investments

The following table sets forth the details of our realized and unrealized losses due to changes in fair value, net:

	Three months ended March 31,
	2023	2022
	in millions

ITV	$45.1	$(167.4)
Vodafone	(37.4)	—
Lionsgate	34.1	(2.5)
Lacework	(21.4)	—
Plume	(17.5)	0.2
SMAs	(14.5)	(8.9)
EdgeConneX	11.9	13.5
Other, net	(5.8)	71.7
Total	$(5.5)	$(93.4)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

Debt Securities
At March 31, 2023 and December 31, 2022, all of our SMAs were composed of debt securities, which are summarized in the following tables:

	March 31, 2023
	Amortized cost basis	Accumulated unrealized loss	Fair value
	in millions

Commercial paper	$831.4	$0.1	$831.5
Government bonds	596.1	(1.6)	594.5
Certificates of deposit	481.6	(0.3)	481.3
Corporate debt securities	316.0	(3.0)	313.0
Other debt securities	189.7	—	189.7
Total debt securities	$2,414.8	$(4.8)	$2,410.0

	December 31, 2022
	Amortized cost basis	Accumulated unrealized loss	Fair value
	in millions

Commercial paper	$881.1	$2.1	$883.2
Government bonds	697.0	(1.4)	695.6
Certificates of deposit	520.5	(0.6)	519.9
Corporate debt securities	405.3	(4.8)	400.5
Other debt securities	355.0	0.4	355.4
Total debt securities	$2,858.9	$(4.3)	$2,854.6

We received proceeds from the sale of debt securities of $2.4 billion and $2.6 billion during the three months ended March 31, 2023 and 2022, respectively, the majority of which were reinvested in new debt securities held under SMAs. The sale of debt securities resulted in realized net losses of $19.2 million and $3.4 million during the three months ended March 31, 2023 and 2022, respectively.

The fair values of our debt securities as of March 31, 2023 by contractual maturity are shown below (in millions):

Due in one year or less	$2,187.9
Due in one to five years	221.0
Due in five to ten years	1.1
Total (a)	$2,410.0
_______________

(a)The weighted average life of our total debt securities was 0.4 years as of March 31, 2023.

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
March 31, 2023
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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2023			December 31, 2022
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$472.3	$827.1	$1,299.4	$381.4	$1,087.6	$1,469.0
Equity-related derivative instruments (c)	—	121.3	121.3	—	—	—
Foreign currency forward and option contracts	2.0	—	2.0	1.0	—	1.0
Other	0.2	—	0.2	0.3	—	0.3
Total	$474.5	$948.4	$1,422.9	$382.7	$1,087.6	$1,470.3
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$187.3	$434.7	$622.0	$286.5	$449.0	$735.5
Equity-related derivative instruments (c)	88.8	—	88.8	—	—	—
Foreign currency forward and option contracts	6.0	1.0	7.0	10.3	1.3	11.6
Total	$282.1	$435.7	$717.8	$296.8	$450.3	$747.1
_______________

(a)Our long-term derivative assets and long-term derivative liabilities are included in other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of ($21.4 million) and $4.5 million during the three months ended March 31, 2023 and 2022, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)Our equity-related derivative instruments include the Vodafone Collar. The fair value of the Vodafone Collar does not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended March 31,
	2023	2022
	in millions

Cross-currency and interest rate derivative contracts	$(66.9)	$472.3
Equity-related derivative instruments	31.7	—
Foreign currency forward and option contracts	0.8	36.4
Other	—	(0.4)
Total	$(34.4)	$508.3
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

	Three months ended March 31,
	2023	2022
	in millions

Operating activities	$56.0	$(43.2)
Investing activities	—	4.6
Financing activities	(62.1)	(9.0)
Total	$(6.1)	$(47.6)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At March 31, 2023, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $777.6 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2023, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at March 31, 2023:

	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

UPC Holding	$250.0		€220.6		2.5
	$4,475.0	CHF	4,098.2	(a)	5.2
	€1,952.6	CHF	2,176.5		4.0

Telenet	$3,940.0		€3,489.6	(a)	3.8
	€45.2		$50.0	(b)	1.8
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to March 31, 2023. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2023:

	Pays fixed rate			Receives fixed rate
	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

UPC Holding	$3,372.6	(a)	3.3	$3,266.6	3.4

Telenet	$3,080.1	(a)	2.2	$1,415.2	0.6
_______________

(a)Includes forward-starting derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at March 31, 2023:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

UPC Holding	$3,605.0	0.5

Telenet	$3,501.5	0.5

VM Ireland	$978.3	0.8

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At March 31, 2023, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.2 billion and $8.9 billion, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Decrease to borrowing costs at March 31, 2023 (a)

UPC Holding	(3.14)%
Telenet	(2.72)%
VM Ireland	(2.58)%
Total decrease to borrowing costs	(2.93)%
_______________

(a)Represents the effect of derivative instruments in effect at March 31, 2023 and does not include forward-starting derivative instruments.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of March 31, 2023, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $502.2 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

Equity-related Derivative Instruments

Vodafone Collar and Vodafone Collar Loan. As part of the Vodafone Collar Transaction, on February 11, 2023, we entered into the Vodafone Collar with respect to all 1,335 million of our Vodafone shares. The Vodafone Collar is comprised of (i) purchase put options that we can exercise and (ii) written call options exercisable by the counterparty. The Vodafone Collar effectively hedges the value of our investment in Vodafone shares from potential losses due to market price decreases below the put option price while retaining a portion of the gains from market price increases up to the call option price. For additional information regarding our investment in Vodafone, see note 5.

The Vodafone Collar Transaction also provided us with the ability to effectively finance the purchase of the Vodafone shares. In this regard, on February 11, 2023, we borrowed €1,143.6 million ($1,219.8 million at the applicable rate) under the Vodafone Collar Loan. At March 31, 2023, borrowings under the Vodafone Collar Loan were collateralized by our Vodafone shares. The Vodafone Collar Loan has a face value of €1,258.0 million ($1,341.8 million at the applicable rate) and was issued at a discount of €114.4 million ($122.0 million at the applicable rate) with a zero coupon rate and an average implied yield of 295 basis points (2.95%). The Vodafone Collar Loan has settlement dates from July 2025 to December 2026, contains no financial covenants and provides for customary representations and warranties, events of default and certain adjustment and termination events. Under the terms of the Vodafone Collar, the counterparty has the right to re-use the pledged Vodafone shares, but we have the right to recall the shares that are re-used by the counterparty subject to certain costs. In addition, we will retain a portion of the dividends on the Vodafone shares, dependent on the value of the collar on the ex-dividend date.

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of March 31, 2023 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets, property and equipment and the implied value of goodwill. The valuation of reporting units are based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue growth and Adjusted EBITDA margin (as defined in note 16), and terminal growth rates, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three months ended March 31, 2023 and 2022, we did not perform any significant nonrecurring fair value measurements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2023 using:
Description	March 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,299.4	$—	$1,299.4	$—
Equity-related derivative instruments	121.3	—	—	121.3
Foreign currency forward and option contracts	2.0	—	2.0	—
Other	0.2	—	0.2	—
Total derivative instruments	1,422.9	—	1,301.6	121.3
Investments:
SMAs	2,410.0	695.7	1,714.3	—
Other investments	3,585.3	1,950.6	0.1	1,634.6
Total investments	5,995.3	2,646.3	1,714.4	1,634.6
Total assets	$7,418.2	$2,646.3	$3,016.0	$1,755.9

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$622.0	$—	$622.0	$—
Equity-related derivative instruments	88.8	—	—	88.8
Foreign currency forward and option contracts	7.0	—	7.0	—
Total liabilities	$717.8	$—	$629.0	$88.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

		Fair value measurements at December 31, 2022 using:
Description	December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,469.0	$—	$1,469.0	$—
Foreign currency forward and option contracts	1.0	—	1.0	—
Other	0.3	—	0.3	—
Total derivative instruments	1,470.3	—	1,470.3	—
Investments:
SMAs	2,854.6	943.2	1,911.4	—
Other investments	2,038.4	399.3	0.1	1,639.0
Total investments	4,893.0	1,342.5	1,911.5	1,639.0
Total assets	$6,363.3	$1,342.5	$3,381.8	$1,639.0

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$735.5	$—	$735.5	$—
Foreign currency forward and option contracts	11.6	—	11.6	—
Total liabilities	$747.1	$—	$747.1	$—

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2023	$1,639.0	$—	$1,639.0
Gains (losses) included in loss from continuing operations (a):
Realized and unrealized gains on derivative instruments, net	—	31.7	31.7
Realized and unrealized losses due to changes in fair values of certain investments, net	(32.8)	—	(32.8)
Additions	16.4	—	16.4
Foreign currency translation adjustments and other, net	12.0	0.8	12.8
Balance of net assets at March 31, 2023 (b)	$1,634.6	$32.5	$1,667.1
_______________

(a)Amounts primarily relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2023.

(b)As of March 31, 2023, $322.8 million of our Level 3 investments were accounted for under the measurement alternative at cost less impairment, adjusted for observable price changes.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2023	December 31, 2022
	in millions

Distribution systems	$9,428.5	$9,134.3
Support equipment, buildings and land	4,196.5	4,067.2
Customer premises equipment	1,304.6	1,338.1
Total property and equipment, gross	14,929.6	14,539.6
Accumulated depreciation	(8,252.7)	(8,035.1)
Total property and equipment, net	$6,676.9	$6,504.5

During the three months ended March 31, 2023 and 2022, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $42.3 million and $66.7 million, respectively, which exclude related value-added taxes (VAT) of $6.7 million and $6.6 million, respectively, that were also financed under these arrangements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2023 are set forth below:

	January 1, 2023	Acquisitions and related adjustments	Foreign currency translation adjustments and other	March 31, 2023
	in millions

Switzerland	$6,515.1	$8.6	$57.7	$6,581.4
Belgium	2,480.2	8.5	36.9	2,525.6
Ireland	259.5	—	3.9	263.4
Central and Other	61.3	—	0.8	62.1
Total	$9,316.1	$17.1	$99.3	$9,432.5

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2023			December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$2,319.4	$(1,030.3)	$1,289.1	$2,289.9	$(932.2)	$1,357.7
Other	1,487.1	(512.0)	975.1	1,467.2	(482.5)	984.7
Total	$3,806.5	$(1,542.3)	$2,264.2	$3,757.1	$(1,414.7)	$2,342.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2023			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	March 31, 2023	December 31, 2022
		in millions

UPC Holding Bank Facility (c)	6.96%	€713.4	$775.4	$3,605.1	$3,587.7
UPC SPE Notes	4.57%	—	—	1,657.5	1,651.6
UPC Holding Senior Notes	4.77%	—	—	819.5	814.2
Telenet Credit Facility (d)	6.27%	€555.0	603.3	3,501.5	3,483.9
Telenet Senior Secured Notes	4.76%	—	—	1,587.0	1,578.4
VM Ireland Credit Facility (e)	6.38%	€100.0	108.7	978.3	963.9
Vodafone Collar Loan (f)	2.95%	—	—	1,367.4	—
Vendor financing (g)	3.73%	—	—	655.3	704.7
Other (h)	6.32%	—	—	587.1	585.8
Total debt before deferred financing costs, discounts and premiums (i)	5.59%		$1,487.4	$14,758.7	$13,370.2

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	March 31, 2023	December 31, 2022
	in millions

Total debt before deferred financing costs, discounts and premiums	$14,758.7	$13,370.2
Deferred financing costs, discounts and premiums, net	(161.8)	(43.1)
Total carrying amount of debt	14,596.9	13,327.1
Finance lease obligations (note 10)	450.8	436.1
Total debt and finance lease obligations	15,047.7	13,763.2
Current portion of debt and finance lease obligations	(758.5)	(799.7)
Long-term debt and finance lease obligations	$14,289.2	$12,963.5
_______________

(a)Represents the weighted average interest rate in effect at March 31, 2023 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.22% at March 31, 2023. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2023 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table provides our borrowing availability and amounts available to loan or distribute in accordance with the terms of the respective

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

subsidiary facilities, (i) at March 31, 2023 and (ii) upon completion of the relevant March 31, 2023 compliance reporting requirements. These amounts do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to March 31, 2023, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

	Availability
	March 31, 2023		Upon completion of the relevant March 31, 2023 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
UPC Holding Bank Facility	€713.4	$775.4	€713.4	$775.4
Telenet Credit Facility	€555.0	$603.3	€555.0	$603.3
VM Ireland Credit Facility	€100.0	$108.7	€100.0	$108.7

Available to loan or distribute:
UPC Holding Bank Facility	€713.4	$775.4	€713.4	$775.4
Telenet Credit Facility	€555.0	$603.3	€555.0	$603.3
VM Ireland Credit Facility	€100.0	$108.7	€100.0	$108.7

(c)Unused borrowing capacity under the UPC Holding Bank Facility relates to an equivalent €713.4 million ($775.4 million) under the UPC Revolving Facility, part of which has been made available as an ancillary facility. With the exception of €23.0 million ($25.0 million) of borrowings under the ancillary facility, the UPC Revolving Facility was undrawn at March 31, 2023.
(d)Unused borrowing capacity under the Telenet Credit Facility comprises (i) €510.0 million ($554.3 million) under the Telenet Revolving Facility I, (ii) €25.0 million ($27.2 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($21.8 million) under the Telenet Revolving Facility, each of which were undrawn at March 31, 2023.

(e)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($108.7 million) under the VM Ireland Revolving Facility, which was undrawn at March 31, 2023.

(f)For information regarding the Vodafone Collar Loan, see notes 5 and 6.

(g)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our condensed consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our condensed consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During the three months ended March 31, 2023 and 2022, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses were $141.4 million and $133.7 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(h)Amounts include $425.5 million and $428.1 million at March 31, 2023 and December 31, 2022, respectively, of liabilities related to Telenet’s acquisition of mobile spectrum licenses. Telenet will make annual payments for the license fees over the terms of the respective licenses.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

(i)As of March 31, 2023 and December 31, 2022, our debt had an estimated fair value of $14.1 billion and $12.6 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

General Information

At March 31, 2023, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise UPC Holding, Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K. For information regarding certain financing transactions completed subsequent to March 31, 2023, see note 17.

Maturities of Debt

Maturities of our debt as of March 31, 2023 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on March 31, 2023 exchange rates.

	UPC Holding (a)	Telenet	VM Ireland	Other (b)	Total
	in millions

Year ending December 31:
2023 (remainder of year)	$210.6	$328.8	$—	$24.6	$564.0
2024	54.3	71.4	—	15.4	141.1
2025	—	36.3	—	323.8	360.1
2026	—	38.0	—	1,044.8	1,082.8
2027	—	37.8	—	—	37.8
2028	1,152.3	3,919.8	—	—	5,072.1
Thereafter	4,929.8	1,592.7	978.3	—	7,500.8
Total debt maturities (c)	6,347.0	6,024.8	978.3	1,408.6	14,758.7
Deferred financing costs, discounts and premiums, net	(24.7)	(10.8)	(5.9)	(120.4)	(161.8)
Total debt	$6,322.3	$6,014.0	$972.4	$1,288.2	$14,596.9
Current portion	$264.9	$375.3	$—	$29.3	$669.5
Long-term portion	$6,057.4	$5,638.7	$972.4	$1,258.9	$13,927.4
_______________

(a)Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)Includes $1,367.4 million related to the Vodafone Collar Loan, which has settlement dates in 2025 and 2026 consistent with the Vodafone Collar. We may elect to use cash or the collective value of the related shares and Vodafone Collar to settle amounts under the Vodafone Collar Loan.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

(c)Amounts include vendor financing obligations of $655.3 million, as set forth below:

	UPC Holding	Telenet	Other	Total
	in millions

Year ending December 31:
2023 (remainder of year)	$210.6	$309.1	$24.6	$544.3
2024	54.3	40.1	15.4	109.8
2025	—	—	1.2	1.2
Total vendor financing maturities	$264.9	$349.2	$41.2	$655.3
Current portion	$264.9	$349.2	$29.3	$643.4
Long-term portion	$—	$—	$11.9	$11.9

Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2023	2022
	in millions

Balance at January 1	$704.7	$843.2
Operating-related vendor financing additions	141.4	133.7
Capital-related vendor financing additions	42.3	66.7
Principal payments on operating-related vendor financing	(143.5)	(208.4)
Principal payments on capital-related vendor financing	(104.5)	(35.9)
Foreign currency and other	14.9	(9.7)
Balance at March 31	$655.3	$789.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our right-of-use (ROU) assets and lease liabilities is set forth below:

	March 31, 2023	December 31, 2022
	in millions

ROU assets:
Finance leases (a)	$373.0	$377.6
Operating leases (b)	1,729.7	1,724.4
Total ROU assets	$2,102.7	$2,102.0

Lease liabilities:
Finance leases (c)	$450.8	$436.1
Operating leases (d)	1,788.8	1,791.1
Total lease liabilities	$2,239.6	$2,227.2
_______________

(a)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At March 31, 2023, the weighted average remaining lease term for finance leases was 21.5 years and the weighted average discount rate was 6.1%. During the three months ended March 31, 2023 and 2022, we recorded non-cash additions to our finance lease ROU assets of $7.3 million and $8.7 million, respectively.

(b)Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At March 31, 2023, the weighted average remaining lease term for operating leases was 12.9 years and the weighted average discount rate was 5.7%. During the three months ended March 31, 2023 and 2022, we recorded non-cash additions to our operating lease ROU assets of $25.0 million and $51.2 million, respectively.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

A summary of our aggregate lease expense is set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Finance lease expense:
Depreciation and amortization	$17.3	$16.5
Interest expense	6.2	6.5
Total finance lease expense	23.5	23.0
Operating lease expense (a)	59.3	51.7
Short-term lease expense (a)	1.1	1.1
Variable lease expense (b)	0.4	1.1
Total lease expense	$84.3	$76.9
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$59.9	$78.3
Operating cash outflows from finance leases (interest component)	6.2	6.5
Financing cash outflows from finance leases (principal component)	2.4	17.8
Total cash outflows from operating and finance leases	$68.5	$102.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

Maturities of our operating and finance lease liabilities as of March 31, 2023 are presented below. Amounts represent U.S. dollar equivalents based on March 31, 2023 exchange rates:

	Operating leases	Finance leases
	in millions

Year ending December 31:
2023 (remainder of year)	$171.2	$100.8
2024	223.6	69.8
2025	209.9	64.6
2026	197.0	58.5
2027	188.5	53.3
2028	184.1	45.8
Thereafter	1,393.6	190.6
Total payments	2,567.9	583.4
Less: present value discount	(779.1)	(132.6)
Present value of lease payments	$1,788.8	$450.8
Current portion	$148.3	$89.0
Long-term portion	$1,640.5	$361.8

(11)    Income Taxes

Income tax expense attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended March 31,
	2023	2022
	in millions

Computed “expected” tax benefit (expense) (a)	$164.7	$(219.8)
Non-deductible or non-taxable foreign currency exchange results	(88.2)	128.2
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b)	(76.6)	62.2
Non-deductible or non-taxable interest and other expenses	(26.1)	(32.2)
Valuation allowance	19.7	13.9
International rate differences (c)	(4.4)	(40.9)
Other, net	(1.6)	7.4
Total income tax expense	$(12.5)	$(81.2)
_______________

(a)The statutory or “expected” tax rates are the U.K. rates of 23.5% for the 2023 period and 19.0% for the 2022 period. The statutory rate for the 2023 period represents the blended rate in effect for the year ended December 31, 2023 based on the 19.0% statutory rate that was in effect for the first quarter of 2023 and the 25.0% statutory rate that is in effect from April 1, 2023.

(b)Amounts reflect the net impact of differences in the treatment of income and loss items between financial reporting and tax accounting related to investments in subsidiaries and affiliates, including the effects of foreign earnings.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

(c)Amounts reflect adjustments (either a benefit or expense) to the “expected” tax benefit (expense) for statutory rates in jurisdictions in which we operate outside of the U.K.
On August 16, 2022, the Inflation Reduction Act was signed into law in the U.S. Although this legislation does not increase the U.S. corporate income tax rate, it includes, among other provisions, a new corporate alternative minimum tax (CAMT) on “adjusted financial statement income” that is effective for tax years beginning after December 31, 2022. We do not currently anticipate the CAMT will have a material impact on our consolidated financial statements although we will continue to monitor additional guidance as it is issued to assess the impact to our tax position. We will disregard our CAMT status when evaluating our deferred tax assets under the regular U.S. tax system.

As of March 31, 2023, our unrecognized tax benefits were $442.7 million, of which $345.4 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors. During the next 12 months, we do not expect any material reductions to our unrecognized tax benefits related to tax positions taken as of March 31, 2023. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

Certain of our subsidiaries are currently involved in income tax examinations in various jurisdictions in which we operate, including Belgium, Ireland, Luxembourg and the U.S. While we do not expect adjustments from the foregoing examinations to have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

On October 7, 2022, the U.S. Department of Justice filed suit against Liberty Global, Inc. (LGI), a wholly-owned U.S. subsidiary of Liberty Global, in the U.S. District Court of Colorado for unpaid federal income taxes and penalties for the 2018 tax year of approximately $284 million. This action by the U.S. Department of Justice is related to the November 2020 complaint filed by LGI in the District Court of Colorado seeking a refund of approximately $110 million of taxes, penalties and interest associated with the application of certain temporary Treasury regulations issued in June 2019. No amounts have been accrued by LGI with respect to this matter. We will vigorously defend this matter and continue to actively pursue our claim for refund.

(12)    Equity

Share Repurchases. During the three months ended March 31, 2023, we repurchased (i) 430,000 shares of our Class A ordinary shares at an average price per share of $18.46 and (ii) 10,812,400 shares of our Class C ordinary shares at an average price per share of $21.17, for an aggregate purchase price of $236.8 million, including direct acquisition costs.

As of March 31, 2023, the remaining number of our Class A and/or Class C ordinary shares that we are authorized to repurchase during 2023 was 34.7 million. Based on the average of the respective closing share prices as of March 31, 2023, this would equate to additional share repurchases during the remainder of 2023 of approximately $691.9 million. However, the actual U.S. dollar amount of our share repurchases during the remainder of 2023 will be determined by the actual transaction date share prices during the year and could differ significantly from this amount.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Liberty Global:
Non-performance based incentive awards	$29.2	$33.0
Performance-based incentive awards (a)	—	7.1
Other (b)	6.8	9.0
Total Liberty Global	36.0	49.1
Other	7.8	2.3
Total	$43.8	$51.4
Included in:
Other operating expense	$2.2	$0.3
SG&A expense	41.6	51.1
Total	$43.8	$51.4
_______________

(a)The 2022 amount includes share-based compensation expense related to our 2019 Challenge Performance Awards.

(b)Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

The following table provides the aggregate number of options, share appreciation rights (SARs) and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of March 31, 2023:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price

Held by Liberty Global employees:
Outstanding	27,397,121	$26.18	65,090,831	$25.40
Exercisable	18,003,373	$28.13	38,720,987	$27.04

Held by former Liberty Global employees (b):
Outstanding	1,623,956	$31.56	3,531,628	$30.17
Exercisable	1,540,291	$32.09	3,364,330	$30.59
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

The following table provides the aggregate number of restricted share units (RSUs) that were outstanding as of March 31, 2023. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class C

Held by Liberty Global employees	3,171,336	6,898,733
Held by former Liberty Global employees (a)	34,359	68,701
_______________

(a)Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain split-off or disposal transactions. The future vesting of these RSUs will increase the number of our outstanding ordinary shares.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

(14)    Earnings (Loss) per Share

Basic earnings or loss per share (EPS) is computed by dividing net earnings or loss by the weighted average number of shares outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares from share-based incentive awards as if they had been exercised, vested or converted at the beginning of the periods presented. For additional information regarding our share-based incentive awards, see note 13.

The details of our basic and diluted weighted average ordinary shares outstanding are set forth below:

	Three months ended March 31,
	2023	2022

Weighted average ordinary shares outstanding (basic EPS computation)	454,394,944	520,320,152
Incremental shares attributable to the assumed exercise or release of outstanding share-based incentive awards upon vesting (treasury stock method)	—	12,364,920
Weighted average ordinary shares outstanding (diluted EPS computation)	454,394,944	532,685,072

We reported a loss from continuing operations attributable to Liberty Global shareholders for the three months ended March 31, 2023. Therefore, the potentially dilutive effect at March 31, 2023 excludes 111.1 million shares issuable pursuant to outstanding share-based incentive awards in the computation of diluted loss from continuing operations attributable to Liberty Global shareholders per share because their inclusion would have been anti-dilutive to the computation.

The calculation of diluted EPS excludes aggregate share-based incentive awards of 56.8 million for the three months ended March 31, 2022 because their effect would have been anti-dilutive.

The details of our net earnings (loss) from continuing operations attributable to Liberty Global shareholders is set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Earnings (loss) from continuing operations	$(713.5)	$1,075.7
Net earnings from continuing operations attributable to noncontrolling interests	(7.9)	(72.0)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders	$(721.4)	$1,003.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

(15)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, purchases of CPE and other equipment and services, programming contracts and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2023. The commitments included in this table do not reflect any liabilities that are included on our March 31, 2023 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2023
		2024	2025	2026	2027	2028	Thereafter	Total
	in millions

Network and connectivity commitments	$224.9	$184.4	$128.1	$78.1	$73.6	$71.7	$766.1	$1,526.9
Purchase commitments	351.9	178.8	51.8	14.4	1.1	0.2	—	598.2
Programming commitments	141.4	145.8	104.6	42.5	20.1	—	—	454.4
Other commitments	98.3	154.3	160.6	123.8	28.6	26.7	91.5	683.8
Total	$816.5	$663.3	$445.1	$258.8	$123.4	$98.6	$857.6	$3,263.3

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

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $154.1 million and $145.0 million during the three months ended March 31, 2023 and 2022, respectively.

Other commitments include (i) our share of the funding commitment associated with the nexfibre JV and (ii) various sports sponsorships.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2023 and 2022, see note 6.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
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
March 31, 2023
(unaudited)

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

Swisscom MVNO Matter. On December 8, 2017, one of our subsidiaries, UPC Schweiz GmbH, entered into a mobile virtual network operator (MVNO) agreement with Swisscom (Schweiz) AG (Swisscom), as subsequently amended (the Swisscom MVNO), for the provision of mobile network services to certain of Sunrise’s end customers. In January 2023, Swisscom filed a formal lawsuit against UPC Schweiz GmbH, asserting that it is in breach of the Swisscom MVNO and claiming approximately CHF 90 million ($98 million) in damages. No amounts have been accrued by us with respect to this matter, as the likelihood of loss is not considered to be probable at this stage. We believe the assertions in this claim are unsupported and/or exaggerated and intend to vigorously defend this matter.

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

Other Regulatory Matters. Broadband internet, video distribution, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we or our affiliates operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union (E.U.). Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. Regulation may also restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

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
March 31, 2023
(unaudited)

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

As of March 31, 2023, our reportable segments are as follows:

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

During the first quarter of 2023, we changed the terms related to, and approach to how we reflect the allocation of, charges for certain products and services that our centrally-managed technology and innovation function (our T&I Function) provide to our consolidated reportable segments (the Tech Framework). These products and services include CPE hardware and related essential software, maintenance, hosting and other services. As a result, our consolidated reportable segments now capitalize the combined cost of the CPE hardware and essential software as property and equipment additions. The other services, including maintenance and hosting, continue to be reported as operating costs in the period incurred (included in our Adjusted EBITDA). The corresponding amounts charged by our T&I Function are reflected as revenue when earned. The new Tech Framework is a result of internal changes with respect to the way in which our chief operating decision maker evaluates the revenue, Adjusted EBITDA and property and equipment additions of our consolidated reportable segments. Segment information has been revised, as applicable, to reflect these changes. The following table provides a summary of the impact on the revenue, Adjusted EBITDA and property and equipment additions of our consolidated reportable segments and Central and Other.

	Three months ended March 31,
	2023	2022
	in millions

Increase (decrease) to revenue (a):
Central and Other	$57.4	$60.0
Intersegment eliminations	(57.4)	(60.0)
Total	$—	$—

Increase (decrease) to Adjusted EBITDA (b):
Switzerland	$(15.7)	$(10.4)
Belgium	(2.2)	(2.3)
Ireland	(5.9)	(3.8)
Central and Other	38.8	32.2
Intersegment eliminations	(15.0)	(15.7)
Total	$—	$—

Increase (decrease) to property and equipment additions (c):
Switzerland	$5.5	$5.8
Belgium	6.9	7.2
Ireland	2.6	2.7
Central and Other	—	—
Intersegment eliminations	(15.0)	(15.7)
Total	$—	$—
_______________

(a)Amounts reflect the revenue recognized within our T&I Function, as well as any applicable markup, related to the Tech Framework.

(b)Amounts reflect the charge to each respective consolidated reportable segment related to the service and maintenance component of the Tech Framework and, additionally for Central and Other, the Adjusted EBITDA impact of the value attributed to centrally-held internally developed technology that is embedded within our various CPE, as well as any applicable markup.

(c)Amounts reflect the charge to each respective consolidated reportable segment related to the value attributed to centrally-held internally developed technology that is embedded within our various CPE, as well as any applicable markup.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
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

	Revenue
	Three months ended March 31,
	2023	2022 (a)
	in millions

Switzerland	$807.4	$821.4
Belgium	754.5	724.4
Ireland	123.0	127.8
Central and Other	244.5	241.4
Intersegment eliminations (b)	(61.0)	(61.7)
Total	$1,868.4	$1,853.3

VMO2 JV	$3,162.7	$3,398.0
VodafoneZiggo JV	$1,083.4	$1,130.0
_______________

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as described above.

(b)Amounts primarily relate to (i) the revenue recognized within our T&I Function related to the Tech Framework and (ii) for the three months ended March 31, 2022, transactions between our continuing and discontinued operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

	Adjusted EBITDA
	Three months ended March 31,
	2023	2022 (a)
	in millions

Switzerland	$263.0	$290.8
Belgium	302.9	338.1
Ireland	41.5	47.1
Central and Other	32.1	24.8
Intersegment eliminations (b)	(15.0)	(16.5)
Total	$624.5	$684.3

VMO2 JV	$1,025.9	$1,395.3
VodafoneZiggo JV	$471.5	$537.8
_______________

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as described above.

(b)Amounts relate to (i) the Adjusted EBITDA impact to Central and Other of the value attributed to centrally-held internally developed technology that is embedded within our various CPE, as well as any applicable markup, and (ii) for three months ended March 31, 2022, transactions between our continuing and discontinued operations.

The following table provides a reconciliation of earnings (loss) from continuing operations to Adjusted EBITDA:

	Three months ended March 31,
	2023	2022
	in millions

Earnings (loss) from continuing operations	$(713.5)	$1,075.7
Income tax expense	12.5	81.2
Other income, net	(43.9)	(11.9)
Share of results of affiliates, net	238.6	(230.5)
Realized and unrealized losses due to changes in fair values of certain investments, net	5.5	93.4
Foreign currency transaction losses (gains), net	302.9	(575.0)
Realized and unrealized losses (gains) on derivative instruments, net	34.4	(508.3)
Interest expense	200.9	134.2
Operating income	37.4	58.8
Impairment, restructuring and other operating items, net	16.4	9.4
Depreciation and amortization	526.9	564.7
Share-based compensation expense	43.8	51.4
Adjusted EBITDA	$624.5	$684.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
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

	Three months ended March 31,
	2023	2022 (a)
	in millions

Switzerland	$149.0	$149.3
Belgium	173.0	158.5
Ireland	33.1	29.2
Central and Other (b)	49.8	60.6
Intercompany eliminations (c)	(15.0)	(15.7)
Total property and equipment additions	389.9	381.9
Assets acquired under capital-related vendor financing arrangements	(42.3)	(66.7)
Assets acquired under finance leases	(7.3)	(8.7)
Changes in current liabilities related to capital expenditures	36.9	66.3
Total capital expenditures, net	$377.2	$372.8

Property and equipment additions:
VMO2 JV	$590.6	$659.3
VodafoneZiggo JV	$250.4	$220.4
_______________

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as described above.

(b)Includes (i) property and equipment additions representing centrally-owned assets that benefit our operating segments, (ii) the net impact of certain centrally-procured network equipment that is ultimately transferred to our operating segments and (iii) property and equipment additions of our operations in Slovakia.

(c)Amounts reflect the charge under the Tech Framework to each respective consolidated reportable segment related to the value attributed to centrally-held internally developed technology that is embedded within our various CPE, as well as any applicable markup.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$359.5	$360.2
Video	273.2	286.5
Fixed-line telephony	92.1	103.9
Total subscription revenue	724.8	750.6
Non-subscription revenue	7.3	11.9
Total residential fixed revenue	732.1	762.5
Residential mobile revenue (c):
Subscription revenue (b)	356.4	353.2
Non-subscription revenue	133.9	145.3
Total residential mobile revenue	490.3	498.5
Total residential revenue	1,222.4	1,261.0
B2B revenue (d):
Subscription revenue	133.4	132.9
Non-subscription revenue	223.8	221.4
Total B2B revenue	357.2	354.3
Other revenue (e)	288.8	238.0
Total	$1,868.4	$1,853.3
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

(d)B2B subscription revenue represents revenue from (i) services provided to small or home office (SOHO) subscribers and (ii) mobile services provided to medium and large enterprises. SOHO subscribers pay a premium price to receive expanded service levels along with broadband internet, video, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. B2B non-subscription revenue includes (a) revenue from business broadband internet, video, fixed-line telephony and data services offered to medium and large

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2023
(unaudited)

enterprises and, fixed-line and mobile services on a wholesale basis, to other operators and (b) revenue from long-term leases of portions of our network.

(e)Other revenue includes, among other items, (i) broadcasting revenue in Belgium, Ireland and Switzerland, (ii) revenue earned from the U.K. JV Services and NL JV Services, (iii) revenue earned from transitional and other services provided to various third parties and (iv) revenue earned from the sale of CPE to the VodafoneZiggo JV.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Switzerland	$807.4	$821.4
Belgium	716.6	724.4
Ireland	123.0	127.8
Slovakia	13.3	12.9
Other, including intersegment eliminations (a)	208.1	166.8
Total	$1,868.4	$1,853.3

VMO2 JV (U.K.)	$3,162.7	$3,398.0
VodafoneZiggo JV (Netherlands)	$1,083.4	$1,130.0
______________

(a)Revenue from our other geographic segments relates to (i) our Central functions, most of which is located in the Netherlands and the U.K., and (ii) certain other operations at Telenet, primarily in the U.S. and Luxembourg.

(17)    Subsequent Event

On March 21, 2023, we announced that, through our wholly-owned subsidiary Liberty Global Belgium Holding B.V. (LGBH), we intend to launch a voluntary and conditional public takeover bid for all the shares of Telenet that we do not already own or that are not held by Telenet.

On April 11, 2023, LGBH entered into a facility agreement (the Facility Agreement) under which the lenders have agreed to provide a €1.0 billion ($1.1 billion) term loan facility (Facility B) to LGBH which can be drawn to (i) finance the voluntary and conditional public takeover bid for all of the shares of Telenet that it does not already own or that are not held by Telenet or any other acquisition of shares in Telenet including pursuant to any squeeze-out procedure or otherwise, (ii) pay any related fees, costs, expenses and taxes (or similar duties or charges) and (iii) repay the principal amount of any subordinated shareholder debt or other equity funding to the extent used to finance the acquisition of shares in Telenet.

Under the terms of the Facility Agreement, the final maturity date for Facility B will be the date falling on the third anniversary of the earlier of (i) the first drawdown under Facility B (the Closing Date) and (ii) the date falling nine months after the date of the Facility Agreement. Facility B will bear interest at a rate of EURIBOR plus (a) 4.00% per annum for the first year from the Closing Date, (b) 4.50% per annum for the second year from the Closing Date and (c) 5.25% per annum for the third year from the Closing Date, in each case subject to a EURIBOR floor of 0%.

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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2023 and 2022.
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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2023.
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
•the ability of suppliers and vendors (including our third-party wireless network provider, Three (Hutchison), under our MVNO arrangement in Ireland) to timely deliver quality products, equipment, software, services and access;
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

Overview

General

We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe. Our operations comprise businesses that provide residential and B2B communications services in (i) Switzerland and Slovakia through UPC Holding, (ii) Belgium and Luxembourg through Telenet and (iii) Ireland through VM Ireland. In addition, we own 50% noncontrolling interests in (a) the VMO2 JV, which provides residential and B2B communications services in the U.K., and (b) the VodafoneZiggo JV, which provides residential and B2B communications services in the Netherlands. We also own (1) a 50% noncontrolling voting interest in the AtlasEdge JV, which is a leading European Edge data center platform, and (2) a 25% noncontrolling interest in the nexfibre JV, which is constructing a new fiber network in the U.K. outside of the existing footprint of the VMO2 JV.

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

Operations

At March 31, 2023, our continuing operations owned and operated networks that passed 7,872,200 homes and served 4,153,500 fixed-line customers and 5,879,000 mobile subscribers.

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

We are subject to inflationary pressures with respect to labor, programming and other operating costs, including energy costs. In this regard, inflation rates in the countries in which we operate have increased, and in most countries such increases have been significant. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on our operating results, cash flows and liquidity. The economic environment in the respective countries in which we operate is a function of government, economic, fiscal and monetary policies and various other factors beyond our control that could lead to further inflation. We are unable to predict the extent that price levels might be impacted in future periods by the current state of the economies in the countries in which we operate.

Material Changes in Results of Operations

We have completed a number of transactions that impact the comparability of our 2023 and 2022 results of operations, the most notable of which is the sale of UPC Poland on April 1, 2022. For further information regarding this disposition, see note 4 to our condensed consolidated financial statements.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended March 31, 2023 was to the euro and Swiss franc, as 58.6% and 43.2% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro and Swiss franc, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segments for the three months ended March 31, 2023 and 2022. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) with respect to our consolidated reportable segments, the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our reportable segments for the three months ended March 31, 2023 and 2022 at the end of this section.

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

The following table provides a reconciliation of earnings (loss) from continuing operations to Adjusted EBITDA:

	Three months ended March 31,
	2023	2022
	in millions

Earnings (loss) from continuing operations	$(713.5)	$1,075.7
Income tax expense	12.5	81.2
Other income, net	(43.9)	(11.9)
Share of results of affiliates, net	238.6	(230.5)
Realized and unrealized losses due to changes in fair values of certain investments, net	5.5	93.4
Foreign currency transaction losses (gains), net	302.9	(575.0)
Realized and unrealized losses (gains) on derivative instruments, net	34.4	(508.3)
Interest expense	200.9	134.2
Operating income	37.4	58.8
Impairment, restructuring and other operating items, net	16.4	9.4
Depreciation and amortization	526.9	564.7
Share-based compensation expense	43.8	51.4
Adjusted EBITDA	$624.5	$684.3

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

Revenue

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$807.4	$821.4	$(14.0)	(1.7)	$(15.2)	(1.8)
Belgium	754.5	724.4	30.1	4.2	16.4	2.1
Ireland	123.0	127.8	(4.8)	(3.8)	0.9	0.7
Central and Other	244.5	241.4	3.1	1.3	12.4	5.1
Intersegment eliminations	(61.0)	(61.7)	0.7	N.M.	0.7	N.M.
Total	$1,868.4	$1,853.3	$15.1	0.8	$15.2	0.8

VMO2 JV	$3,162.7	$3,398.0	$(235.3)	(6.9)
VodafoneZiggo JV	$1,083.4	$1,130.0	$(46.6)	(4.1)
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Switzerland. The details of the decrease in Switzerland’s revenue during the three months ended March 31, 2023, as compared to the corresponding period in 2022, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$3.7	$—	$3.7
ARPU	(19.4)	—	(19.4)
Decrease in residential fixed non-subscription revenue	—	(3.5)	(3.5)
Total decrease in residential fixed revenue	(15.7)	(3.5)	(19.2)
Increase (decrease) in residential mobile revenue (a)	1.3	(3.9)	(2.6)
Increase (decrease) in B2B revenue	1.4	(0.4)	1.0
Increase in other revenue (b)	—	5.6	5.6
Total organic decrease	(13.0)	(2.2)	(15.2)
Impact of acquisitions	2.6	—	2.6
Impact of FX	(0.7)	(0.7)	(1.4)
Total	$(11.1)	$(2.9)	$(14.0)
_______________

(a)The decrease in residential mobile non-subscription revenue is primarily attributable to (i) a decrease in revenue from handset sales and (ii) lower interconnect revenue.
(b)The increase in other revenue is primarily attributable to higher broadcasting revenue.

Belgium. The details of the increase in Belgium’s revenue during the three months ended March 31, 2023, as compared to the corresponding period in 2022, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(2.9)	$—	$(2.9)
ARPU	5.0	—	5.0
Increase in residential fixed non-subscription revenue	—	(1.0)	(1.0)
Total increase in residential fixed revenue	2.1	(1.0)	1.1
Increase (decrease) in residential mobile revenue (a)	7.0	(5.1)	1.9
Increase in B2B revenue (b)	3.5	7.1	10.6
Increase in other revenue	—	2.8	2.8
Total organic increase	12.6	3.8	16.4
Impact of acquisitions	6.4	43.3	49.7
Impact of dispositions	(0.1)	(0.9)	(1.0)
Impact of FX	(25.0)	(10.0)	(35.0)
Total	$(6.1)	$36.2	$30.1
_______________

(a)The increase in residential mobile subscription revenue is primarily attributable to an increase in ARPU. The decrease in residential mobile non-subscription revenue is primarily due to lower interconnect revenue.

(b)The increase in B2B subscription revenue is primarily due to an increase in the average number of customers. The increase in B2B non-subscription revenue is primarily attributable to (i) an increase in revenue from wholesale services and (ii) higher interconnect revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see Legal and Regulatory Proceedings and Other Contingencies — Belgium Regulatory Developments in note 15 to our condensed consolidated financial statements.

Ireland. The details of the decrease in Ireland’s revenue during the three months ended March 31, 2023, as compared to the corresponding period in 2022, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(2.4)	$—	$(2.4)
ARPU	0.9	—	0.9
Decrease in residential fixed non-subscription revenue	—	(0.1)	(0.1)
Total decrease in residential fixed revenue	(1.5)	(0.1)	(1.6)
Increase in residential mobile revenue	0.7	0.1	0.8
Increase (decrease) in B2B revenue	0.2	(0.4)	(0.2)
Increase in other revenue	—	1.9	1.9
Total organic increase (decrease)	(0.6)	1.5	0.9
Impact of FX	(4.2)	(1.5)	(5.7)
Total	$(4.8)	$—	$(4.8)

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

Adjusted EBITDA of our Reportable Segments

Adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As presented below, consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations. The following table sets forth the Adjusted EBITDA of our reportable segments:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$263.0	$290.8	$(27.8)	(9.6)	$(29.0)	(9.9)
Belgium	302.9	338.1	(35.2)	(10.4)	(11.3)	(3.4)
Ireland	41.5	47.1	(5.6)	(11.9)	(3.8)	(8.0)
Central and Other	32.1	24.8	7.3	29.4	1.2	4.8
Intersegment eliminations	(15.0)	(16.5)	1.5	N.M.	1.5	N.M.
Total	$624.5	$684.3	$(59.8)	(8.7)	$(41.4)	(6.1)

VMO2 JV	$1,025.9	$1,395.3	$(369.4)	(26.5)
VodafoneZiggo JV	$471.5	$537.8	$(66.3)	(12.3)
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2023	2022 (a)

Switzerland	32.6%	35.4%
Belgium	40.1%	46.7%
Ireland	33.7%	37.0%

VMO2 JV	32.4%	41.1%
VodafoneZiggo JV	43.5%	47.6%
_______________

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

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

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, see Discussion and Analysis of our Reportable Segments above.
Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2023	2022	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$359.5	$360.2	$(0.7)	(0.2)	$7.5	2.1
Video	273.2	286.5	(13.3)	(4.6)	(12.9)	(4.4)
Fixed-line telephony	92.1	103.9	(11.8)	(11.4)	(9.4)	(9.0)
Total subscription revenue	724.8	750.6	(25.8)	(3.4)	(14.8)	(1.9)
Non-subscription revenue	7.3	11.9	(4.6)	(38.7)	(4.6)	(38.0)
Total residential fixed revenue	732.1	762.5	(30.4)	(4.0)	(19.4)	(2.5)
Residential mobile revenue (c):
Subscription revenue (b)	356.4	353.2	3.2	0.9	9.0	2.5
Non-subscription revenue	133.9	145.3	(11.4)	(7.8)	(9.3)	(6.4)
Total residential mobile revenue	490.3	498.5	(8.2)	(1.6)	(0.3)	(0.1)
Total residential revenue	1,222.4	1,261.0	(38.6)	(3.1)	(19.7)	(1.6)
B2B revenue (d):
Subscription revenue	133.4	132.9	0.5	0.4	5.1	3.8
Non-subscription revenue	223.8	221.4	2.4	1.1	6.0	2.7
Total B2B revenue	357.2	354.3	2.9	0.8	11.1	3.1
Other revenue (e)	288.8	238.0	50.8	21.3	23.8	8.6
Total	$1,868.4	$1,853.3	$15.1	0.8	$15.2	0.8
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $33.3 million and $39.5 million during the three months ended March 31, 2023 and 2022, respectively.

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

(e)Other revenue includes, among other items, (i) broadcasting revenue in Belgium, Ireland and Switzerland, (ii) revenue earned from the U.K. JV Services and NL JV Services, (iii) revenue earned from transitional and other services provided to various third parties and (iv) revenue earned from the sale of CPE to the VodafoneZiggo JV.

Total revenue. Our consolidated revenue increased $15.1 million or 0.8% during the three months ended March 31, 2023, as compared to the corresponding period in 2022. On an organic basis, our consolidated revenue increased $15.2 million or 0.8%.

Residential revenue. The details of the decrease in our consolidated residential revenue during the three months ended March 31, 2023, as compared to the corresponding period in 2022, are as follows (in millions):

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(2.6)
ARPU	(12.2)
Decrease in residential fixed non-subscription revenue	(4.6)
Total decrease in residential fixed revenue	(19.4)
Increase in residential mobile subscription revenue	9.0
Decrease in residential mobile non-subscription revenue	(9.3)
Total organic decrease in residential revenue	(19.7)
Impact of acquisitions and dispositions	9.2
Impact of FX	(28.1)
Total decrease in residential revenue	$(38.6)

On an organic basis, our consolidated residential fixed subscription revenue decreased $14.8 million or 1.9% during the three months ended March 31, 2023, as compared to the corresponding period in 2022, primarily attributable to a decrease in Switzerland.

On an organic basis, our consolidated residential fixed non-subscription revenue decreased $4.6 million or 38.0% during the three months ended March 31, 2023, as compared to the corresponding period in 2022, primarily due to a decrease in Switzerland.

On an organic basis, our consolidated residential mobile subscription revenue increased $9.0 million or 2.5% during the three months ended March 31, 2023, as compared to the corresponding period in 2022, primarily attributable to an increase in Belgium.

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $9.3 million or 6.4% during the three months ended March 31, 2023, as compared to the corresponding period in 2022, primarily due to decreases in Belgium and Switzerland.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $5.1 million or 3.8% during the three months ended March 31, 2023, as compared to the corresponding period in 2022, primarily attributable to an increase in Belgium.

On an organic basis, our consolidated B2B non-subscription revenue increased $6.0 million or 2.7% during the three months ended March 31, 2023, as compared to the corresponding period in 2022, primarily due to an increase in Belgium.

Other revenue. On an organic basis, our consolidated other revenue increased $23.8 million or 8.6% during the three months ended March 31, 2023, as compared to the corresponding period in 2022, primarily attributable to (i) higher broadcasting revenue in Belgium, Switzerland and Ireland and (ii) an increase in Central and Other related to revenue earned from the sale of CPE to the VodafoneZiggo JV.

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

The details of our programming and other direct costs of services are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$263.3	$262.4	$0.9	0.3	$6.1	2.4
Belgium	204.5	169.0	35.5	21.0	6.5	3.1
Ireland	36.0	36.5	(0.5)	(1.4)	1.2	3.3
Central and Other	87.0	88.8	(1.8)	(2.0)	6.2	7.0
Intersegment eliminations	(20.1)	(19.9)	(0.2)	N.M.	(0.2)	N.M.
Total	$570.7	$536.8	$33.9	6.3	$19.8	3.5
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Our programming and other direct costs of services increased $33.9 million or 6.3% during the three months ended March 31, 2023, as compared to the corresponding period in 2022. On an organic basis, our programming and other direct costs of services increased $19.8 million or 3.5%. This increase includes the following factors:

•An increase in costs of $6.6 million in Central and Other related to the sale of CPE to the VodafoneZiggo JV; and

•An increase in programming and copyright costs of $5.8 million or 3.7%, attributable to higher costs for certain premium and/or basic content, primarily in Belgium and Switzerland.

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
The details of our other operating expenses are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$128.5	$124.3	$4.2	3.4	$4.0	3.2
Belgium	129.9	112.0	17.9	16.0	9.9	7.8
Ireland	30.4	27.8	2.6	9.4	4.1	14.7
Central and Other	33.8	34.5	(0.7)	(2.0)	1.9	5.5
Intersegment eliminations	(23.2)	(25.7)	2.5	N.M.	2.5	N.M.
Total other operating expenses excluding share-based compensation expense	299.4	272.9	26.5	9.7	$22.4	7.8
Share-based compensation expense	2.2	0.3	1.9	N.M.
Total	$301.6	$273.2	$28.4	10.4
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Our other operating expenses (exclusive of share-based compensation expense) increased $26.5 million or 9.7% during the three months ended March 31, 2023, as compared to the corresponding period in 2022. On an organic basis, our other operating expenses increased $22.4 million or 7.8%. This increase includes the following factors:

•An increase in core network and information technology-related costs of $8.7 million or 14.2%, primarily due to higher information technology-related expenses in Central and Other, Switzerland and Ireland;
•An increase in business service costs of $6.4 million or 18.7%, primarily due to the net effect of (i) higher energy costs, primarily in Belgium and Switzerland, and (ii) lower consulting costs, primarily in Central and Other;

•A decrease in service delivery platform costs of $3.9 million and 11.0%, primarily related to lower mobile license and maintenance costs in Belgium; and

•An increase in personnel costs of $2.6 million or 2.9%, primarily due to the net effect of (i) higher average costs per employee, primarily in Belgium and Switzerland, and (ii) lower costs due to higher capitalizable activities, primarily in Belgium and Switzerland.

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

The details of our SG&A expenses are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$152.6	$143.9	$8.7	6.0	$3.7	2.5
Belgium	117.2	105.3	11.9	11.3	11.3	10.2
Ireland	15.1	16.4	(1.3)	(7.9)	(0.6)	(3.6)
Central and Other	91.6	93.3	(1.7)	(1.8)	3.1	3.3
Intersegment eliminations	(2.7)	0.4	(3.1)	N.M.	(3.1)	N.M.
Total SG&A expenses excluding share-based compensation expense	373.8	359.3	14.5	4.0	$14.4	3.9
Share-based compensation expense	41.6	51.1	(9.5)	(18.6)
Total	$415.4	$410.4	$5.0	1.2
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Supplemental SG&A expense information

	Three months ended March 31,		Increase		Organic increase
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

General and administrative (b)	$289.8	$286.1	$3.7	1.3	$6.0	2.0
External sales and marketing	84.0	73.2	10.8	14.8	8.4	10.8
Total	$373.8	$359.3	$14.5	4.0	$14.4	3.9
_______________

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

(b)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $14.5 million or 4.0% during the three months ended March 31, 2023, as compared to the corresponding period in 2022. On an organic basis, our SG&A expenses increased $14.4 million or 3.9%. This increase includes the following factors:

•An increase in external sales and marketing costs of $8.4 million or 10.8%, primarily due to higher costs associated with advertising campaigns in Switzerland;

•An increase in business service costs of $8.3 million or 19.7%, primarily due to higher (i) consulting costs, as increases in Switzerland and Belgium were only partially offset by a decrease in Central and Other, (ii) energy costs, primarily in Switzerland and Belgium, and (iii) travel and entertainment costs in Central and Other; and

•A decrease in core network and information technology-related costs of $3.2 million or 8.7%, primarily due to lower information technology-related expenses in Switzerland.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Liberty Global:
Non-Performance based incentive awards	$29.2	$33.0
Performance based incentive awards (a)	—	7.1
Other (b)	6.8	9.0
Total Liberty Global	36.0	49.1
Other	7.8	2.3
Total	$43.8	$51.4
Included in:
Other operating expense	$2.2	$0.3
SG&A expense	41.6	51.1
Total	$43.8	$51.4
_______________

(a)The 2022 amount includes share-based compensation expense related to our 2019 Challenge Performance Awards.

(b)Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash.

For additional information regarding our share-based compensation expense, see note 13 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense was $526.9 million and $564.7 million during the three months ended March 31, 2023 and 2022, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $25.9 million or 4.6% during the three months ended March 31, 2023, as compared to the corresponding period in 2022. This decrease is primarily due to the net effect of (i) a decrease associated with certain assets becoming fully depreciated, primarily in Central and Other, Switzerland and Belgium, and (ii) an increase associated with property and equipment additions, the expansion and upgrade of our networks and other capital initiatives, primarily in Central and Other, Switzerland and Belgium.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $16.4 million and $9.4 million during the three months ended March 31, 2023 and 2022, respectively, which includes direct acquisition and disposition costs of $13.9 million and $10.2 million, respectively, primarily in Belgium and Central and Other.

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

Interest expense

We recognized interest expense of $200.9 million and $134.2 million during the three months ended March 31, 2023 and 2022, respectively. Excluding the effects of FX, interest expense increased $75.9 million or 56.6% during the three months ended March 31, 2023, as compared to the corresponding period in 2022. This increase is primarily attributable to a higher weighted average interest rate. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended March 31,
	2023	2022
	in millions

Cross-currency and interest rate derivative contracts (a)	$(66.9)	$472.3
Equity-related derivative instruments (b)	31.7	—
Foreign currency forward and option contracts	0.8	36.4
Other	—	(0.4)
Total	$(34.4)	$508.3
_______________

(a)The loss for the 2023 period is attributable to net losses associated with changes in (i) the relative value of certain currencies and (ii) certain market interest rates. In addition, the loss for the 2023 period includes a net loss of $21.4 million resulting from changes in our credit risk valuation adjustments. The gain for the 2022 period is attributable to net gains associated with changes in (a) certain market interest rates and (b) the relative value of certain currencies. In addition, the gain for the 2022 period includes a net gain of $4.5 million resulting from changes in our credit risk valuation adjustments.

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

	Three months ended March 31,
	2023	2022
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$(414.2)	$783.3
U.S. dollar-denominated debt issued by euro functional currency entities	112.0	(213.1)
Other	(0.7)	4.8
Total	$(302.9)	$575.0
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

Realized and unrealized losses due to changes in fair values of certain investments, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. For additional information regarding our investments and fair value measurements, see notes 5 and 7, respectively, to our condensed consolidated financial statements. The details of our realized and unrealized losses due to changes in fair values of certain investments, net, are as follows:

	Three months ended March 31,
	2023	2022
	in millions

ITV	$45.1	$(167.4)
Vodafone	(37.4)	—
Lionsgate	34.1	(2.5)
Lacework	(21.4)	—
Plume	(17.5)	0.2
SMAs	(14.5)	(8.9)
EdgeConneX	11.9	13.5
Other, net	(5.8)	71.7
Total	(5.5)	(93.4)

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2023	2022
	in millions

VMO2 JV (a)	$(178.5)	$187.1
VodafoneZiggo JV (b)	(35.7)	48.6
AtlasEdge JV	(10.1)	(3.0)
nexfibre JV	(8.6)	—
Other, net	(5.7)	(2.2)
Total	$(238.6)	$230.5
_______________

(a)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees who were formerly employees of Liberty Global prior to the VMO2 JV formation, as these awards remain our responsibility. The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Revenue	$3,162.7	$3,398.0
Adjusted EBITDA	$1,025.9	$1,395.3
Operating income (loss)	$(39.7)	$286.6
Non-operating income (expense) (1)	$(414.4)	$92.0
Net earnings (loss)	$(352.1)	$318.1
    _______________

(1)Includes interest expense of $327.7 million and $235.0 million, respectively.

The change in the VMO2 JV’s revenue during the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to the net effect of (i) an increase in other revenue due to the construction agreement with the nexfibre JV, (ii) an increase in mobile revenue, (iii) a decrease in residential fixed revenue and (iv) a decrease in B2B revenue, with each revenue category as defined and reported by the VMO2 JV. The change in the VMO2 JV’s Adjusted EBITDA during the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to the net effect of (a) higher energy costs and (b) the realization of synergies. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(b)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $13.5 million and $14.1 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2023	2022
	in millions

Revenue	$1,083.4	$1,130.0
Adjusted EBITDA	$471.5	$537.8
Operating income	$59.8	$109.5
Non-operating income (expense) (1)	$(168.7)	$17.5
Net earnings (loss)	$(88.1)	$72.3
    _______________

(1)Includes interest expense of $180.6 million and $144.1 million, respectively.

The change in the VodafoneZiggo JV’s revenue during the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to the net effect of (i) a decrease in residential fixed revenue, (ii) an increase in residential mobile revenue and (iii) an increase in B2B revenue. The change in the VodafoneZiggo JV’s Adjusted EBITDA during the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to inflation-related increases in energy, staff and service delivery platform costs. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

Other income, net

We recognized other income, net, of $43.9 million and $11.9 million during the three months ended March 31, 2023 and 2022, respectively. These amounts include (i) interest and dividend income of $33.6 million and $3.4 million, respectively, and (ii) credits related to the non-service component of our net periodic pension costs of $5.2 million and $8.9 million, respectively.

Income tax expense

We recognized income tax expense of $12.5 million and $81.2 million during the three months ended March 31, 2023 and 2022, respectively.

The income tax expense during the three months ended March 31, 2023 differs from the expected income tax benefit of $164.7 million (based on the U.K. blended income tax rate of 23.5%), primarily due to the net negative impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries.

The income tax expense during the three months ended March 31, 2022 differs from the expected income tax expense of $219.8 million (based on the U.K. statutory income tax rate of 19.0%), primarily due to the net positive impact of non-deductible or non-taxable foreign currency exchange results.
For additional information concerning our income taxes, see note 11 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended March 31, 2023 and 2022, we reported earnings (loss) from continuing operations of ($713.5 million) and $1,075.7 million, respectively, consisting of (i) operating income of $37.4 million and $58.8 million, respectively, (ii) net non-operating income (expense) of ($738.4 million) and $1,098.1 million, respectively, and (iii) income tax expense of $12.5 million and $81.2 million, respectively.

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

Earnings from discontinued operations, net of taxes

We reported earnings from discontinued operations, net of taxes, of $34.6 million during the three months ended March 31, 2022 related to the results of UPC Poland. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests was $7.9 million and $72.0 million during the three months ended March 31, 2023 and 2022, respectively, primarily attributable to the results of operations of Telenet.

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

Cash, cash equivalents and SMAs

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2023 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$1.4
Unrestricted subsidiaries (b)	338.1
Total Liberty Global and unrestricted subsidiaries	339.5
Borrowing groups (c):
Telenet	1,100.6
UPC Holding	5.8
VM Ireland	0.3
Total borrowing groups	1,106.7
Total cash and cash equivalents (d)	1,446.2
Investments held under SMAs (e)	2,410.0
Total cash and cash equivalents and investments held under SMAs	$3,856.2
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.
(d)The total cash and cash equivalents balance includes $1,224.2 million or 84.6% and $173.4 million or 12.0% denominated in euros and U.S. dollars, respectively.

(e)The balance of our investments held under SMAs is denominated entirely in U.S. dollars and held by unrestricted subsidiaries that are outside of our borrowing groups.
For additional information regarding our cash and cash equivalents and investments held under SMAs, see the discussion under Quantitative and Qualitative Disclosures about Market Risk — Cash and Investments below.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $1.4 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $338.1 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $2,410.0 million of investments held under SMAs, represented available liquidity at the corporate level at March 31, 2023. Our remaining cash and cash equivalents of $1,106.7 million at March 31, 2023 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at March 31, 2023, see note 9 to our condensed consolidated financial statements.

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

At March 31, 2023, our consolidated cash and cash equivalents balance included $1,292.5 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our short- and long-term liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the Vodafone Collar Loan and (iii) principal payments on the Vodafone Collar Loan to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. Our parent entity also uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $13.5 billion at March 31, 2023 with varying maturity dates).

During the three months ended March 31, 2023, the aggregate amount of our share repurchases, including direct acquisition costs, was $236.8 million. Under our current repurchase program, we are authorized during 2023 to repurchase 10% of our total outstanding shares as of the beginning of the year. For additional information regarding our share repurchase programs, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at March 31, 2023, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our March 31, 2023 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) certain operating costs associated with our networks, (b) purchase obligations associated with CPE and certain service-related commitments and (c) programming, studio output and sports rights contracts. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, a significant portion of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 15 to our condensed consolidated financial statements.

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

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the Vodafone Collar Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted EBITDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global plc. Our credit facilities and senior and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At March 31, 2023, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At March 31, 2023, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $15.2 billion, including $0.8 billion that is classified as current on our condensed consolidated balance sheet and $7.7 billion that is not due until 2029 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2023.

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

Summary. The condensed consolidated statements of cash flows of our continuing operations for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three months ended March 31,
	2023	2022	Change
	in millions

Net cash provided by operating activities	$307.8	$605.6	$(297.8)
Net cash used by investing activities	(1,423.2)	(39.4)	(1,383.8)
Net cash provided (used) by financing activities	813.8	(655.7)	1,469.5
Effect of exchange rate changes on cash and cash equivalents and restricted cash	22.0	(10.5)	32.5
Net decrease in cash and cash equivalents and restricted cash	$(279.6)	$(100.0)	$(179.6)

Operating Activities. The decrease in net cash provided by operating activities is primarily attributable to the net effect of (i) a decrease in cash provided by our Adjusted EBITDA and related working capital items, which includes a decrease in cash provided of $113.7 million (at the applicable rate) in connection with the sale of certain handset receivables in Switzerland during the first three months of 2022, (ii) an increase in cash provided due to higher net cash receipts related to derivative instruments, (iii) a decrease in cash provided of $94.8 million due to lower dividend distributions received from the VodafoneZiggo JV, (iv) a decrease in cash provided due to higher payments of interest, (v) an increase in cash provided due to higher receipts of interest and (vi) a decrease due to FX. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The increase in net cash used by investing activities is primarily attributable to (i) an increase in cash used of $1,551.7 million associated with higher net cash paid for investments, primarily related to our investment in Vodafone, (ii) a decrease in cash used of $198.3 million due to higher dividend distributions received from the VMO2 JV and (iii) an increase in cash used of $93.8 million associated with higher net cash paid for acquisitions.

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

	Three months ended March 31,
	2023	2022
	in millions

Property and equipment additions	$389.9	$381.9
Assets acquired under capital-related vendor financing arrangements	(42.3)	(66.7)
Assets acquired under finance leases	(7.3)	(8.7)
Changes in current liabilities related to capital expenditures	36.9	66.3
Capital expenditures, net	$377.2	$372.8

The increase in our property and equipment additions during the three months ended March 31, 2023, as compared to the corresponding period in 2022, is primarily due to the net effect of (i) an increase in local currency expenditures of our subsidiaries due to the net effect of (a) an increase in new build and upgrade projects, (b) a decrease in expenditures to support new customer products and operational efficiency initiatives and (c) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, and (ii) a decrease due to FX.

Financing Activities. The change in net cash provided (used) by financing activities is primarily attributable to the net effect of (i) an increase in cash of $1,214.3 million due to higher net borrowings of debt related to the Vodafone Collar Loan, (ii) an increase in cash of $251.3 million due to lower repurchases of Liberty Global ordinary shares and (iii) a decrease in cash of $53.1 million due to higher net payments related to derivatives.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by the operating activities of our continuing operations, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our condensed consolidated statements of cash flows with each item excluding any cash provided or used by our discontinued operations. Net cash provided by operating activities of our continuing operations includes cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions of $11.6 million and $13.4 million during the three months ended March 31, 2023 and 2022, respectively.

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

The following table provides the details of our adjusted free cash flow:

	Three months ended March 31,
	2023	2022
	in millions

Net cash provided by operating activities of our continuing operations	$307.8	$605.6
Operating-related vendor financing additions (a)	141.4	133.7
Cash capital expenditures, net	(377.2)	(372.8)
Principal payments on operating-related vendor financing	(143.5)	(208.4)
Principal payments on capital-related vendor financing	(104.5)	(35.9)
Principal payments on finance leases	(2.4)	(17.8)
Adjusted free cash flow	$(178.4)	$104.4
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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to March 31, 2023.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2023.

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At March 31, 2023, $1,224.2 million or 84.6% and $173.4 million or 12.0% of our consolidated cash balance was denominated in euros and U.S. dollars, respectively. At March 31, 2023, the balance of our consolidated investments held under SMAs was denominated entirely in U.S. dollars.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	March 31, 2023	December 31, 2022
Spot rates:
Euro	0.9200	0.9337
Swiss franc	0.9139	0.9219
British pound sterling	0.8098	0.8265
Polish zloty	4.3043	4.3686

	Three months ended
	March 31,
	2023	2022
Average rates:
Euro	0.9320	0.8907
Swiss franc	0.9253	0.9237
British pound sterling	0.8229	0.7453
Polish zloty	4.3895	4.1127

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

In general, we enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to manage exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed upon notional principal amount. From time to time, we also use interest rate cap, floor and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Under our current guidelines, we use various interest rate derivative instruments to mitigate interest rate risk. The final maturity dates of our various portfolios of interest rate derivative instruments might, in some instances, fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate composition and maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 6 to our condensed consolidated financial statements.

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

In October 2020, the International Swaps and Derivatives Association (the ISDA) launched the Fallback Supplement, which, as of January 25, 2021, amended the standard definitions for interest rate derivatives to incorporate fallbacks for derivatives linked to certain key interbank offered rates (IBORs). The ISDA also launched the Fallback Protocol, a protocol that enables market participants to incorporate these revisions into their legacy non-cleared derivatives with other counterparties that choose to adhere to the protocol. The fallbacks for a particular currency apply following a permanent cessation of the IBOR in that currency, or in the case of an IBOR setting, that IBOR setting becoming permanently unrepresentative, and are adjusted versions of the risk-free rates identified in each currency. Our credit agreements contain provisions that contemplate alternative calculations of the base rate applicable to our LIBOR-indexed and EURIBOR-indexed debt to the extent LIBOR or EURIBOR (as applicable) are not available, which alternative calculations we do not anticipate will be materially different from what would have been calculated under LIBOR or EURIBOR (as applicable). Additionally, no mandatory prepayment or redemption provisions would be triggered under our credit agreements in the event that either the LIBOR rate or the EURIBOR rate is not available. It is possible, however, that any new reference rate that applies to our LIBOR-indexed or EURIBOR-indexed debt could be different from any new reference rate that applies to our LIBOR-indexed or EURIBOR-indexed derivative instruments. For discontinued currencies and tenors, we expect to continue taking steps to mitigate the changes in these benchmark rates, including by amending existing credit agreements and adhering to the Fallback Protocol, where appropriate. We plan to continue to manage this difference and any resulting increased variable-rate exposure through modifications to our debt and/or derivative instruments, however, future market conditions may not allow immediate implementation of desired modifications and our subsidiaries may incur significant associated costs.

Weighted Average Variable Interest Rate. At March 31, 2023, the outstanding principal amount of our variable-rate indebtedness aggregated $10.7 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 5.9%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $53.5 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2023:

(i)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €407 million ($443 million);

(ii)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €240 million ($261 million); and

(iii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €96 million ($105 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2023:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €296 million ($322 million); and

(ii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €75 million ($81 million).

Vodafone Collar

Holding all other factors constant, at March 31, 2023, (i) an instantaneous increase of 10% in the per share market price of Vodafone’s ordinary shares would have decreased the fair value of the Vodafone Collar by approximately €97 million ($105 million) and (ii) an instantaneous decrease of 10% in the per market share price of Vodafone’s ordinary shares would have increased the fair value of the Vodafone Collar by approximately €93 million ($101 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of March 31, 2023. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2023
		2024	2025	2026	2027	2028	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(183.4)	$(277.3)	$(298.3)	$(238.7)	$(234.9)	$(186.7)	$(76.7)	$(1,496.0)
Principal-related (b)	—	—	78.4	50.3	—	(67.6)	74.8	135.9
Other (c)	1.8	0.3	11.0	21.7	—	—	—	34.8
Total	$(181.6)	$(277.0)	$(208.9)	$(166.7)	$(234.9)	$(254.3)	$(1.9)	$(1,325.3)
_______________

(a)Includes (i) the cash flows of our interest rate cap, floor and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)Includes the principal-related cash flows of our cross-currency swap contracts.

(c)Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and Vodafone Collar to settle the Vodafone Collar Loan.

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2023. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of March 31, 2023 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2023 through January 31, 2023:
Class A	—	$—	—	(b)
Class C	3,289,400	$21.84	3,289,400	(b)
February 1, 2023 through February 28, 2023:
Class A	—	$—	—	(b)
Class C	3,318,000	$21.78	3,318,000	(b)
March 1, 2023 through March 31, 2023:
Class A	430,000	$18.46	430,000	(b)
Class C	4,205,000	$20.16	4,205,000	(b)
Total — January 1, 2023 through March 31, 2023:
Class A	430,000	$18.46	430,000	(b)
Class C	10,812,400	$21.17	10,812,400	(b)
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)As of March 31, 2023, the remaining number of our Class A and/or Class C ordinary shares that we are authorized to repurchase during 2023 was 34.7 million. Based on the average of the respective closing share prices as of March 31, 2023, this would equate to additional share repurchases during the remainder of 2023 of approximately $691.9 million. For additional information, see note 12 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

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

LIBERTY GLOBAL PLC

Dated:	May 9, 2023	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 9, 2023	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer