Form 10-Q
period 2023-06-30
Liberty Global plc
filed 2023-07-24
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding ordinary shares of Liberty Global plc as of July 17, 2023 was: 171,341,598 class A ordinary shares, 12,994,000 class B ordinary shares and 239,995,206 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2023	December 31, 2022
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,565.2	$1,726.2
Trade receivables, net (note 3)	872.2	830.6
Short-term investments (measured at fair value on a recurring basis) (note 5)	2,126.0	2,621.6
Derivative instruments (note 6)	509.2	382.7
Other current assets (notes 3 and 5)	870.6	736.3
Total current assets	5,943.2	6,297.4
Investments and related notes receivable (including $3,399.3 million and $2,271.4 million, respectively, measured at fair value on a recurring basis) (note 5)	16,236.8	14,948.5
Property and equipment, net (notes 8 and 10)	6,621.8	6,504.5
Goodwill (note 8)	9,570.1	9,316.1
Intangible assets subject to amortization, net (note 8)	2,203.4	2,342.4
Other assets, net (notes 3, 6 and 10)	3,361.2	3,486.1
Total assets	$43,936.5	$42,895.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2023	December 31, 2022
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$616.2	$610.1
Deferred revenue (note 3)	323.3	264.4
Current portion of debt and finance lease obligations (notes 9 and 10)	704.1	799.7
Accrued capital expenditures	229.7	244.0
Derivative instruments (note 6)	383.0	296.8
Other accrued and current liabilities (note 10)	1,831.8	1,706.0
Total current liabilities	4,088.1	3,921.0
Long-term debt and finance lease obligations (notes 9 and 10)	14,405.7	12,963.5
Long-term operating lease liabilities (note 10)	1,618.9	1,645.9
Other long-term liabilities (notes 3 and 6)	1,883.1	1,791.2
Total liabilities	21,995.8	20,321.6

Commitments and contingencies (notes 6, 9, 10, 11 and 15)

Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 171,328,676 and 171,917,370 shares, respectively	1.8	1.8
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 12,994,000 and 12,994,000 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 245,285,147 and 274,436,585 shares, respectively	2.5	2.7
Additional paid-in capital	1,754.6	2,300.8
Accumulated earnings	18,396.7	19,617.7
Accumulated other comprehensive earnings, net of taxes	1,700.6	513.4
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	21,856.2	22,436.4
Noncontrolling interests	84.5	137.0
Total equity	21,940.7	22,573.4
Total liabilities and equity	$43,936.5	$42,895.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions, except per share amounts

Revenue (notes 3, 4, 5 and 16)	$1,848.0	$1,754.2	$3,716.4	$3,607.5
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 10)	555.7	480.6	1,126.4	1,017.4
Other operating (notes 10 and 13)	324.6	267.3	626.2	540.5
Selling, general and administrative (SG&A) (notes 10 and 13)	442.1	405.8	857.5	816.2
Depreciation and amortization	570.9	517.7	1,097.8	1,082.4
Impairment, restructuring and other operating items, net (note 10)	3.9	58.3	20.3	67.7
	1,897.2	1,729.7	3,728.2	3,524.2
Operating income (loss)	(49.2)	24.5	(11.8)	83.3
Non-operating income (expense):
Interest expense	(213.7)	(132.9)	(414.6)	(267.1)
Realized and unrealized gains on derivative instruments, net (note 6)	51.1	613.6	16.7	1,121.9
Foreign currency transaction gains (losses), net	56.4	1,148.7	(246.5)	1,723.7
Realized and unrealized losses due to changes in fair values of certain investments, net (notes 5 and 7)	(410.8)	(111.9)	(416.3)	(205.3)
Share of results of affiliates, net (note 5)	138.3	81.1	(100.3)	311.6
Gain on Telenet Tower Sale (note 4)	—	693.3	—	693.3
Other income, net	75.8	29.4	119.7	41.3
	(302.9)	2,321.3	(1,041.3)	3,419.4
Earnings (loss) from continuing operations before income taxes	(352.1)	2,345.8	(1,053.1)	3,502.7
Income tax expense (note 11)	(159.2)	(63.6)	(171.7)	(144.8)
Earnings (loss) from continuing operations	(511.3)	2,282.2	(1,224.8)	3,357.9
Discontinued operations (note 4):
Earnings from discontinued operations, net of taxes	—	—	—	34.6
Gain on disposal of discontinued operations, net of taxes	—	848.9	—	848.9
	—	848.9	—	883.5
Net earnings (loss)	(511.3)	3,131.1	(1,224.8)	4,241.4
Net loss (earnings) attributable to noncontrolling interests	11.7	(344.5)	3.8	(416.5)
Net earnings (loss) attributable to Liberty Global shareholders	$(499.6)	$2,786.6	$(1,221.0)	$3,824.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions, except per share amounts

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$(1.13)	$3.87	$(2.73)	$5.76
Discontinued operations	—	1.69	—	1.73
	$(1.13)	$5.56	$(2.73)	$7.49
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$(1.13)	$3.80	$(2.73)	$5.64
Discontinued operations	—	1.67	—	1.70
	$(1.13)	$5.47	$(2.73)	$7.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Net earnings (loss)	$(511.3)	$3,131.1	$(1,224.8)	$4,241.4
Other comprehensive earnings (loss), net of taxes:
Continuing operations:
Foreign currency translation adjustments	494.0	(2,722.9)	1,195.3	(3,908.2)
Reclassification adjustments included in net earnings (loss)	(0.4)	(1.2)	(0.6)	(2.2)
Pension-related adjustments and other	(3.4)	19.1	(6.9)	21.1
Other comprehensive earnings (loss) from continuing operations	490.2	(2,705.0)	1,187.8	(3,889.3)
Other comprehensive loss from discontinued operations (note 4)	—	(10.9)	—	(44.4)
Other comprehensive earnings (loss)	490.2	(2,715.9)	1,187.8	(3,933.7)
Comprehensive earnings (loss)	(21.1)	415.2	(37.0)	307.7
Comprehensive loss (earnings) attributable to noncontrolling interests	11.6	(351.8)	3.2	(424.3)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$(9.5)	$63.4	$(33.8)	$(116.6)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2022	$1.8	$0.1	$3.4	$3,893.0	$18,144.5	$3,892.2	$(0.1)	$25,934.9	$(336.9)	$25,598.0
Net earnings	—	—	—	—	1,038.3	—	—	1,038.3	72.0	1,110.3
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,218.3)	—	(1,218.3)	0.5	(1,217.8)
Repurchases and cancellations of Liberty Global ordinary shares	—	—	(0.2)	(495.9)	—	—	—	(496.1)	—	(496.1)
Share-based compensation (note 13)	—	—	—	50.5	—	—	—	50.5	—	50.5
Repurchases by Telenet of its outstanding shares	—	—	—	(28.0)	—	—	—	(28.0)	3.1	(24.9)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(13.5)	—	—	—	(13.5)	0.6	(12.9)
Balance at March 31, 2022	1.8	0.1	3.2	3,406.1	19,182.8	2,673.9	(0.1)	25,267.8	(260.7)	25,007.1
Net earnings	—	—	—	—	2,786.6	—	—	2,786.6	344.5	3,131.1
Other comprehensive loss, net of taxes	—	—	—	—	—	(2,723.2)	—	(2,723.2)	7.3	(2,715.9)
Repurchases and cancellations of Liberty Global ordinary shares	—	—	(0.2)	(565.7)	—	—	—	(565.9)	—	(565.9)
Dividend distributions by subsidiaries to non-controlling interest owners	—	—	—	—	—	—	—	—	(64.8)	(64.8)
Share-based compensation (note 13)	—	—	—	40.0	—	—	—	40.0	—	40.0
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(29.3)	—	—	—	(29.3)	3.3	(26.0)
Balance at June 30, 2022	$1.8	$0.1	$3.0	$2,851.1	$21,969.4	$(49.3)	$(0.1)	$24,776.0	$29.6	$24,805.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2023	$1.8	$0.1	$2.7	$2,300.8	$19,617.7	$513.4	$(0.1)	$22,436.4	$137.0	$22,573.4
Net loss	—	—	—	—	(721.4)	—	—	(721.4)	7.9	(713.5)
Other comprehensive earnings, net of taxes	—	—	—	—	—	697.1	—	697.1	0.5	697.6
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(236.7)	—	—	—	(236.8)	—	(236.8)
Share-based compensation (note 13)	—	—	—	34.9	—	—	—	34.9	—	34.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	12.2	—	—	—	12.2	1.7	13.9
Balance at March 31, 2023	1.8	0.1	2.6	2,111.2	18,896.3	1,210.5	(0.1)	22,222.4	147.1	22,369.5
Net loss	—	—	—	—	(499.6)	—	—	(499.6)	(11.7)	(511.3)
Other comprehensive earnings, net of taxes	—	—	—	—	—	490.1	—	490.1	0.1	490.2
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(388.6)	—	—	—	(388.7)	—	(388.7)
Share-based compensation (note 13)	—	—	—	61.9	—	—	—	61.9	—	61.9
Dividend distributions by subsidiaries to non-controlling interest owners	—	—	—	—	—	—	—	—	(47.3)	(47.3)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(29.9)	—	—	—	(29.9)	(3.7)	(33.6)
Balance at June 30, 2023	$1.8	$0.1	$2.5	$1,754.6	$18,396.7	$1,700.6	$(0.1)	$21,856.2	$84.5	$21,940.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2023	2022
	in millions

Cash flows from operating activities:
Net earnings (loss)	$(1,224.8)	$4,241.4
Earnings from discontinued operations	—	883.5
Earnings (loss) from continuing operations	(1,224.8)	3,357.9
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	119.6	100.7
Depreciation and amortization	1,097.8	1,082.4
Impairment, restructuring and other operating items, net	20.3	67.7
Amortization of deferred financing costs and non-cash interest	32.3	12.5
Realized and unrealized gains on derivative instruments, net	(16.7)	(1,121.9)
Foreign currency transaction losses (gains), net	246.5	(1,723.7)
Realized and unrealized losses due to changes in fair values of certain investments, net	416.3	205.3
Share of results of affiliates, net	100.3	(311.6)
Deferred income tax expense	87.6	67.8
Gain on Telenet Tower Sale	—	(693.3)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	120.4	24.6
Dividend distributions received from the VMO2 JV	—	152.2
Dividend distributions received from the VodafoneZiggo JV	—	142.4
Net cash provided by operating activities of continuing operations	999.6	1,363.0
Net cash provided by operating activities of discontinued operations	—	51.1
Net cash provided by operating activities	$999.6	$1,414.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended June 30,
	2023	2022
	in millions

Cash flows from investing activities:
Cash paid for investments	$(5,383.6)	$(4,107.4)
Cash received from the sale of investments	4,282.9	4,965.3
Capital expenditures, net	(688.4)	(634.2)
Dividend distributions received from the VMO2 JV	403.5	—
Cash paid in connection with acquisitions, net of cash acquired	(94.6)	—
Cash received in connection with the sale of UPC Poland	—	1,568.1
Cash received in connection with the Telenet Tower Sale	—	779.9
Other investing activities, net	(6.1)	9.6
Net cash provided (used) by investing activities of continuing operations	(1,486.3)	2,581.3
Net cash used by investing activities of discontinued operations	—	(15.6)
Net cash provided (used) by investing activities	(1,486.3)	2,565.7

Cash flows from financing activities:
Borrowings of debt	1,221.1	—
Operating-related vendor financing additions	276.7	231.3
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(21.0)	(972.4)
Principal payments on operating-related vendor financing	(268.9)	(319.1)
Principal payments on capital-related vendor financing	(162.2)	(78.5)
Principal payments on finance leases	(6.5)	(31.1)
Repurchases of Liberty Global ordinary shares	(608.3)	(1,042.0)
Net cash paid related to derivative instruments	(62.5)	(50.0)
Dividend distributions by subsidiaries to noncontrolling interest owners	(46.4)	(61.1)
Payment of financing costs and debt premiums	—	(28.1)
Other financing activities, net	(27.0)	(81.0)
Net cash provided (used) by financing activities of continuing operations	295.0	(2,432.0)
Net cash used by financing activities of discontinued operations	—	(2.6)
Net cash provided (used) by financing activities	$295.0	$(2,434.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended June 30,
	2023	2022
	in millions

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	$31.1	$(65.3)
Discontinued operations	—	—
Total	31.1	(65.3)
Net increase (decrease) in cash and cash equivalents and restricted cash:
Continuing operations	(160.6)	1,447.0
Discontinued operations	—	32.9
Total	(160.6)	1,479.9
Cash and cash equivalents and restricted cash:
Beginning of period	1,732.4	917.3
Net increase (decrease)	(160.6)	1,479.9
End of period	$1,571.8	$2,397.2

Cash paid for interest:
Continuing operations	$428.8	$261.0
Discontinued operations	—	0.3
Total	$428.8	$261.3
Net cash paid for taxes:
Continuing operations	$174.8	$148.0
Discontinued operations	—	7.4
Total	$174.8	$155.4

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$1,565.2	$2,391.1
Restricted cash included in other current assets and other assets, net	6.6	6.1
Total cash and cash equivalents and restricted cash	$1,571.8	$2,397.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
June 30, 2023
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

Our continuing operations comprise businesses that provide residential and business-to-business (B2B) communications services in (i) Switzerland and Slovakia through certain wholly-owned subsidiaries that we collectively refer to as “UPC Holding”, (ii) Belgium and Luxembourg through Telenet Group Holding N.V. (Telenet), a 61.1%-owned subsidiary, and (iii) Ireland through another wholly-owned subsidiary (VM Ireland). In addition, we own 50% noncontrolling interests in (a) a 50:50 joint venture (the VMO2 JV) with Telefónica SA (Telefónica), which provides residential and B2B communications services in the United Kingdom (U.K.), and (b) a 50:50 joint venture (the VodafoneZiggo JV) with Vodafone Group plc (Vodafone), which provides residential and B2B communications services in the Netherlands. We also own (1) a 50% noncontrolling voting interest in a joint venture (the AtlasEdge JV), which is a leading European Edge data center platform, and (2) a 25% noncontrolling interest in a joint venture (the nexfibre JV), which is constructing a new fiber network in the U.K. outside of the existing footprint of the VMO2 JV. For information regarding changes to our ownership of Telenet, see note 17.

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

Unless otherwise indicated, the amounts presented in these notes relate only to our continuing operations, and ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2023. Certain prior year amounts have been reclassified to conform to the current year presentation.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
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

ASU 2020-04

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides, for a limited time, optional expedients and exceptions for certain contract modifications that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. In December 2022, the FASB deferred the expiration date of ASU 2020-04 from December 31, 2022 to December 31, 2024. In accordance with the optional expedients in ASU 2020-04, we have modified all applicable debt agreements to replace LIBOR with another reference rate and applied the practical expedient to account for the modification as a continuation of the existing contract. The use of optional expedients in ASU 2020-04 has not had a significant impact on our consolidated financial statements to date. For additional information regarding our debt, see note 9.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $54.4 million and $43.1 million at June 30, 2023 and December 31, 2022, respectively.
If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $36.8 million and $33.3 million as of June 30, 2023 and December 31, 2022, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $331.7 million and $272.5 million as of June 30, 2023 and December 31, 2022, respectively. The increase in deferred revenue for the six months ended June 30, 2023 is primarily due to the net effect of (a) the impact of additions during the period and (b) the recognition of $184.3 million of revenue that was included in our deferred revenue balance at December 31, 2022. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $75.2 million and $69.4 million at June 30, 2023 and December 31, 2022, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $2.4 million and $5.5 million during the three and six months ended June 30, 2023, respectively, and $4.2 million and $8.6 million during the three and six months ended June 30, 2022, respectively, to operating costs and expenses related to these assets.

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

(4)    Acquisitions and Dispositions

2023 Acquisition

Telenet Wyre Transaction. On July 1, 2023, pursuant to an agreement dated July 19, 2022, Telenet and Fluvius System Operator CV (Fluvius) created an independent, self-funding infrastructure company (Wyre) within their combined geographic footprint in Belgium. The companies each contributed certain cable infrastructure assets with Telenet and Fluvius initially owning 66.8% and 33.2% of Wyre, respectively. Telenet and Liberty Global began consolidating Wyre’s results upon the closing of the transaction. The transaction will be recognized in the third quarter of 2023 upon completion of the valuation of the net assets contributed.

2022 Dispositions

UPC Poland. On April 1, 2022, we completed the sale of 100% of our operations in Poland (UPC Poland) to a subsidiary of iliad S.A. (iliad). After considering debt and working capital adjustments (including cash disposed), we received net cash proceeds of Polish zloty 6,590.4 million ($1,568.1 million at the transaction date) in the second quarter of 2022.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
In connection with the sale of UPC Poland, we recognized a gain of $848.9 million during the six months ended June 30, 2022, which includes a cumulative foreign currency translation gain of $10.9 million. No income taxes were required to be provided on this gain.

In connection with the sale of UPC Poland, we have agreed to provide certain transitional services to iliad for a period of up to five years, depending on the service. These services principally comprise network and information technology-related functions. During the six months ended June 30, 2023 and 2022, we recorded revenue of $14.4 million and $8.8 million, respectively, associated with these transitional services.

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
The operating results of UPC Poland for the period from January 1, 2022 to April 1, 2022, the date UPC Poland was sold, are summarized in the following table (in millions). These amounts exclude intercompany revenue and expenses that are eliminated within our condensed consolidated statement of operations.

Revenue	$109.5
Operating income	$45.0
Earnings before income taxes	$43.9
Income tax expense	(9.3)
Net earnings attributable to Liberty Global shareholders	$34.6

Telenet Tower Sale. On June 1, 2022, Telenet completed the sale of substantially all of their passive infrastructure and tower assets to DigitalBridge Investments LLC (DigitalBridge) (the Telenet Tower Sale). After considering working capital adjustments, we received net cash proceeds of €733.0 million ($779.9 million at the transaction date) in the second quarter of 2022. Effective with the signing of the sale and purchase agreement on March 25, 2022, we began accounting for the associated assets and liabilities as held for sale and, accordingly, we ceased to depreciate or amortize these long-lived assets.

In connection with the completion of the Telenet Tower Sale, we recognized a gain of $693.3 million during the six months ended June 30, 2022. No income taxes were required to be provided on this gain.

As part of the Telenet Tower Sale, Telenet entered into a master lease agreement to lease back the passive infrastructure and tower assets from DigitalBridge for an initial period of 15 years (the Telenet Tower Lease Agreement). In connection with the Telenet Tower Lease Agreement, during the second quarter of 2022, we recorded non-cash additions to our operating lease right-of-use (ROU) assets of $615.1 million and a corresponding increase to our operating lease liabilities of the same amount.

In addition, as part of the Telenet Tower Lease Agreement, Telenet has also committed to lease back 475 build-to-suit sites over the term of the lease. As of June 30, 2023 the total U.S. dollar equivalent of the estimated future payments for the build-to-suit sites over the term of the lease was $120.8 million, the majority of which are due after 2028. Telenet will act as an agent over the construction of future towers on the build-to-suit sites.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
(5)    Investments

The details of our investments are set forth below:

Accounting Method	June 30, 2023	December 31, 2022	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMO2 JV	$9,887.0	$9,790.9	50.0
VodafoneZiggo JV (c)	2,274.7	2,345.8	50.0
AtlasEdge JV	233.2	122.2	47.9
All3Media Ltd. (All3Media)	147.4	143.9	50.0
Formula E Holdings Ltd (Formula E)	95.9	87.3	35.9
nexfibre JV	68.5	—	25.0
Other	130.8	187.0
Total — equity	12,837.5	12,677.1
Fair value:
Short-term:
Separately-managed accounts (SMAs) (d)	2,126.0	2,621.6
Long-term:
Vodafone - subject to re-use rights (e)	1,255.8	—	4.9
Televisa Univision, Inc. (Televisa Univision)	385.5	385.5	6.3
ITV plc (ITV)	346.1	362.4	9.9
EdgeConneX, Inc. (EdgeConneX)	204.4	183.8	5.2
Plume Design, Inc. (Plume) (f)	195.0	246.2	11.5
SMAs (d)	167.4	233.0
Lacework, Inc. (Lacework)	148.2	242.8	3.2
Pax8, Inc.	99.0	99.0	5.8
CANAL+ Polska S.A.	77.4	66.1	17.0
Aviatrix Systems, Inc.	66.7	78.2	3.8
Lions Gate Entertainment Corp. (Lionsgate)	56.6	36.7	2.9
Other	397.2	337.7
Total — fair value	5,525.3	4,893.0
Total investments (g)	$18,362.8	$17,570.1
Short-term investments	$2,126.0	$2,621.6
Long-term investments	$16,236.8	$14,948.5
_______________

(a)Our ownership percentages are determined based on our legal ownership as of the most recent balance sheet date or are estimated based on the number of shares we own and the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal the respective fair values. At June 30, 2023 and December 31, 2022, the aggregate carrying amounts of our equity method investments exceeded our proportionate share

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
of the respective investee’s net assets by $1,211.5 million and $1,196.8 million, respectively, which primarily includes amounts associated with the VodafoneZiggo JV Receivables, as defined below, and amounts we are owed under a long-term note receivable from All3Media.

(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global comprising (i) a euro-denominated note receivable with a principal amount of $764.3 million and $749.7 million at June 30, 2023 and December 31, 2022, respectively, (the VodafoneZiggo JV Receivable I) and (ii) a euro-denominated note receivable with a principal amount of $227.0 million and $222.7 million at June 30, 2023 and December 31, 2022, respectively, (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at 5.55% and have a final maturity date of December 31, 2030. During the six months ended June 30, 2023, interest accrued on the VodafoneZiggo JV Receivables was $27.4 million, all of which has been cash settled.

(d)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. As of June 30, 2023, all of our investments held under SMAs were classified as available-for-sale debt securities. At June 30, 2023 and December 31, 2022, interest accrued on our debt securities, which is included in other current assets on our condensed consolidated balance sheets, was $27.7 million and $18.5 million, respectively.

(e)During the first quarter of 2023, we acquired 1,335 million shares of Vodafone at an average purchase price of £0.9195 ($1.1151 at the transaction date) per share. The aggregate purchase price of £1,227.6 million ($1,488.7 million at the transaction date) was funded with $269.2 million of cash on hand, net of a $0.3 million collar premium, and the remainder through a collar transaction (the Vodafone Collar Transaction). The Vodafone Collar Transaction includes a collar on the full amount of our Vodafone shares (the Vodafone Collar) and a loan (the Vodafone Collar Loan) collateralized by the Vodafone shares. Under the terms of the Vodafone Collar, the counterparty has the right to re-use pledged Vodafone shares. At June 30, 2023, after consideration of the Vodafone Collar Transaction, the net fair value of our investment in Vodafone is $168.3 million. For additional information regarding the Vodafone Collar Transaction, including a description of the related re-use rights and the impact on the dividends we receive on our Vodafone shares, see note 6.

(f)Our investment in Plume includes warrants with a fair value of $72.1 million and $92.2 million at June 30, 2023 and December 31, 2022, respectively.

(g)The purchase and sale of investments are presented on a gross basis in our condensed consolidated statements of cash flows, including amounts associated with SMAs.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

VodafoneZiggo JV (a)	$(52.2)	$83.4	$(87.9)	$132.0
VMO2 JV (b)	188.9	30.8	10.4	217.9
AtlasEdge JV	(0.3)	(5.1)	(10.4)	(8.1)
Formula E	(9.6)	(9.6)	(9.4)	(1.7)
nexfibre JV	14.9	—	6.3	—
All3Media	1.4	(12.2)	1.7	(16.9)
Other, net	(4.8)	(6.2)	(11.0)	(11.6)
Total	$138.3	$81.1	$(100.3)	$311.6
_______________

(a)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) 100% of the interest income earned on the VodafoneZiggo JV Receivables.

(b)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees who were formerly employees of Liberty Global prior to the VMO2 JV formation, as these awards remain our responsibility.

VMO2 JV

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by or will otherwise benefit the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services it provides during the term of the U.K. JV Framework Agreement. We recorded revenue related to the U.K. JV Services of $55.4 million and $63.9 million during the three months ended June 30, 2023 and 2022, respectively, and $121.2 million and $132.6 million during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, $32.0 million and $37.0 million, respectively, was due from the VMO2 JV, primarily related to (a) services performed under the U.K. JV Framework Agreement and (b) amounts incurred by Liberty Global for certain equipment and licenses purchased on behalf of the VMO2 JV. The amounts due from the VMO2 JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets. In addition, during the six months ended June 30, 2023, we received dividend distributions from the VMO2 JV aggregating $403.5 million, all of which was accounted for as a return of capital for purposes of our condensed consolidated statement of cash flows. During the six months ended June 30, 2022, we received a dividend distribution from the VMO2 JV aggregating $152.2 million, which was accounted for as a return on capital for purposes of our condensed consolidated statement of cash flows.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Revenue	$3,391.5	$3,202.6	$6,554.2	$6,600.6
Earnings before income taxes	$515.4	$89.1	$61.4	$467.7
Net earnings	$374.7	$88.4	$22.6	$406.5

VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided during the term of the NL JV Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $55.5 million and $57.3 million during the three months ended June 30, 2023 and 2022, respectively, and $120.5 million and $117.3 million during the six months ended June 30, 2023 and 2022, respectively, primarily related to (a) the NL JV Services and (b) the sale of customer premises equipment (CPE) to the VodafoneZiggo JV at a mark-up. At June 30, 2023 and December 31, 2022, $38.1 million and $35.0 million, respectively, was due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets. In addition, during the six months ended June 30, 2022, we received dividend distributions from the VodafoneZiggo JV aggregating $142.4 million, all of which was accounted for as a return on capital for purposes of our condensed consolidated statement of cash flows.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Revenue	$1,088.4	$1,065.6	$2,171.8	$2,195.6
Earnings (loss) before income taxes	$(141.3)	$225.7	$(250.2)	$352.7
Net earnings (loss)	$(127.5)	$146.6	$(215.6)	$218.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
Fair Value Investments

The following table sets forth the details of our realized and unrealized losses due to changes in fair value, net:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Vodafone	$(221.4)	$—	$(258.8)	$—
Lacework	(73.2)	—	(94.6)	—
Plume	(33.7)	0.1	(51.2)	0.3
SMAs	(6.8)	(3.5)	(21.3)	(12.4)
Lionsgate	(14.2)	(43.6)	19.9	(46.1)
ITV	(61.4)	(112.2)	(16.3)	(279.6)
EdgeConneX	2.1	29.0	14.0	42.5
Televisa Univision	(1.7)	21.4	(7.4)	31.8
Other, net (a)	(0.5)	(3.1)	(0.6)	58.2
Total	$(410.8)	$(111.9)	$(416.3)	$(205.3)
_______________

(a)Includes gains of $8.2 million, $11.7 million, $8.0 million and $12.0 million, in the respective periods shown, related to investments that were sold during the second quarter of 2023 and 2022.

Debt Securities
At June 30, 2023 and December 31, 2022, all of our SMAs were composed of debt securities, which are summarized in the following tables:

	June 30, 2023
	Amortized cost basis	Accumulated unrealized loss	Fair value
	in millions

Commercial paper	$883.8	$0.1	$883.9
Government bonds	647.4	(2.7)	644.7
Certificates of deposit	489.2	(0.1)	489.1
Corporate debt securities	244.0	(2.1)	241.9
Other debt securities	33.8	—	33.8
Total debt securities	$2,298.2	$(4.8)	$2,293.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)

	December 31, 2022
	Amortized cost basis	Accumulated unrealized loss	Fair value
	in millions

Commercial paper	$881.1	$2.1	$883.2
Government bonds	697.0	(1.4)	695.6
Certificates of deposit	520.5	(0.6)	519.9
Corporate debt securities	405.3	(4.8)	400.5
Other debt securities	355.0	0.4	355.4
Total debt securities	$2,858.9	$(4.3)	$2,854.6

We received proceeds from the sale of debt securities of $1.8 billion and $2.3 billion during the three months ended June 30, 2023 and 2022, respectively, and $4.2 billion and $4.9 billion during the six months ended June 30, 2023 and 2022, respectively, the majority of which were reinvested in new debt securities held under SMAs. The sale of debt securities resulted in realized net losses of $13.5 million and $2.7 million during the three months ended June 30, 2023 and 2022, respectively, and $32.7 million and $6.1 million during the six months ended June 30, 2023 and 2022, respectively.

The fair values of our debt securities as of June 30, 2023 by contractual maturity are shown below (in millions):

Due in one year or less	$2,126.0
Due in one to five years	166.4
Due in five to ten years	1.0
Total (a)	$2,293.4
_______________

(a)The weighted average life of our total debt securities was 0.4 years as of June 30, 2023.

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
June 30, 2023
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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2023			December 31, 2022
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$505.1	$812.4	$1,317.5	$381.4	$1,087.6	$1,469.0
Equity-related derivative instruments (c)	—	213.6	213.6	—	—	—
Foreign currency forward and option contracts	3.9	—	3.9	1.0	—	1.0
Other	0.2	—	0.2	0.3	—	0.3
Total	$509.2	$1,026.0	$1,535.2	$382.7	$1,087.6	$1,470.3
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$334.2	$530.0	$864.2	$286.5	$449.0	$735.5
Equity-related derivative instruments (c)	44.8	—	44.8	—	—	—
Foreign currency forward and option contracts	4.0	0.7	4.7	10.3	1.3	11.6
Total	$383.0	$530.7	$913.7	$296.8	$450.3	$747.1
_______________

(a)Our long-term derivative assets and long-term derivative liabilities are included in other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains of $43.6 million and $4.8 million during the three months ended June 30, 2023 and 2022, respectively, and $22.2 million and $9.3 million during the six months ended June 30, 2023 and 2022, respectively. These amounts are included in realized and unrealized gains on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Equity-related derivative instruments	$135.3	$—	$167.0	$—
Cross-currency and interest rate derivative contracts	(89.4)	619.0	(156.3)	1,091.3
Foreign currency forward and option contracts	5.2	(5.1)	6.0	31.3
Other	—	(0.3)	—	(0.7)
Total	$51.1	$613.6	$16.7	$1,121.9
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

	Six months ended June 30,
	2023	2022
	in millions

Operating activities	$193.0	$(6.7)
Investing activities	0.1	40.9
Financing activities	(62.5)	(50.0)
Total	$130.6	$(15.8)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At June 30, 2023, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $620.3 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2023, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at June 30, 2023:

	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

UPC Holding	$250.0		€220.6		2.3
	$4,475.0	CHF	4,098.2	(a)	5.0
	€1,952.6	CHF	2,176.5		3.7

Telenet	$3,940.0		€3,489.6	(a)	3.6
	€45.2		$50.0	(b)	1.6
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to June 30, 2023. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2023:

	Pays fixed rate		Receives fixed rate
	Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions	in years	in millions	in years

UPC Holding	$3,444.6 (a)	3.1	$3,297.7	3.1

Telenet	$1,508.5	3.9	$294.8	1.6
_______________

(a)Includes forward-starting derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at June 30, 2023:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

UPC Holding	$3,610.4	0.2

Telenet	$3,507.0	0.2

VM Ireland	$982.7	0.5

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At June 30, 2023, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.2 billion and $8.9 billion, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Decrease to borrowing costs at June 30, 2023 (a)

UPC Holding	(3.37)%
Telenet	(3.12)%
VM Ireland	(3.06)%
Total decrease to borrowing costs	(3.25)%
_______________

(a)Represents the effect of derivative instruments in effect at June 30, 2023 and does not include forward-starting derivative instruments.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of June 30, 2023, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $577.8 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
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

The Vodafone Collar Transaction also provided us with the ability to effectively finance the purchase of the Vodafone shares. In this regard, on February 11, 2023, we borrowed €1,143.6 million ($1,219.8 million at the transaction date) under the Vodafone Collar Loan. At June 30, 2023, borrowings under the Vodafone Collar Loan were collateralized by our Vodafone shares. The Vodafone Collar Loan has a face value of €1,258.0 million ($1,341.8 million at the transaction date) and was issued at a discount of €114.4 million ($122.0 million at the transaction date) with a zero coupon rate and an average implied yield of 295 basis points (2.95%). The Vodafone Collar Loan has settlement dates from July 2025 to December 2026, contains no financial covenants and provides for customary representations and warranties, events of default and certain adjustment and termination events. Under the terms of the Vodafone Collar, the counterparty has the right to re-use the pledged Vodafone shares, but we have the right to recall the shares that are re-used by the counterparty subject to certain costs. In addition, we will retain a portion of the dividends on the Vodafone shares, dependent on the value of the collar on the ex-dividend date.

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of June 30, 2023 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

We use a Monte Carlo based approach to incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swap contracts are quantified and further explained in note 6.

Fair value measurements are also used for nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets, property and equipment and the implied value of goodwill. The valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue growth and Adjusted EBITDA margin (as defined in note 16), and terminal growth rates, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2023 and 2022, we did not perform any significant nonrecurring fair value measurements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at June 30, 2023 using:
Description	June 30, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,317.5	$—	$1,317.5	$—
Equity-related derivative instruments	213.6	—	—	213.6
Foreign currency forward and option contracts	3.9	—	3.9	—
Other	0.2	—	0.2	—
Total derivative instruments	1,535.2	—	1,321.6	213.6
Investments:
SMAs	2,293.4	582.8	1,710.6	—
Other investments	3,231.9	1,658.6	0.1	1,573.2
Total investments	5,525.3	2,241.4	1,710.7	1,573.2
Total assets	$7,060.5	$2,241.4	$3,032.3	$1,786.8

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$864.2	$—	$864.2	$—
Equity-related derivative instruments	44.8	—	—	44.8
Foreign currency forward and option contracts	4.7	—	4.7	—
Total liabilities	$913.7	$—	$868.9	$44.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
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
June 30, 2023
(unaudited)
A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2023	$1,639.0	$—	$1,639.0
Gains (losses) included in loss from continuing operations (a):
Realized and unrealized gains on derivative instruments, net	—	167.0	167.0
Realized and unrealized losses due to changes in fair values of certain investments, net	(139.7)	—	(139.7)
Additions	75.9	—	75.9
Dispositions	(17.8)	—	(17.8)
Foreign currency translation adjustments and other, net	15.8	1.8	17.6
Balance of net assets at June 30, 2023 (b)	$1,573.2	$168.8	$1,742.0
_______________

(a)Amounts primarily relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2023.

(b)As of June 30, 2023, $369.8 million of our Level 3 investments were accounted for under the measurement alternative at cost less impairment, adjusted for observable price changes.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2023	December 31, 2022
	in millions

Distribution systems	$9,627.7	$9,134.3
Support equipment, buildings and land	4,326.8	4,067.2
Customer premises equipment	1,383.0	1,338.1
Total property and equipment, gross	15,337.5	14,539.6
Accumulated depreciation	(8,715.7)	(8,035.1)
Total property and equipment, net	$6,621.8	$6,504.5

During the six months ended June 30, 2023 and 2022, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $98.3 million and $102.2 million, respectively, which exclude related value-added taxes (VAT) of $9.9 million and $9.8 million, respectively, that were also financed under these arrangements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2023 are set forth below:

	January 1, 2023	Acquisitions and related adjustments	Dispositions	Foreign currency translation adjustments and other	June 30, 2023
	in millions

Switzerland	$6,515.1	$9.5	$—	$198.2	$6,722.8
Belgium	2,480.2	(8.0)	(0.1)	48.3	2,520.4
Ireland	259.5	—	—	5.1	264.6
Central and Other	61.3	—	—	1.0	62.3
Total	$9,316.1	$1.5	$(0.1)	$252.6	$9,570.1

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30, 2023			December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$2,346.5	$(1,115.4)	$1,231.1	$2,289.9	$(932.2)	$1,357.7
Other	1,513.1	(540.8)	972.3	1,467.2	(482.5)	984.7
Total	$3,859.6	$(1,656.2)	$2,203.4	$3,757.1	$(1,414.7)	$2,342.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2023			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	June 30, 2023	December 31, 2022
		in millions

UPC Holding Bank Facility (c)	7.36%	€713.4	$778.9	$3,610.4	$3,587.7
UPC SPE Notes	4.57%	—	—	1,659.4	1,651.6
UPC Holding Senior Notes	4.77%	—	—	821.2	814.2
Telenet Credit Facility (d)	6.68%	€645.0	704.2	3,507.0	3,483.9
Telenet Senior Secured Notes	4.76%	—	—	1,589.5	1,578.4
VM Ireland Credit Facility (e)	6.86%	€100.0	109.2	982.7	963.9
Vodafone Collar Loan (f)	2.95%	—	—	1,373.6	—
Vendor financing (g)	4.19%	—	—	674.2	704.7
Other (h)	6.30%	—	—	583.3	585.8
Total debt before deferred financing costs, discounts and premiums (i)	5.83%		$1,592.3	$14,801.3	$13,370.2

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	June 30, 2023	December 31, 2022
	in millions

Total debt before deferred financing costs, discounts and premiums	$14,801.3	$13,370.2
Deferred financing costs, discounts and premiums, net	(151.0)	(43.1)
Total carrying amount of debt	14,650.3	13,327.1
Finance lease obligations (note 10)	459.5	436.1
Total debt and finance lease obligations	15,109.8	13,763.2
Current portion of debt and finance lease obligations	(704.1)	(799.7)
Long-term debt and finance lease obligations	$14,405.7	$12,963.5
_______________

(a)Represents the weighted average interest rate in effect at June 30, 2023 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.21% at June 30, 2023. The weighted average interest rate calculation includes principal amounts outstanding associated with all of our secured and unsecured borrowings. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2023 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table provides our

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
borrowing availability and amounts available to loan or distribute in accordance with the terms of the respective subsidiary facilities, (i) at June 30, 2023 and (ii) upon completion of the relevant June 30, 2023 compliance reporting requirements. These amounts do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to June 30, 2023, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

	Availability
	June 30, 2023		Upon completion of the relevant June 30, 2023 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
UPC Holding Bank Facility	€713.4	$778.9	€713.4	$778.9
Telenet Credit Facility	€645.0	$704.2	€645.0	$704.2
VM Ireland Credit Facility	€100.0	$109.2	€100.0	$109.2

Available to loan or distribute:
UPC Holding Bank Facility	€713.4	$778.9	€713.4	$778.9
Telenet Credit Facility	€645.0	$704.2	€645.0	$704.2
VM Ireland Credit Facility	€100.0	$109.2	€100.0	$109.2

(c)Unused borrowing capacity under the UPC Holding Bank Facility relates to an equivalent €713.4 million ($778.9 million) under the UPC Revolving Facility, part of which has been made available as an ancillary facility. With the exception of €23.0 million ($25.1 million) of borrowings under the ancillary facility, the UPC Revolving Facility was undrawn at June 30, 2023. In June 2023, the UPC Holding Bank Facility was amended to replace LIBOR with the Term Secured Overnight Financing Rate (Term SOFR) as the reference rate for U.S. dollar-denominated loans.

(d)Unused borrowing capacity under the Telenet Credit Facility comprises (i) €570.0 million ($622.3 million) under Telenet Revolving Facility B (as defined below), (ii) €30.0 million ($32.8 million) under Telenet Revolving Facility A (as defined below), (iii) €25.0 million ($27.3 million) under the Telenet Overdraft Facility and (iv) €20.0 million ($21.8 million) under the Telenet Revolving Facility, each of which were undrawn at June 30, 2023. In June 2023, the Telenet Credit Facility was amended to replace LIBOR with Term SOFR as the reference rate for U.S. dollar-denominated loans. In addition, Telenet Revolving Facility I was amended to provide for an additional €90.0 million ($98.3 million) of borrowing capacity and was split into two revolving facilities. Telenet Revolving Facility A has a maximum borrowing capacity of €30.0 million and a final maturity date of May 31, 2026 and Telenet Revolving Facility B has a maximum borrowing capacity of €570.0 million and a final maturity date of May 31, 2029. All other terms from the previously existing Telenet Revolving Facility I continue to apply to the new revolving facilities.

(e)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($109.2 million) under the VM Ireland Revolving Facility, which was undrawn at June 30, 2023.

(f)For information regarding the Vodafone Collar Loan, see notes 5 and 6.

(g)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our condensed consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our condensed consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
financing intermediary. During the six months ended June 30, 2023 and 2022, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses were $276.7 million and $231.3 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(h)Amounts include $430.8 million and $428.1 million at June 30, 2023 and December 31, 2022, respectively, of liabilities related to Telenet’s acquisition of mobile spectrum licenses. Telenet will make annual payments for the license fees over the terms of the respective licenses.

(i)As of June 30, 2023 and December 31, 2022, our debt had an estimated fair value of $14.1 billion and $12.6 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

General Information

At June 30, 2023, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise UPC Holding, Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K. For information regarding certain financing transactions completed during 2023, see note 17.

Maturities of Debt

Maturities of our debt as of June 30, 2023 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on June 30, 2023 exchange rates.

	UPC Holding (a)	Telenet	VM Ireland	Other (b)	Total
	in millions

Year ending December 31:
2023 (remainder of year)	$135.2	$247.4	$—	$18.2	$400.8
2024	137.5	157.6	—	15.5	310.6
2025	—	36.7	—	325.2	361.9
2026	—	37.1	—	1,049.5	1,086.6
2027	—	37.6	—	—	37.6
2028	1,152.3	3,922.3	—	—	5,074.6
Thereafter	4,938.7	1,607.8	982.7	—	7,529.2
Total debt maturities (c)	6,363.7	6,046.5	982.7	1,408.4	14,801.3
Deferred financing costs, discounts and premiums, net	(23.7)	(10.1)	(5.6)	(111.6)	(151.0)
Total debt	$6,340.0	$6,036.4	$977.1	$1,296.8	$14,650.3
Current portion	$272.7	$382.9	$—	$24.4	$680.0
Long-term portion	$6,067.3	$5,653.5	$977.1	$1,272.4	$13,970.3
_______________

(a)Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
(b)Includes $1,373.6 million related to the Vodafone Collar Loan, which has settlement dates in 2025 and 2026 consistent with the Vodafone Collar. We may elect to use cash or the collective value of the related shares and Vodafone Collar to settle amounts under the Vodafone Collar Loan.

(c)Amounts include vendor financing obligations of $674.2 million, as set forth below:

	UPC Holding	Telenet	Other	Total
	in millions

Year ending December 31:
2023 (remainder of year)	$135.2	$231.3	$18.2	$384.7
2024	137.5	135.4	15.5	288.4
2025	—	—	1.1	1.1
Total vendor financing maturities	$272.7	$366.7	$34.8	$674.2
Current portion	$272.7	$366.7	$24.4	$663.8
Long-term portion	$—	$—	$10.4	$10.4

Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2023	2022
	in millions

Balance at January 1	$704.7	$843.2
Operating-related vendor financing additions	276.7	231.3
Capital-related vendor financing additions	98.3	102.2
Principal payments on operating-related vendor financing	(268.9)	(319.1)
Principal payments on capital-related vendor financing	(162.2)	(78.5)
Foreign currency and other	25.6	(47.5)
Balance at June 30	$674.2	$731.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities is set forth below:

	June 30, 2023	December 31, 2022
	in millions

ROU assets:
Finance leases (a)	$364.5	$377.6
Operating leases (b)	1,724.6	1,724.4
Total ROU assets	$2,089.1	$2,102.0

Lease liabilities:
Finance leases (c)	$459.5	$436.1
Operating leases (d)	1,774.3	1,791.1
Total lease liabilities	$2,233.8	$2,227.2
_______________

(a)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At June 30, 2023, the weighted average remaining lease term for finance leases was 21.4 years and the weighted average discount rate was 6.1%. During the six months ended June 30, 2023 and 2022, we recorded non-cash additions to our finance lease ROU assets of $16.9 million and $18.0 million, respectively.

(b)Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At June 30, 2023, the weighted average remaining lease term for operating leases was 13.0 years and the weighted average discount rate was 5.7%. During the six months ended June 30, 2023 and 2022, we recorded non-cash additions to our operating lease ROU assets of $29.8 million and $664.1 million, respectively. For information regarding non-cash additions to our operating lease ROU assets during the six months ended June 30, 2022 related to the Telenet Tower Lease Agreement, see note 4.

(c)The current and long-term portions of our finance lease liabilities are included within current portion of debt and finance lease obligations and long-term debt and finance lease obligations, respectively, on our condensed consolidated balance sheets.

(d)The current portions of our operating lease liabilities are included within other accrued and current liabilities on our condensed consolidated balance sheets. For information regarding the increase in our operating lease liabilities during the six months ended June 30, 2022 related to the Telenet Tower Lease Agreement, see note 4.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
A summary of our aggregate lease expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Finance lease expense:
Depreciation and amortization	$12.0	$18.3	$29.3	$34.8
Interest expense (a)	(5.3)	7.4	0.9	13.9
Total finance lease expense	6.7	25.7	30.2	48.7
Operating lease expense (b)	60.4	61.0	119.7	112.7
Short-term lease expense (b)	0.9	1.0	2.0	2.1
Variable lease expense (c)	0.3	0.4	0.7	1.5
Total lease expense	$68.3	$88.1	$152.6	$165.0
_______________

(a)Amounts for the 2023 periods include the reversal of previously recognized interest expense as a result of certain settlements of lease liabilities.

(b)Our operating lease expense and short-term lease expense are included in programming and other direct costs of services, other operating expenses, SG&A expenses and impairment, restructuring and other operating items, net, in our condensed consolidated statements of operations.

(c)Variable lease expense represents payments made to a lessor during the lease term that vary because of a change in circumstance that occurred after the lease commencement date. Variable lease payments are expensed as incurred and are included in other operating expenses in our condensed consolidated statements of operations.

A summary of our cash outflows from operating and finance leases is set forth below:

	Six months ended June 30,
	2023	2022
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$114.6	$120.2
Operating cash outflows from finance leases (interest component)	0.9	13.9
Financing cash outflows from finance leases (principal component)	6.5	31.1
Total cash outflows from operating and finance leases	$122.0	$165.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
Maturities of our operating and finance lease liabilities as of June 30, 2023 are presented below. Amounts represent U.S. dollar equivalents based on June 30, 2023 exchange rates:

	Operating leases	Finance leases
	in millions

Year ending December 31:
2023 (remainder of year)	$125.0	$21.5
2024	227.5	69.4
2025	204.9	65.9
2026	191.0	60.3
2027	182.8	55.1
2028	178.1	47.5
Thereafter	1,393.1	279.5
Total payments	2,502.4	599.2
Less: present value discount	(728.1)	(139.7)
Present value of lease payments	$1,774.3	$459.5
Current portion	$155.4	$24.1
Long-term portion	$1,618.9	$435.4

(11)    Income Taxes

Income tax expense attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Computed “expected” tax benefit (expense) (a)	$82.8	$(445.7)	$247.5	$(665.5)
Change in valuation allowances	(181.0)	21.7	(161.3)	35.6
Non-deductible or non-taxable foreign currency exchange results	(26.4)	266.8	(114.6)	395.0
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b)	(3.9)	198.2	(80.5)	260.4
Non-deductible or non-taxable interest and other expenses	(48.6)	(34.0)	(74.7)	(66.2)
International rate differences (c)	0.2	(75.5)	(4.2)	(116.4)
Other, net	17.7	4.9	16.1	12.3
Total income tax expense	$(159.2)	$(63.6)	$(171.7)	$(144.8)
_______________

(a)The statutory or “expected” tax rates are the U.K. rates of 23.5% for the 2023 periods and 19.0% for the 2022 periods. The statutory rate for the 2023 periods represents the blended rate in effect for the year ended December 31, 2023 based on the 19.0% statutory rate that was in effect for the first quarter of 2023 and the 25.0% statutory rate that is in effect from April 1, 2023.

(b)Amounts reflect the net impact of differences in the treatment of income and loss items between financial reporting and tax accounting related to investments in subsidiaries and affiliates, including the effects of foreign earnings.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
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

As of June 30, 2023, our unrecognized tax benefits were $443.0 million, of which $345.6 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors. During the next 12 months it is reasonably possible that the resolution of ongoing tax controversies, as well as the expiration of statutes of limitation and other items, could result in reductions to our unrecognized tax benefits related to tax positions taken as of June 30, 2023. The amount of such reductions could range up to $176 million. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

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

(12)    Equity

Share Repurchases. During the six months ended June 30, 2023, we repurchased (i) 1,444,000 shares of our Class A ordinary shares at an average price per share of $18.24 and (ii) 31,045,175 shares of our Class C ordinary shares at an average price per share of $19.30, for an aggregate purchase price of $625.5 million, including direct acquisition costs.

As of June 30, 2023, the remaining number of our Class A and/or Class C ordinary shares that we are authorized to repurchase during 2023 was 13.4 million. Based on the average of the respective closing share prices as of June 30, 2023, this would equate to additional share repurchases during the remainder of 2023 of approximately $232.0 million. However, the actual U.S. dollar amount of our share repurchases during the remainder of 2023 will be determined by the actual transaction date share prices during the year and could differ significantly from this amount. In July 2023, our board of directors authorized an increase in our 2023 share repurchase program to a minimum of at least 15% of our total number of outstanding shares as of December 31, 2022.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Liberty Global:
Non-performance based incentive awards (a)	$53.4	$32.1	$82.6	$65.1
Performance-based incentive awards (b)	—	—	—	7.1
Other (c)	10.8	3.6	17.6	12.6
Total Liberty Global	64.2	35.7	100.2	84.8
Other	11.6	13.6	19.4	15.9
Total	$75.8	$49.3	$119.6	$100.7
Included in:
Other operating expense	$2.6	$2.1	$4.8	$2.4
SG&A expense	73.2	47.2	114.8	98.3
Total	$75.8	$49.3	$119.6	$100.7
_______________

(a)In April 2023, the compensation committee of our board of directors approved the extension of the expiration dates of outstanding share appreciation rights (SARs) and director options granted in 2016 through 2018 from a seven-year term to a ten-year term. Accordingly, the Black-Scholes fair values of the outstanding awards increased, resulting in the recognition of an aggregate incremental share-based compensation expense of $27.1 million during the second quarter of 2023.

(b)The 2022 amount includes share-based compensation expense related to our 2019 Challenge Performance Awards.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
The following table provides the aggregate number of options, SARs and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of June 30, 2023:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price

Held by Liberty Global employees:
Outstanding	24,766,857	$25.96	57,564,729	$25.22
Exercisable	19,241,379	$26.99	41,844,868	$26.07

Held by former Liberty Global employees (b):
Outstanding	1,244,657	$32.26	2,512,248	$31.20
Exercisable	1,210,091	$32.51	2,443,131	$31.41
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

The following table provides the aggregate number of restricted share units (RSUs) that were outstanding as of June 30, 2023. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class C

Held by Liberty Global employees	2,048,761	4,653,393
Held by former Liberty Global employees (a)	15,493	30,972
_______________

(a)Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain split-off or disposal transactions. The future vesting of these RSUs will increase the number of our outstanding ordinary shares.

The Liberty Global 2023 Incentive Plan, which contains many of the same terms and conditions as those in the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan, was approved by our shareholders on June 14, 2023. Accordingly, no further awards will be granted under the Liberty Global 2014 Incentive Plans.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
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

The details of our basic and diluted weighted average ordinary shares outstanding are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Weighted average ordinary shares outstanding (basic EPS computation)	441,780,412	501,406,664	448,052,831	510,811,156
Incremental shares attributable to the assumed exercise or release of outstanding share-based incentive awards upon vesting (treasury stock method)	—	8,035,941	—	10,321,885
Weighted average ordinary shares outstanding (diluted EPS computation)	441,780,412	509,442,605	448,052,831	521,133,041

We reported losses from continuing operations attributable to Liberty Global shareholders for the three and six months ended June 30, 2023. Therefore, the potentially dilutive effect at June 30, 2023 excludes 97.5 million shares issuable pursuant to outstanding share-based incentive awards in the computation of diluted loss from continuing operations attributable to Liberty Global shareholders per share because their inclusion would have been anti-dilutive to the computation.

The calculation of diluted EPS excludes aggregate share-based incentive awards of 78.3 million and 60.3 million for the three and six months ended June 30, 2022, respectively, because their effect would have been anti-dilutive.

The details of our net earnings (loss) from continuing operations attributable to Liberty Global shareholders is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Earnings (loss) from continuing operations	$(511.3)	$2,282.2	$(1,224.8)	$3,357.9
Net loss (earnings) from continuing operations attributable to noncontrolling interests	11.7	(344.5)	3.8	(416.5)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders	$(499.6)	$1,937.7	$(1,221.0)	$2,941.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
(15)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, purchases of CPE and other equipment and services, programming contracts and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of June 30, 2023. The commitments included in this table do not reflect any liabilities that are included on our June 30, 2023 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2023
		2024	2025	2026	2027	2028	Thereafter	Total
	in millions

Network and connectivity commitments	$182.0	$187.4	$129.7	$79.0	$74.5	$72.5	$772.6	$1,497.7
Purchase commitments	323.5	235.9	62.0	22.9	4.5	0.2	—	649.0
Programming commitments	120.9	186.6	132.8	44.2	20.8	—	—	505.3
Other commitments	81.6	158.3	165.0	127.2	29.2	27.2	93.4	681.9
Total	$708.0	$768.2	$489.5	$273.3	$129.0	$99.9	$866.0	$3,333.9

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, primarily related to Interkabel commitment fees, and (ii) certain network capacity arrangements in Switzerland. As a result of the formation of Wyre, as described in note 4, Telenet’s commitments associated with its leased network terminate, and as such, will no longer be reflected in the above table beginning in the third quarter of 2023.

Purchase commitments include unconditional and legally binding obligations related to (i) certain service-related commitments, including information technology, maintenance and call center services and (ii) the purchase of CPE, network and other equipment.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $275.8 million and $263.1 million during the six months ended June 30, 2023 and 2022, respectively.

Other commitments include (i) our share of the funding commitment associated with the nexfibre JV and (ii) various sports sponsorships. Commitments arising from tender offers (including with respect to the Telenet Takeover Bid, as described in note 17) are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2023 and 2022, see note 6.

We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade,

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
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
June 30, 2023
(unaudited)
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

Swisscom MVNO Matter. On December 8, 2017, one of our subsidiaries, UPC Schweiz GmbH, entered into a mobile virtual network operator (MVNO) agreement with Swisscom (Schweiz) AG (Swisscom), as subsequently amended (the Swisscom MVNO), for the provision of mobile network services to certain of Sunrise’s end customers. In January 2023, Swisscom filed a formal lawsuit against UPC Schweiz GmbH, asserting that it is in breach of the Swisscom MVNO and claiming approximately CHF 90 million ($101 million) in damages. No amounts have been accrued by us with respect to this matter, as the likelihood of loss is not considered to be probable at this stage. We believe the assertions in this claim are unsupported and/or exaggerated and intend to vigorously defend this matter.

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
June 30, 2023
(unaudited)
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

As of June 30, 2023, our reportable segments are as follows:

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
June 30, 2023
(unaudited)
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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Increase (decrease) to revenue (a):
Central and Other	$61.2	$59.9	$118.6	$119.9
Intersegment eliminations	(61.2)	(59.9)	(118.6)	(119.9)
Total	$—	$—	$—	$—

Increase (decrease) to Adjusted EBITDA (b):
Switzerland	$(16.2)	$(9.8)	$(31.9)	$(20.2)
Belgium	(2.2)	(2.1)	(4.4)	(4.4)
Ireland	(6.1)	(3.5)	(12.0)	(7.3)
Central and Other	39.7	30.3	78.5	62.5
Intersegment eliminations	(15.2)	(14.9)	(30.2)	(30.6)
Total	$—	$—	$—	$—

Increase (decrease) to property and equipment additions (c):
Switzerland	$5.7	$5.6	$11.2	$11.4
Belgium	6.9	6.8	13.8	14.0
Ireland	2.6	2.5	5.2	5.2
Central and Other	—	—	—	—
Intersegment eliminations	(15.2)	(14.9)	(30.2)	(30.6)
Total	$—	$—	$—	$—
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
During the second quarter of 2023, we determined we will market, and plan to sell, third-party licenses related to certain of our internally-developed software. As a result, from May 2023, proceeds from the licensing and related sale of products from this internally-developed software (including proceeds generated from our arrangements with the VMO2 JV and the VodafoneZiggo JV) have been, and will continue to be, applied against the net book value of our existing internally-developed capitalized software until that balance is reduced to zero, after which time we will resume recognizing revenue for such licensing and related sale of products. Further, we now expense the costs of development of such software due to the fact that we plan to externally market to third parties. During the three and six months ended June 30, 2023, revenue within our Central and Other category was reduced by $30.7 million, including $15.7 million and $9.8 million from the VMO2 JV and the VodafoneZiggo JV, respectively, as a result of this change and the associated accounting treatment.

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

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2023	2022 (a)	2023	2022 (a)
	in millions

Switzerland	$816.2	$766.1	$1,623.6	$1,587.5
Belgium	767.0	689.1	1,521.5	1,413.5
Ireland	123.9	121.5	246.9	249.3
Central and Other	206.2	240.5	450.7	481.9
Intersegment eliminations (b)	(65.3)	(63.0)	(126.3)	(124.7)
Total	$1,848.0	$1,754.2	$3,716.4	$3,607.5

VMO2 JV	$3,391.5	$3,202.6	$6,554.2	$6,600.6
VodafoneZiggo JV	$1,088.4	$1,065.6	$2,171.8	$2,195.6
_______________

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as described above.

(b)Amounts primarily relate to (i) the revenue recognized within our T&I Function related to the Tech Framework and (ii) for the six months ended June 30, 2022, transactions between our continuing and discontinued operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)

	Adjusted EBITDA
	Three months ended June 30,		Six months ended June 30,
	2023	2022 (a)	2023	2022 (a)
	in millions

Switzerland	$287.1	$266.7	$550.1	$557.5
Belgium	346.0	328.2	648.9	666.3
Ireland	47.3	48.5	88.8	95.6
Central and Other	(63.8)	21.3	(31.7)	46.1
Intersegment eliminations (b)	(15.2)	(14.9)	(30.2)	(31.4)
Total	$601.4	$649.8	$1,225.9	$1,334.1

VMO2 JV	$1,138.8	$1,059.4	$2,164.7	$2,454.7
VodafoneZiggo JV	$484.9	$490.9	$956.4	$1,028.7
_______________

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as described above.

(b)Amounts relate to (i) the Adjusted EBITDA impact to Central and Other of the value attributed to centrally-held internally developed technology that is embedded within our various CPE, as well as any applicable markup, and (ii) for six months ended June 30, 2022, transactions between our continuing and discontinued operations.

The following table provides a reconciliation of earnings (loss) from continuing operations to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Earnings (loss) from continuing operations	$(511.3)	$2,282.2	$(1,224.8)	$3,357.9
Income tax expense	159.2	63.6	171.7	144.8
Other income, net	(75.8)	(29.4)	(119.7)	(41.3)
Gain on Telenet Tower Sale	—	(693.3)	—	(693.3)
Share of results of affiliates, net	(138.3)	(81.1)	100.3	(311.6)
Realized and unrealized losses due to changes in fair values of certain investments, net	410.8	111.9	416.3	205.3
Foreign currency transaction losses (gains), net	(56.4)	(1,148.7)	246.5	(1,723.7)
Realized and unrealized gains on derivative instruments, net	(51.1)	(613.6)	(16.7)	(1,121.9)
Interest expense	213.7	132.9	414.6	267.1
Operating income (loss)	(49.2)	24.5	(11.8)	83.3
Impairment, restructuring and other operating items, net	3.9	58.3	20.3	67.7
Depreciation and amortization	570.9	517.7	1,097.8	1,082.4
Share-based compensation expense	75.8	49.3	119.6	100.7
Adjusted EBITDA	$601.4	$649.8	$1,225.9	$1,334.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
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

	Six months ended June 30,
	2023	2022 (a)
	in millions

Switzerland	$271.4	$266.5
Belgium	335.0	305.5
Ireland	84.6	55.4
Central and Other (b)	81.8	121.1
Intercompany eliminations (c)	(30.2)	(30.6)
Total property and equipment additions	742.6	717.9
Assets acquired under capital-related vendor financing arrangements	(98.3)	(102.2)
Assets acquired under finance leases	(16.9)	(18.0)
Changes in current liabilities related to capital expenditures	61.0	36.5
Total capital expenditures, net	$688.4	$634.2

Property and equipment additions:
VMO2 JV	$1,261.4	$1,348.6
VodafoneZiggo JV	$507.0	$472.5
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$365.9	$341.2	$725.4	$701.4
Video	272.7	269.4	545.9	555.9
Fixed-line telephony	90.0	95.6	182.1	199.5
Total subscription revenue	728.6	706.2	1,453.4	1,456.8
Non-subscription revenue	18.2	13.1	25.5	25.0
Total residential fixed revenue	746.8	719.3	1,478.9	1,481.8
Residential mobile revenue (c):
Subscription revenue (b)	375.7	347.0	732.1	700.2
Non-subscription revenue	120.5	115.8	254.4	261.1
Total residential mobile revenue	496.2	462.8	986.5	961.3
Total residential revenue	1,243.0	1,182.1	2,465.4	2,443.1
B2B revenue (d):
Subscription revenue	140.9	127.3	274.3	260.2
Non-subscription revenue	230.3	209.3	454.1	430.7
Total B2B revenue	371.2	336.6	728.4	690.9
Other revenue (e)	233.8	235.5	522.6	473.5
Total	$1,848.0	$1,754.2	$3,716.4	$3,607.5
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
June 30, 2023
(unaudited)
enterprises and, fixed-line and mobile services on a wholesale basis, to other operators and (b) revenue from long-term leases of portions of our network.

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services and NL JV Services, (ii) broadcasting revenue in Belgium, Ireland and Switzerland and (iii) revenue earned from the sale of CPE to the VodafoneZiggo JV.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Switzerland	$816.2	$766.1	$1,623.6	$1,587.5
Belgium	731.1	689.1	1,447.7	1,413.5
Ireland	123.9	121.5	246.9	249.3
Slovakia	13.1	12.4	26.4	25.3
Other, including intersegment eliminations (a)	163.7	165.1	371.8	331.9
Total	$1,848.0	$1,754.2	$3,716.4	$3,607.5

VMO2 JV (U.K.)	$3,391.5	$3,202.6	$6,554.2	$6,600.6
VodafoneZiggo JV (Netherlands)	$1,088.4	$1,065.6	$2,171.8	$2,195.6
______________

(a)Revenue from our other geographic segments relates to (i) our Central functions, most of which are located in the Netherlands and the U.K., and (ii) certain other operations at Telenet, primarily in the U.S. and Luxembourg.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2023
(unaudited)
(17)    Subsequent Events

On June 8, 2023, following approval by the Belgian Financial Services and Markets Authority, Liberty Global Belgium Holding B.V. (LGBH), our indirect wholly-owned subsidiary, launched a voluntary and conditional public takeover bid (the Offer) for all of the shares of Telenet that we do not already own or that are not held by Telenet (the Telenet Bid Shares) (the Telenet Takeover Bid). The Offer consists of per share cash consideration for the tendered Telenet Bid Shares of €22 per share, which after deducting the €1 gross dividend paid on May 5, 2023, results in an offer price of €21 per share.

During the initial acceptance period, which ended on July 12, 2023, 34,676,001 shares of Telenet were tendered. Payment of the aggregate offer price for the tendered shares of approximately €728 million ($795 million) will take place on July 26, 2023 (the Payment Date) and will be funded through (i) available borrowings under a new term loan facility agreement, as described below, and (ii) existing liquidity of Liberty Global. Taking into account the 3,500,526 treasury shares already held by Telenet, LGBH will directly or indirectly own a total of 101,018,038, or 93.23%, of the shares of Telenet as from the Payment Date. As LGBH, together with Telenet, will own more than 90% of all Telenet shares following the transfer of such shares on the Payment Date, the Offer will be mandatorily reopened on August 24, 2023. This subsequent acceptance period will close on September 13, 2023. Shareholders who have not yet accepted the Offer will thus be able to accept the Offer in this period.

In April 2023, in connection with the Telenet Takeover Bid, LGBH entered into a facility agreement (the Facility Agreement) under which the lenders have agreed to provide a €1.0 billion ($1.1 billion) term loan facility (Facility B) to LGBH which can be drawn to (i) finance the voluntary and conditional public takeover bid for the Telenet Bid Shares or any other acquisition of shares in Telenet including pursuant to any squeeze-out procedure or otherwise, (ii) pay any related fees, costs, expenses and taxes (or similar duties or charges) and (iii) repay the principal amount of any subordinated shareholder debt or other equity funding to the extent used to finance the acquisition of shares in Telenet.

Under the terms of the Facility Agreement, the final maturity date for Facility B will be the date falling on the third anniversary of the earlier of (i) the first drawdown under Facility B (the Closing Date) and (ii) the date falling nine months after the date of the Facility Agreement. Facility B will bear interest at a rate of EURIBOR plus (a) 4.00% per annum for the first year from the Closing Date, (b) 4.50% per annum for the second year from the Closing Date and (c) 5.25% per annum for the third year from the Closing Date, in each case subject to a EURIBOR floor of 0.0%.

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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2023 and 2022.
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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2023.
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
•changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.K., the U.S. or in other countries in which we or our affiliates operate or are incorporated;
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
•the availability and cost of capital for the acquisition and/or development of telecommunications networks, products and services;
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

Operations

At June 30, 2023, our continuing operations owned and operated networks that passed 7,895,200 homes and served 4,124,200 fixed-line customers and 5,874,800 mobile subscribers.

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

Material Changes in Results of Operations

We have completed a number of transactions that impact the comparability of our 2023 and 2022 results of operations, the most notable of which are (i) the sale of UPC Poland on April 1, 2022 and (ii) the Telenet Tower Sale on June 1, 2022. For further information regarding our dispositions, see note 4 to our condensed consolidated financial statements.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended June 30, 2023 was to the euro and Swiss franc, as 57.8% and 44.2% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro and Swiss franc, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segments for the three and six months ended June 30, 2023 and 2022. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) with respect to our consolidated reportable segments, the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our reportable segments for the three and six months ended June 30, 2023 and 2022 at the end of this section.

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

The following table provides a reconciliation of earnings (loss) from continuing operations to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Earnings (loss) from continuing operations	$(511.3)	$2,282.2	$(1,224.8)	$3,357.9
Income tax expense	159.2	63.6	171.7	144.8
Other income, net	(75.8)	(29.4)	(119.7)	(41.3)
Gain on Telenet Tower Sale	—	(693.3)	—	(693.3)
Share of results of affiliates, net	(138.3)	(81.1)	100.3	(311.6)
Realized and unrealized losses due to changes in fair values of certain investments, net	410.8	111.9	416.3	205.3
Foreign currency transaction losses (gains), net	(56.4)	(1,148.7)	246.5	(1,723.7)
Realized and unrealized gains on derivative instruments, net	(51.1)	(613.6)	(16.7)	(1,121.9)
Interest expense	213.7	132.9	414.6	267.1
Operating income (loss)	(49.2)	24.5	(11.8)	83.3
Impairment, restructuring and other operating items, net	3.9	58.3	20.3	67.7
Depreciation and amortization	570.9	517.7	1,097.8	1,082.4
Share-based compensation expense	75.8	49.3	119.6	100.7
Adjusted EBITDA	$601.4	$649.8	$1,225.9	$1,334.1

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

Revenue

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$816.2	$766.1	$50.1	6.5	$(8.2)	(1.1)
Belgium	767.0	689.1	77.9	11.3	17.8	2.4
Ireland	123.9	121.5	2.4	2.0	(0.4)	(0.4)
Central and Other	206.2	240.5	(34.3)	(14.3)	(10.7)	(4.4)
Intersegment eliminations	(65.3)	(63.0)	(2.3)	N.M.	(2.3)	N.M.
Total	$1,848.0	$1,754.2	$93.8	5.3	$(3.8)	(0.2)

VMO2 JV	$3,391.5	$3,202.6	$188.9	5.9
VodafoneZiggo JV	$1,088.4	$1,065.6	$22.8	2.1

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$1,623.6	$1,587.5	$36.1	2.3	$(23.2)	(1.5)
Belgium	1,521.5	1,413.5	108.0	7.6	34.2	2.3
Ireland	246.9	249.3	(2.4)	(1.0)	0.4	0.2
Central and Other	450.7	481.9	(31.2)	(6.5)	0.7	0.1
Intersegment eliminations	(126.3)	(124.7)	(1.6)	N.M.	(1.6)	N.M.
Total	$3,716.4	$3,607.5	$108.9	3.0	$10.5	0.3

VMO2 JV	$6,554.2	$6,600.6	$(46.4)	(0.7)
VodafoneZiggo JV	$2,171.8	$2,195.6	$(23.8)	(1.1)
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Switzerland. The details of the increases in Switzerland’s revenue during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(1.5)	$—	$(1.5)	$(3.2)	$—	$(3.2)
ARPU	(14.5)	—	(14.5)	(28.5)	—	(28.5)
Increase in residential fixed non-subscription revenue (a)	—	6.1	6.1	—	2.7	2.7
Total increase (decrease) in residential fixed revenue	(16.0)	6.1	(9.9)	(31.7)	2.7	(29.0)
Increase (decrease) in residential mobile revenue (b)	2.2	(2.0)	0.2	3.5	(5.8)	(2.3)
Increase (decrease) in B2B revenue (c)	4.1	0.3	4.4	5.6	(0.1)	5.5
Increase (decrease) in other revenue	—	(2.9)	(2.9)	—	2.6	2.6
Total organic increase (decrease)	(9.7)	1.5	(8.2)	(22.6)	(0.6)	(23.2)
Impact of acquisitions	2.5	—	2.5	5.1	—	5.1
Impact of FX	40.5	15.3	55.8	39.7	14.5	54.2
Total	$33.3	$16.8	$50.1	$22.2	$13.9	$36.1
_______________

(a)The increases in residential fixed non-subscription revenue are primarily attributable to higher revenue from equipment sales.
(b)The decreases in mobile non-subscription revenue are primarily attributable to lower interconnect revenue.
(c)The increases in B2B subscription revenue are primarily due to increases in the average number of customers.

Belgium. The details of the increases in Belgium’s revenue during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(6.3)	$—	$(6.3)	$(9.3)	$—	$(9.3)
ARPU	7.6	—	7.6	12.7	—	12.7
Decrease in residential fixed non-subscription revenue	—	(1.9)	(1.9)	—	(3.0)	(3.0)
Total increase (decrease) in residential fixed revenue	1.3	(1.9)	(0.6)	3.4	(3.0)	0.4
Increase (decrease) in residential mobile revenue (a)	5.5	0.7	6.2	12.4	(4.1)	8.3
Increase in B2B revenue (b)	4.4	6.4	10.8	7.8	13.4	21.2
Increase in other revenue	—	1.4	1.4	—	4.3	4.3
Total organic increase	11.2	6.6	17.8	23.6	10.6	34.2
Impact of acquisitions	6.1	37.6	43.7	12.5	80.9	93.4
Impact of dispositions	(0.1)	(0.5)	(0.6)	(0.1)	(1.5)	(1.6)
Impact of FX	11.9	5.1	17.0	(13.0)	(5.0)	(18.0)
Total	$29.1	$48.8	$77.9	$23.0	$85.0	$108.0
_______________

(a)The increases in residential mobile subscription revenue are primarily attributable to increases in ARPU.

(b)The increases in B2B subscription revenue are primarily due to increases in the average number of customers. The increases in B2B non-subscription revenue are primarily attributable to (i) increases in revenue from wholesale services and (ii) higher revenue from handset sales.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see Legal and Regulatory Proceedings and Other Contingencies — Belgium Regulatory Developments in note 15 to our condensed consolidated financial statements.

Ireland. The details of the changes in Ireland’s revenue during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(2.7)	$—	$(2.7)	$(5.1)	$—	$(5.1)
ARPU	1.4	—	1.4	2.4	—	2.4
Decrease in residential fixed non-subscription revenue	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Total decrease in residential fixed revenue	(1.3)	(0.1)	(1.4)	(2.7)	(0.2)	(2.9)
Increase (decrease) in residential mobile revenue	0.8	(0.2)	0.6	1.5	(0.1)	1.4
Increase (decrease) in B2B revenue	0.2	—	0.2	0.4	(0.6)	(0.2)
Increase in other revenue	—	0.2	0.2	—	2.1	2.1
Total organic increase (decrease)	(0.3)	(0.1)	(0.4)	(0.8)	1.2	0.4
Impact of FX	2.2	0.6	2.8	(2.1)	(0.7)	(2.8)
Total	$1.9	$0.5	$2.4	$(2.9)	$0.5	$(2.4)

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$287.1	$266.7	$20.4	7.6	$(2.5)	(0.9)
Belgium	346.0	328.2	17.8	5.4	20.1	6.3
Ireland	47.3	48.5	(1.2)	(2.5)	(2.1)	(4.4)
Central and Other	(63.8)	21.3	(85.1)	N.M.	(63.7)	N.M.
Intersegment eliminations	(15.2)	(14.9)	(0.3)	N.M.	(0.3)	N.M.
Total	$601.4	$649.8	$(48.4)	(7.4)	$(48.5)	(7.8)

VMO2 JV	$1,138.8	$1,059.4	$79.4	7.5
VodafoneZiggo JV	$484.9	$490.9	$(6.0)	(1.2)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$550.1	$557.5	$(7.4)	(1.3)	$(30.9)	(5.5)
Belgium	648.9	666.3	(17.4)	(2.6)	9.5	1.5
Ireland	88.8	95.6	(6.8)	(7.1)	(5.9)	(6.1)
Central and Other	(31.7)	46.1	(77.8)	N.M.	(65.3)	N.M.
Intersegment eliminations	(30.2)	(31.4)	1.2	N.M.	1.2	N.M.
Total	$1,225.9	$1,334.1	$(108.2)	(8.1)	$(91.4)	(6.9)

VMO2 JV	$2,164.7	$2,454.7	$(290.0)	(11.8)
VodafoneZiggo JV	$956.4	$1,028.7	$(72.3)	(7.0)
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2023	2022 (a)	2023	2022 (a)

Switzerland	35.2%	34.8%	33.9%	35.1%
Belgium	45.1%	47.6%	42.6%	47.1%
Ireland	38.2%	39.8%	35.9%	38.4%

VMO2 JV	33.6%	33.1%	33.0%	37.2%
VodafoneZiggo JV	44.6%	46.1%	44.0%	46.8%
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
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$365.9	$341.2	$24.7	7.2	$8.0	2.3
Video	272.7	269.4	3.3	1.2	(14.9)	(5.4)
Fixed-line telephony	90.0	95.6	(5.6)	(5.9)	(8.8)	(9.2)
Total subscription revenue	728.6	706.2	22.4	3.2	(15.7)	(2.2)
Non-subscription revenue	18.2	13.1	5.1	38.9	4.0	30.1
Total residential fixed revenue	746.8	719.3	27.5	3.8	(11.7)	(1.6)
Residential mobile revenue (c):
Subscription revenue (b)	375.7	347.0	28.7	8.3	8.5	2.4
Non-subscription revenue	120.5	115.8	4.7	4.1	(1.6)	(1.4)
Total residential mobile revenue	496.2	462.8	33.4	7.2	6.9	1.5
Total residential revenue	1,243.0	1,182.1	60.9	5.2	(4.8)	(0.4)
B2B revenue (d):
Subscription revenue	140.9	127.3	13.6	10.7	8.7	6.8
Non-subscription revenue	230.3	209.3	21.0	10.0	7.4	3.5
Total B2B revenue	371.2	336.6	34.6	10.3	16.1	4.8
Other revenue (e)	233.8	235.5	(1.7)	(0.7)	(15.1)	(5.6)
Total	$1,848.0	$1,754.2	$93.8	5.3	$(3.8)	(0.2)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$725.4	$701.4	$24.0	3.4	$15.7	2.2
Video	545.9	555.9	(10.0)	(1.8)	(27.9)	(4.9)
Fixed-line telephony	182.1	199.5	(17.4)	(8.7)	(18.2)	(9.1)
Total subscription revenue	1,453.4	1,456.8	(3.4)	(0.2)	(30.4)	(2.1)
Non-subscription revenue	25.5	25.0	0.5	2.0	(0.6)	(2.4)
Total residential fixed revenue	1,478.9	1,481.8	(2.9)	(0.2)	(31.0)	(2.1)
Residential mobile revenue (c):
Subscription revenue (b)	732.1	700.2	31.9	4.6	17.4	2.5
Non-subscription revenue	254.4	261.1	(6.7)	(2.6)	(10.5)	(4.0)
Total residential mobile revenue	986.5	961.3	25.2	2.6	6.9	0.7
Total residential revenue	2,465.4	2,443.1	22.3	0.9	(24.1)	(1.0)
B2B revenue (d):
Subscription revenue	274.3	260.2	14.1	5.4	13.8	5.3
Non-subscription revenue	454.1	430.7	23.4	5.4	13.1	3.0
Total B2B revenue	728.4	690.9	37.5	5.4	26.9	3.9
Other revenue (e)	522.6	473.5	49.1	10.4	7.7	1.4
Total	$3,716.4	$3,607.5	$108.9	3.0	$10.5	0.3
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $27.2 million and $34.6 million during the three months ended June 30, 2023 and 2022, respectively, and $60.5 million and $74.1 million during the six months ended June 30, 2023 and 2022, respectively.

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

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services and NL JV Services, (ii) broadcasting revenue in Belgium, Ireland and Switzerland and (iii) revenue earned from the sale of CPE to the VodafoneZiggo JV.

Total revenue. Our consolidated revenue increased $93.8 million or 5.3% and $108.9 million or 3.0% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases include increases of $46.2 million and $98.5 million, respectively, attributable to the impact of acquisitions. On an organic basis, our consolidated revenue increased (decreased) ($3.8 million) or (0.2%) and $10.5 million or 0.3%, respectively.

Residential revenue. The details of the increases in our consolidated residential revenue during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are as follows:

	Three-month period	Six-month period
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(11.1)	$(18.9)
ARPU	(4.6)	(11.5)
Increase (decrease) in residential fixed non-subscription revenue	4.0	(0.6)
Total decrease in residential fixed revenue	(11.7)	(31.0)
Increase in residential mobile subscription revenue	8.5	17.4
Decrease in residential mobile non-subscription revenue	(1.6)	(10.5)
Total organic decrease in residential revenue	(4.8)	(24.1)
Impact of acquisitions and dispositions	8.8	18.0
Impact of FX	56.9	28.4
Total increase in residential revenue	$60.9	$22.3

On an organic basis, our consolidated residential fixed subscription revenue decreased $15.7 million or 2.2% and $30.4 million or 2.1% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily attributable to decreases in Switzerland.

On an organic basis, our consolidated residential fixed non-subscription revenue increased (decreased) $4.0 million or 30.1% and ($0.6 million) or (2.4%) during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily due to the net effect of (i) increases in Switzerland and (ii) decreases in Belgium.

On an organic basis, our consolidated residential mobile subscription revenue increased $8.5 million or 2.4% and $17.4 million or 2.5% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily attributable to increases in Belgium.

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $1.6 million or 1.4% and $10.5 million or 4.0% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily attributable to decreases in Switzerland.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $8.7 million or 6.8% and $13.8 million or 5.3% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily due to increases in Belgium and Switzerland.

On an organic basis, our consolidated B2B non-subscription revenue increased $7.4 million or 3.5% and $13.1 million or 3.0% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily attributable to increases in Belgium.

Other revenue. On an organic basis, our consolidated other revenue increased (decreased) ($15.1 million) or (5.6%) and $7.7 million or 1.4% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily due to the net effect of (i) higher revenue earned from the U.K. JV Services and NL JV Services, (ii)

increases in Central and Other related to revenue earned from the sale of CPE to the VodafoneZiggo JV and (iii) lower revenue associated with transitional and other services provided to various third parties.

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

The details of our programming and other direct costs of services are as follows:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$253.1	$226.3	$26.8	11.8	$14.0	6.3
Belgium	191.4	154.3	37.1	24.0	(0.5)	(0.3)
Ireland	32.9	31.7	1.2	3.8	0.4	1.3
Central and Other	100.7	90.4	10.3	11.4	14.4	15.9
Intersegment eliminations	(22.4)	(22.1)	(0.3)	N.M.	(0.3)	N.M.
Total	$555.7	$480.6	$75.1	15.6	$28.0	5.6

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$516.4	$488.7	$27.7	5.7	$20.3	4.2
Belgium	395.9	323.3	72.6	22.5	5.8	1.5
Ireland	68.9	68.2	0.7	1.0	1.6	2.3
Central and Other	187.7	179.2	8.5	4.7	21.9	12.2
Intersegment eliminations	(42.5)	(42.0)	(0.5)	N.M.	(0.5)	N.M.
Total	$1,126.4	$1,017.4	$109.0	10.7	$49.1	4.5
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Our programming and other direct costs of services increased $75.1 million or 15.6% and $109.0 million or 10.7% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases include increases of $28.9 million and $62.7 million, respectively, attributable to the impact of acquisitions. On an organic basis, our programming and other direct costs of services increased $28.0 million or 5.6% and $49.1 million or 4.5%, respectively. These increases include the following factors:

•Increases in costs of $8.6 million and $15.2 million, respectively, in Central and Other related to the sale of CPE to the VodafoneZiggo JV;

•Increases in interconnect and access costs of $5.5 million or 8.1% and $6.6 million or 4.9%, respectively, primarily due to increases in Switzerland related to the net effect of (i) lower interconnect and mobile roaming costs, (ii) higher leased tower costs and (iii) higher MVNO costs;

•Increases in mobile handset and other device costs of $5.3 million or 8.1% and $3.3 million or 2.3%, respectively, primarily due to increases in Belgium as a result of higher sales volumes and higher average costs per handsets sold; and

•For the three-month comparison, a decrease in programming and copyright costs of $4.4 million or 3.4%, attributable to lower costs for certain premium and/or basic content, primarily in Belgium and Switzerland.

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
The details of our other operating expenses are as follows:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$129.3	$112.4	$16.9	15.0	$7.3	6.4
Belgium	117.2	105.5	11.7	11.1	(4.6)	(3.9)
Ireland	30.5	27.3	3.2	11.7	2.4	8.8
Central and Other	64.9	37.9	27.0	71.2	25.6	67.5
Intersegment eliminations	(19.9)	(17.9)	(2.0)	N.M.	(2.0)	N.M.
Total other operating expenses excluding share-based compensation expense	322.0	265.2	56.8	21.4	$28.7	10.3
Share-based compensation expense	2.6	2.1	0.5	23.8
Total	$324.6	$267.3	$57.3	21.4

	Six months ended June 30,		Increase		Organic increase
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$252.2	$231.5	$20.7	8.9	$11.4	4.9
Belgium	247.1	217.5	29.6	13.6	4.9	2.0
Ireland	60.9	55.1	5.8	10.5	6.3	11.4
Central and Other	98.7	72.4	26.3	36.3	27.8	38.4
Intersegment eliminations	(37.5)	(38.4)	0.9	N.M.	0.9	N.M.
Total other operating expenses excluding share-based compensation expense	621.4	538.1	83.3	15.5	$51.3	9.0
Share-based compensation expense	4.8	2.4	2.4	100.0
Total	$626.2	$540.5	$85.7	15.9
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Our other operating expenses (exclusive of share-based compensation expense) increased $56.8 million or 21.4% and $83.3 million or 15.5% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases include increases of $4.2 million and $8.8 million, respectively, attributable to the impact of acquisitions. On an organic basis, our other operating expenses increased $28.7 million or 10.3% and $51.3 million or 9.0%, respectively. These increases include the following factors:

•Increases in business service costs of $21.0 million or 52.7% and $27.3 million or 36.8%, respectively, primarily due to higher (i) consulting costs, primarily in Central and Other, and (ii) energy costs, primarily in Belgium, Switzerland and Ireland;

•Increases in personnel costs of $10.7 million or 12.7% and $12.0 million or 7.0%, respectively, primarily due to (i) higher average costs per employee, primarily in Belgium and Central and Other, and (ii) higher costs due to lower capitalizable activities, primarily in Central and Other;

•An $11.2 million decrease in costs in Belgium, associated with the one-time benefit from expected settlements of certain operational contingencies during the second quarter of 2023;

•Increases in core network and information technology-related costs of $1.5 million or 2.4% and $10.4 million or 8.6%, respectively, primarily due to higher information technology-related expenses in Central and Other, Switzerland and Ireland;

•Increases in outsourced labor costs of $5.8 million or 30.3% and $8.2 million or 19.0%, respectively, primarily associated with customer facing activities in Belgium;

•Decreases in service delivery platform costs of $0.8 million or 2.6% and $7.7 million or 13.0%, respectively, primarily related to lower mobile license and maintenance costs in Belgium; and

•Decreases in other operating expenses due to $4.5 million recognized in Switzerland associated with the sale of certain handset receivables in the second quarter of 2022. The expense recognized represents the difference between the carrying amount of the associated receivables and the amount received pursuant to the sale.

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

The details of our SG&A expenses are as follows:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$146.7	$160.7	$(14.0)	(8.7)	$(27.0)	(16.4)
Belgium	112.4	101.1	11.3	11.2	2.8	2.6
Ireland	13.2	14.0	(0.8)	(5.7)	(1.1)	(7.9)
Central and Other	104.4	90.9	13.5	14.9	13.0	14.3
Intersegment eliminations	(7.8)	(8.1)	0.3	N.M.	0.3	N.M.
Total SG&A expenses excluding share-based compensation expense	368.9	358.6	10.3	2.9	$(12.0)	(3.3)
Share-based compensation expense	73.2	47.2	26.0	55.1
Total	$442.1	$405.8	$36.3	8.9

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$304.9	$309.8	$(4.9)	(1.6)	$(24.0)	(7.5)
Belgium	229.6	206.4	23.2	11.2	14.0	6.4
Ireland	28.3	30.4	(2.1)	(6.9)	(1.6)	(5.2)
Central and Other	196.0	184.2	11.8	6.4	16.3	8.8
Intersegment eliminations	(16.1)	(12.9)	(3.2)	N.M.	(3.2)	N.M.
Total SG&A expenses excluding share-based compensation expense	742.7	717.9	24.8	3.5	$1.5	0.2
Share-based compensation expense	114.8	98.3	16.5	16.8
Total	$857.5	$816.2	$41.3	5.1
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Supplemental SG&A expense information

	Three months ended June 30,		Increase		Organic decrease
	2023	2022	$	%	$	%
	in millions, except percentages

General and administrative (a)	$291.1	$282.2	$8.9	3.2	$(6.1)	(2.1)
External sales and marketing	77.8	76.4	1.4	1.8	(5.9)	(7.4)
Total	$368.9	$358.6	$10.3	2.9	$(12.0)	(3.3)

	Six months ended June 30,		Increase		Organic increase (decrease)
	2023	2022	$	%	$	%
	in millions, except percentages

General and administrative (a)	$580.9	$568.3	$12.6	2.2	$(0.6)	(0.1)
External sales and marketing	161.8	149.6	12.2	8.2	2.1	1.3
Total	$742.7	$717.9	$24.8	3.5	$1.5	0.2
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $10.3 million or 2.9% and $24.8 million or 3.5% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases include increases of $9.4 million and $20.6 million, respectively, attributable to the impact of acquisitions. On an organic basis, our SG&A expenses increased (decreased) ($12.0 million) or (3.3%) and $1.5 million or 0.2%, respectively. These changes include the following factors:

•Increases in business service costs of $2.5 million or 5.0% and $11.3 million or 12.3%, respectively, primarily due to higher (i) consulting costs in Switzerland and Central and Other and (ii) travel and entertainment costs in Central and Other;

•Increases in personnel costs of $5.4 million or 3.2% and $8.5 million or 2.5%, respectively, primarily due to the net effect of (i) lower average costs per employee, primarily in Switzerland, (ii) increases in incentive compensation costs in Central and Other and (iii) higher staffing levels, primarily in Central and Other and Switzerland; and

•For the three-month comparison, a decrease in external sales and marketing costs of $5.9 million or 7.4%, primarily due to lower costs associated with advertising campaigns in Switzerland.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Liberty Global:
Non-Performance based incentive awards (a)	$53.4	$32.1	$82.6	$65.1
Performance based incentive awards (b)	—	—	—	7.1
Other (c)	10.8	3.6	17.6	12.6
Total Liberty Global	64.2	35.7	100.2	84.8
Other	11.6	13.6	19.4	15.9
Total	$75.8	$49.3	$119.6	$100.7
Included in:
Other operating expense	$2.6	$2.1	$4.8	$2.4
SG&A expense	73.2	47.2	114.8	98.3
Total	$75.8	$49.3	$119.6	$100.7
_______________

(a)In April 2023, the compensation committee of our board of directors approved the extension of the expiration dates of outstanding SARs and director options granted in 2016 through 2018 from a seven-year term to a ten-year term. Accordingly, the Black-Scholes fair values of the outstanding awards increased, resulting in the recognition of an aggregate incremental share-based compensation expense of $27.1 million during the second quarter of 2023.

(b)The 2022 amount includes share-based compensation expense related to our 2019 Challenge Performance Awards.

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

Depreciation and amortization expense

Our depreciation and amortization expense was $570.9 million and $1,097.8 million for the three and six months ended June 30, 2023, respectively, and $517.7 million and $1,082.4 million for the three and six months ended June 30, 2022, respectively. Excluding the effects of FX, depreciation and amortization expense increased $28.1 million or 5.4% and $3.5 million or 0.3% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases are primarily due to the net effect of (i) increases associated with property and equipment additions, the expansion and upgrade of our networks and other capital initiatives, primarily in Central and Other, Belgium and Switzerland, and (ii) decreases associated with certain assets becoming fully depreciated, primarily in Central and Other, Switzerland and Belgium.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $3.9 million and $20.3 million during the three and six months ended June 30, 2023, respectively and $58.3 million and $67.7 million during the three and six months ended June 30, 2022, respectively.

The amounts for the 2023 periods include (i) a $21.7 million credit to abandoned lease expense in Switzerland during the second quarter of 2023, (ii) restructuring costs of $18.4 million during the second quarter of 2023, primarily in Switzerland, and (iii) direct acquisition and disposition costs of $7.6 million and $21.5 million, respectively, primarily in Belgium and Central and Other.

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

Interest expense

We recognized interest expense of $213.7 million and $414.6 million during the three and six months ended June 30, 2023, respectively, and $132.9 million and $267.1 million during the three and six months ended June 30, 2022, respectively. Excluding the effects of FX, interest expense increased $75.3 million or 56.7% and $151.2 million or 56.6% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases are primarily attributable to higher weighted average interest rates. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Equity-related derivative instruments (a)	$135.3	$—	$167.0	$—
Cross-currency and interest rate derivative contracts (b)	(89.4)	619.0	(156.3)	1,091.3
Foreign currency forward and option contracts	5.2	(5.1)	6.0	31.3
Other	—	(0.3)	—	(0.7)
Total	$51.1	$613.6	$16.7	$1,121.9
_______________

(a)The recurring fair value measurements of our equity-related derivative instruments are based on Black-Scholes pricing models.

(b)The losses for the 2023 periods are primarily attributable to the net effect of (i) net losses associated with changes in the relative value of certain currencies and (ii) net gains associated with changes in certain market interest rates. In addition, the losses for the 2023 periods include net gains of $43.6 million and $22.2 million, respectively, resulting from changes in our credit risk valuation adjustments. The gains for the 2022 periods are attributable to net gains associated with changes in (a) the relative value of certain currencies and (b) certain market interest rates. In addition, the gains for the

2022 periods include net gains of $4.8 million and $9.3 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$18.5	$1,540.7	$(395.7)	$2,324.0
U.S. dollar-denominated debt issued by euro functional currency entities	37.2	(430.6)	149.2	(643.7)
Other	0.7	38.6	—	43.4
Total	$56.4	$1,148.7	$(246.5)	$1,723.7
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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Vodafone	$(221.4)	$—	$(258.8)	$—
Lacework	(73.2)	—	(94.6)	—
Plume	(33.7)	0.1	(51.2)	0.3
SMAs	(6.8)	(3.5)	(21.3)	(12.4)
Lionsgate	(14.2)	(43.6)	19.9	(46.1)
ITV	(61.4)	(112.2)	(16.3)	(279.6)
EdgeConneX	2.1	29.0	14.0	42.5
Televisa Univision	(1.7)	21.4	(7.4)	31.8
Other, net (a)	(0.5)	(3.1)	(0.6)	58.2
Total	$(410.8)	$(111.9)	$(416.3)	$(205.3)
_______________

(a)Includes gains of $8.2 million, $11.7 million, $8.0 million and $12.0 million, in the respective periods shown, related to investments that were sold during the second quarter of 2023 and 2022.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

VodafoneZiggo JV (a)	$(52.2)	$83.4	$(87.9)	$132.0
VMO2 JV (b)	188.9	30.8	10.4	217.9
AtlasEdge JV	(0.3)	(5.1)	(10.4)	(8.1)
Formula E	(9.6)	(9.6)	(9.4)	(1.7)
nexfibre JV	14.9	—	6.3	—
All3Media	1.4	(12.2)	1.7	(16.9)
Other, net	(4.8)	(6.2)	(11.0)	(11.6)
Total	$138.3	$81.1	$(100.3)	$311.6
_______________

(a)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $13.9 million, $13.7 million, $27.4 million and $27.8 million, in the respective periods shown, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Revenue	$1,088.4	$1,065.6	$2,171.8	$2,195.6
Adjusted EBITDA	$484.9	$490.9	$956.4	$1,028.7
Operating income	$29.1	$81.7	$88.9	$191.2
Non-operating income (expense) (1)	$(170.4)	$144.0	$(339.1)	$161.5
Net earnings (loss)	$(127.5)	$146.6	$(215.6)	$218.9
    _______________

(1)Includes interest expense of $195.8 million, $143.1 million, $376.4 million and $287.2 million, in the respective periods shown.

The changes in the VodafoneZiggo JV’s revenue during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are primarily due to the net effect of (i) decreases in residential fixed revenue, (ii) increases in residential mobile revenue and (iii) increases in B2B revenue. The changes in the VodafoneZiggo JV’s Adjusted EBITDA during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are primarily due to inflation-related increases in energy and staff costs. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(b)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees who were formerly employees of Liberty Global prior to the VMO2 JV formation, as these awards remain our responsibility. The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	in millions

Revenue	$3,391.5	$3,202.6	$6,554.2	$6,600.6
Adjusted EBITDA	$1,138.8	$1,059.4	$2,164.7	$2,454.7
Operating income	$77.9	$32.7	$38.2	$319.3
Non-operating income (1)	$437.7	$56.4	$23.3	$148.4
Net earnings	$374.7	$88.4	$22.6	$406.5
    _______________

(1)Includes interest expense of $364.9 million, $237.3 million, $692.6 million and $472.3 million, respectively.

The changes in the VMO2 JV’s revenue during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are primarily due to the net effect of (i) increases in other revenue due to the construction agreement with the nexfibre JV, (ii) increases in mobile revenue and (iii) decreases in residential fixed revenue, with each revenue category as defined and reported by the VMO2 JV. The changes in the VMO2 JV’s Adjusted EBITDA during the three and six months ended June 30, 2023, as compared to the corresponding periods in 2022, are primarily due to the net effect of (a) the realization of synergies, (b) consumer price rises and (c) higher energy costs. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

Gain on Telenet Tower Sale

In connection with the Telenet Tower Sale, we recognized a pre-tax gain of $693.3 million during the six months ended June 30, 2022. For additional information, see note 4 to our condensed consolidated financial statements.

Other income, net

We recognized other income, net, of $75.8 million and $29.4 million during the three months ended June 30, 2023 and 2022, respectively, and $119.7 million and $41.3 million during the six months ended June 30, 2023 and 2022, respectively. These amounts include (i) interest and dividend income of $70.6 million and $22.0 million during the three-month periods, respectively, and $104.2 million and $25.4 million during the six-month periods, respectively, and (ii) credits related to the non-service component of our net periodic pension costs of $5.2 million and $8.4 million during the three-month periods, respectively, and $9.4 million and $17.3 million during the six-month periods, respectively.

Income tax expense

We recognized income tax expense of $159.2 million and $171.7 million during the three and six months ended June 30, 2023, respectively, and $63.6 million and $144.8 million during the three and six months ended June 30, 2022, respectively.

The income tax expense during the three months ended June 30, 2023 differs from the expected income tax benefit of $82.8 million (based on the U.K. blended income tax rate of 23.5%), primarily due to the net negative impact of a net increase in valuation allowances.

The income tax expense during the six months ended June 30, 2023 differs from the expected income tax benefit of $247.5 million (based on the U.K. blended income tax rate of 23.5%), primarily due to the net negative impact of (i) a net increase in valuation allowances and (ii) non-deductible or non-taxable foreign currency exchange results.

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

Earnings (loss) from continuing operations

During the three months ended June 30, 2023 and 2022, we reported earnings (loss) from continuing operations of ($511.3 million) and $2,282.2 million, respectively, consisting of (i) operating income (loss) of ($49.2 million) and $24.5 million, respectively, (ii) net non-operating income (expense) of ($302.9 million) and $2,321.3 million, respectively, and (iii) income tax expense of $159.2 million and $63.6 million, respectively.

During the six months ended June 30, 2023 and 2022, we reported earnings (loss) from continuing operations of ($1,224.8 million) and $3,357.9 million, respectively, consisting of (i) operating income (loss) of ($11.8 million) and $83.3 million, respectively, (ii) net non-operating income (expense) of ($1,041.3 million) and $3,419.4 million, respectively, and (iii) income tax expense of $171.7 million and $144.8 million, respectively.

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

Earnings from discontinued operations, net of taxes

We reported earnings from discontinued operations, net of taxes, of $34.6 million during the six months ended June 30, 2022 related to the results of UPC Poland. In addition, we recognized a gain on the sale of UPC Poland of $848.9 million during the six months ended June 30, 2022, which includes a cumulative foreign currency translation gain of $10.9 million. For additional information, see note 4 to our condensed consolidated financial statements.

Net loss (earnings) attributable to noncontrolling interests

Net loss (earnings) attributable to noncontrolling interests was $11.7 million and ($344.5 million) during the three months ended June 30, 2023 and 2022, respectively, and $3.8 million and ($416.5 million) during the six months ended June 30, 2023 and 2022, respectively, primarily attributable to the results of operations of Telenet.

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

Cash, cash equivalents and SMAs

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2023 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$1.3
Unrestricted subsidiaries (b)	437.0
Total Liberty Global and unrestricted subsidiaries	438.3
Borrowing groups (c):
Telenet	1,110.5
UPC Holding	16.1
VM Ireland	0.3
Total borrowing groups	1,126.9
Total cash and cash equivalents (d)	1,565.2
Investments held under SMAs (e)	2,293.4
Total cash and cash equivalents and investments held under SMAs	$3,858.6
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.
(d)The total cash and cash equivalents balance includes $1,271.9 million or 81.3% and $237.2 million or 15.2% denominated in euros and U.S. dollars, respectively.

(e)The balance of our investments held under SMAs includes $2,257.4 million denominated in U.S. dollars and is held by unrestricted subsidiaries that are outside of our borrowing groups.
For additional information regarding our cash and cash equivalents and investments held under SMAs, see the discussion under Quantitative and Qualitative Disclosures about Market Risk — Cash and Investments below.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $1.3 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $437.0 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $2,293.4 million of investments held under SMAs, represented available liquidity at the corporate level at June 30, 2023. Our remaining cash and cash equivalents of $1,126.9 million at June 30, 2023 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at June 30, 2023, see note 9 to our condensed consolidated financial statements.

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

At June 30, 2023, our consolidated cash and cash equivalents balance included $1,334.0 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our short- and long-term liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the Vodafone Collar Loan and (iii) principal payments on the Vodafone Collar Loan to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. Our parent entity also uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $14.3 billion at June 30, 2023 with varying maturity dates).

During the six months ended June 30, 2023, the aggregate amount of our share repurchases, including direct acquisition costs, was $625.5 million. Under our current repurchase program, we are authorized during 2023 to repurchase 10% of our total outstanding shares as of the beginning of the year. In July 2023, our board of directors authorized an increase in our 2023 share repurchase program to a minimum of at least 15% of our total number of outstanding shares as of December 31, 2022. For additional information regarding our share repurchase programs, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at June 30, 2023, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our June 30, 2023 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) certain operating costs associated with our networks, (b) purchase obligations associated with CPE and certain service-related commitments and (c) programming, studio output and sports rights contracts. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, a significant portion of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 15 to our condensed consolidated financial statements.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global plc. Our credit facilities and senior and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At June 30, 2023, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At June 30, 2023, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $15.3 billion, including $0.7 billion that is classified as current on our condensed consolidated balance sheet and $7.8 billion that is not due until 2029 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2023.

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

Summary. The condensed consolidated statements of cash flows of our continuing operations for the six months ended June 30, 2023 and 2022 are summarized as follows:

	Six months ended June 30,
	2023	2022	Change
	in millions

Net cash provided by operating activities	$999.6	$1,363.0	$(363.4)
Net cash provided (used) by investing activities	(1,486.3)	2,581.3	(4,067.6)
Net cash provided (used) by financing activities	295.0	(2,432.0)	2,727.0
Effect of exchange rate changes on cash and cash equivalents and restricted cash	31.1	(65.3)	96.4
Net increase (decrease) in cash and cash equivalents and restricted cash	$(160.6)	$1,447.0	$(1,607.6)

Operating Activities. The decrease in net cash provided by operating activities is primarily attributable to the net effect of (i) a decrease in cash provided of $294.6 million due to lower dividend distributions received from the VMO2 JV and the VodafoneZiggo JV, (ii) an increase in cash provided due to higher net cash receipts related to derivative instruments, (iii) a decrease in cash provided due to higher payments of interest, (iv) a decrease in cash provided by our Adjusted EBITDA and related working capital items, (v) an increase in cash provided due to higher receipts of interest and (vi) a decrease due to FX. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The change in net cash provided (used) by investing activities is primarily attributable to the net effect of (i) a decrease in cash of $1,958.6 million associated with higher net cash paid for investments, primarily related to our investment in Vodafone, (ii) a decrease in cash of $1,568.1 million in connection with the sale of UPC Poland during the first six months of 2022, (iii) a decrease in cash of $779.9 million in connection with the Telenet Tower Sale during the first six months of 2022, (iv) an increase in cash of $403.5 million due to higher dividend distributions received from the VMO2 JV and (v) a decrease in cash of $94.6 million associated with higher net cash paid for acquisitions.

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

	Six months ended June 30,
	2023	2022
	in millions

Property and equipment additions	$742.6	$717.9
Assets acquired under capital-related vendor financing arrangements	(98.3)	(102.2)
Assets acquired under finance leases	(16.9)	(18.0)
Changes in current liabilities related to capital expenditures	61.0	36.5
Capital expenditures, net	$688.4	$634.2

The increase in our property and equipment additions during the six months ended June 30, 2023, as compared to the corresponding period in 2022, is primarily due to the net effect of (i) an increase in local currency expenditures of our subsidiaries due to the net effect of (a) a decrease in expenditures to support new customer products and operational efficiency initiatives, (b) an increase in new build and upgrade projects, (c) an increase in expenditures for the purchase and installation of customer premises equipment and (d) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, and (ii) a decrease due to FX.

Financing Activities. The change in net cash provided (used) by financing activities is primarily attributable to (i) an increase in cash of $2,172.5 million due to higher net borrowings of debt, including borrowings related to the Vodafone Collar Loan, and (ii) an increase in cash of $433.7 million due to lower repurchases of Liberty Global ordinary shares.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by the operating activities of our continuing operations, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our condensed consolidated statements of cash flows with each item excluding any cash provided or used by our discontinued operations. Net cash provided by operating activities of our continuing operations includes cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions of $16.1 million and $22.2 million during the six months ended June 30, 2023 and 2022, respectively.

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

The following table provides the details of our adjusted free cash flow:

	Six months ended June 30,
	2023	2022
	in millions

Net cash provided by operating activities of our continuing operations	$999.6	$1,363.0
Operating-related vendor financing additions (a)	276.7	231.3
Cash capital expenditures, net	(688.4)	(634.2)
Principal payments on operating-related vendor financing	(268.9)	(319.1)
Principal payments on capital-related vendor financing	(162.2)	(78.5)
Principal payments on finance leases	(6.5)	(31.1)
Adjusted free cash flow	$150.3	$531.4
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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to June 30, 2023.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2023.

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At June 30, 2023, $1,271.9 million or 81.3% and $237.2 million or 15.2% of our consolidated cash balance was denominated in euros and U.S. dollars, respectively, and $2,257.4 million of our consolidated balance of investments held under SMAs was denominated in U.S. dollars.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	June 30, 2023	December 31, 2022

Spot rates:
Euro	0.9159	0.9337
Swiss franc	0.8948	0.9219
British pound sterling	0.7864	0.8265
Polish zloty	4.0627	4.3686

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Average rates:
Euro	0.9183	0.9393	0.9252	0.9150
Swiss franc	0.8988	0.9648	0.9120	0.9443
British pound sterling	0.7987	0.7963	0.8108	0.7708
Polish zloty	4.1726	4.3666	4.2811	4.2396

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

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include fixed-rate and variable-rate borrowings by our borrowing groups. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and Term SOFR-indexed debt of our borrowing groups and the variable-rate debt of certain of our other subsidiaries.

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

In July 2017, the U.K. Financial Conduct Authority (the FCA), the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA announced that all LIBOR settings will either cease to be published or be deemed no longer representative, either (i) immediately after December 31, 2021, in the case of the one-week and two-month USD rates and (ii) immediately after June 30, 2023, in the case of the remaining USD rates. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified Term SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for LIBOR. Accordingly, as of June 30 2023, Term SOFR, as administered by CME Group Benchmark Administration Limited (or any other person which takes over the administration of that rate), will be referenced for the calculation of interest for U.S. dollar-denominated loans under the credit agreements currently held by our borrowing groups. The European Money Markets Institute (the authority that administers EURIBOR) reformed the methodology for EURIBOR and EURIBOR has been granted regulatory approval to continue to be used.

In October 2020, the International Swaps and Derivatives Association (the ISDA) launched the Fallback Supplement, which, as of January 25, 2021, amended the standard definitions for interest rate derivatives to incorporate fallbacks for derivatives linked to certain key interbank offered rates (IBORs). The ISDA also launched the Fallback Protocol, a protocol that enables market participants to incorporate these revisions into their legacy non-cleared derivatives with other counterparties that choose to adhere to the protocol. The fallbacks for a particular currency apply following a permanent cessation of the IBOR in that currency, or in the case of an IBOR setting, that IBOR setting becoming permanently unrepresentative, and are adjusted versions of the risk-free rates identified in each currency. It is possible, however, that any new reference rate that applies to our debt could be different from any new reference rate that applies to our derivative instruments. For discontinued currencies and tenors, we expect to continue taking steps to mitigate the changes in these benchmark rates, including by adhering to the Fallback Protocol, where appropriate. We plan to continue to manage this difference and any resulting increased variable-rate exposure through modifications to our debt and/or derivative instruments, however, future market conditions may not allow immediate implementation of desired modifications and our subsidiaries may incur significant associated costs.

Weighted Average Variable Interest Rate. At June 30, 2023, the outstanding principal amount of our variable-rate indebtedness aggregated $10.7 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 6.3%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $53.5 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2023:

(i)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €417 million ($455 million);

(ii)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €245 million ($268 million); and

(iii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €94 million ($103 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2023:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €295 million ($322 million); and

(ii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately $68 million ($74 million).

Vodafone Collar

Holding all other factors constant, at June 30, 2023, (i) an instantaneous increase of 10% in the per share market price of Vodafone’s ordinary shares would have decreased the fair value of the Vodafone Collar by approximately €78 million ($85 million) and (ii) an instantaneous decrease of 10% in the per market share price of Vodafone’s ordinary shares would have increased the fair value of the Vodafone Collar by approximately €78 million ($85 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of June 30, 2023. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2023
		2024	2025	2026	2027	2028	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(48.8)	$(329.3)	$(354.2)	$(276.9)	$(249.9)	$(196.1)	$(75.4)	$(1,530.6)
Principal-related (b)	—	—	97.5	60.3	—	(42.4)	160.0	275.4
Other (c)	2.1	(0.8)	41.5	127.2	—	—	—	170.0
Total	$(46.7)	$(330.1)	$(215.2)	$(89.4)	$(249.9)	$(238.5)	$84.6	$(1,085.2)
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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2023. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of June 30, 2023 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2023 through April 30, 2023:
Class A	610,000	$18.81	610,000	(b)
Class C	3,090,000	$20.23	3,090,000	(b)
May 1, 2023 through May 31, 2023:
Class A	404,000	$17.13	404,000	(b)
Class C	7,247,745	$18.29	7,247,745	(b)
June 1, 2023 through June 30, 2023:
Class A	—	$—	—	(b)
Class C	9,895,030	$17.72	9,895,030	(b)
Total — April 1, 2023 through June 30, 2023:
Class A	1,014,000	$18.14	1,014,000	(b)
Class C	20,232,775	$18.31	20,232,775	(b)
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)As of June 30, 2023, the remaining number of our Class A and/or Class C ordinary shares that we are authorized to repurchase during 2023 was 13.4 million. Based on the average of the respective closing share prices as of June 30, 2023, this would equate to additional share repurchases during the remainder of 2023 of approximately $232.0 million. In July 2023, our board of directors authorized an increase in our 2023 share repurchase program to a minimum of at least 15% of our total number of outstanding shares as of December 31, 2022. For additional information, see note 12 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 5.OTHER INFORMATION

During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 — Articles of Incorporation and Bylaws:

3.1	Articles of Association of Liberty Global plc, as amended on July 13, 2023*

4 — Instruments Defining the Rights of Securities Holders, Including Indentures:

4.1
Supplemental Deed dated June 29, 2023 between, among others, UPC Broadband Holding B.V. as obligors’ agent and The Bank of Nova Scotia as facility agent and security agent and, attached, as a schedule thereto, a copy of the Amended Senior Facilities Agreement dated June 29, 2023 between, among others, UPC Broadband Holding B.V. as borrower and The Bank of Nova Scotia as facility agent and security agent (Incorporated by reference to Exhibit 4.1 to the Registrant's Current report on Form 8-K filed July 6, 2023 (File No. 001-35961)).

4.2
Supplemental Agreement dated June 30, 2023 between, among others, Telenet BV as company, The Bank of Nova Scotia as facility agent and KBC Bank NV as security agent and attached as a schedule thereto, a copy of the Amended and Restated Credit Agreement dated June 30, 2023, between, among others, Telenet BV as original borrower and The Bank of Nova Scotia as facility agent and KBC Bank NV as security agent. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current report on Form 8-K filed July 6, 2023 (File No. 001-35961)).

10 — Material Contracts

10.1	Liberty Global 2023 Incentive Plan (the Incentive Plan).*
10.2	Form of Share Appreciation Rights Agreement under Liberty Global 2023 Incentive Plan (the Incentive Plan)*
10.3	Form of Restricted Share Units Agreement (3-year vesting) under the Incentive Plan*
10.4	Form of Restricted Share Units Agreement (4-year vesting) under the Incentive Plan*
10.5	Form of Non-Qualified Share Option Agreement under the Incentive Plan*
10.6	Form of Non-Executive Director Restricted Share Units Agreement under the Incentive Plan*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Chief Financial Officer*

32 — Section 1350 Certification**

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
_______________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	July 24, 2023	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	July 24, 2023	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer