Form 10-Q
period 2023-09-30
Liberty Global plc
filed 2023-10-31
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding ordinary shares of Liberty Global plc as of October 24, 2023 was: 171,379,159 class A ordinary shares, 12,988,658 class B ordinary shares and 210,836,412 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2023	December 31, 2022
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,741.6	$1,726.2
Trade receivables, net (note 3)	825.1	830.6
Short-term investments (measured at fair value on a recurring basis) (note 5)	1,557.0	2,621.6
Derivative instruments (note 6)	556.8	382.7
Other current assets (notes 3 and 5)	747.5	736.3
Total current assets	5,428.0	6,297.4
Investments and related notes receivable (including $3,452.3 million and $2,271.4 million, respectively, measured at fair value on a recurring basis) (note 5)	15,186.9	14,948.5
Property and equipment, net (notes 8 and 10)	7,002.2	6,504.5
Goodwill (note 8)	9,766.9	9,316.1
Intangible assets subject to amortization, net (note 8)	2,019.2	2,342.4
Other assets, net (notes 3, 6 and 10)	3,293.2	3,486.1
Total assets	$42,696.4	$42,895.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30, 2023	December 31, 2022
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$585.8	$610.1
Deferred revenue (note 3)	271.9	264.4
Current portion of debt and finance lease obligations (notes 9 and 10)	633.3	799.7
Accrued capital expenditures	206.9	244.0
Accrued income taxes	226.9	235.6
Derivative instruments (note 6)	327.8	296.8
Other accrued and current liabilities (note 10)	1,478.2	1,470.4
Total current liabilities	3,730.8	3,921.0
Long-term debt and finance lease obligations (notes 9 and 10)	14,558.3	12,963.5
Long-term operating lease liabilities (note 10)	1,554.3	1,645.9
Other long-term liabilities (notes 3 and 6)	2,005.4	1,791.2
Total liabilities	21,848.8	20,321.6

Commitments and contingencies (notes 6, 9, 10, 11 and 15)

Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 171,378,773 and 171,917,370 shares, respectively	1.8	1.8
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 12,988,658 and 12,994,000 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 218,384,732 and 274,436,585 shares, respectively	2.2	2.7
Additional paid-in capital	1,646.2	2,300.8
Accumulated earnings	19,055.9	19,617.7
Accumulated other comprehensive earnings, net of taxes	215.2	513.4
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	20,921.3	22,436.4
Noncontrolling interests	(73.7)	137.0
Total equity	20,847.6	22,573.4
Total liabilities and equity	$42,696.4	$42,895.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions, except per share amounts

Revenue (notes 3, 4, 5 and 16)	$1,854.5	$1,746.3	$5,570.9	$5,353.8
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 10)	550.0	484.3	1,676.4	1,501.7
Other operating (notes 10 and 13)	337.9	275.6	964.1	816.1
Selling, general and administrative (SG&A) (notes 10 and 13)	423.7	365.1	1,281.2	1,181.3
Depreciation and amortization	584.0	506.0	1,681.8	1,588.4
Impairment, restructuring and other operating items, net (note 10)	(13.7)	6.4	6.6	74.1
	1,881.9	1,637.4	5,610.1	5,161.6
Operating income (loss)	(27.4)	108.9	(39.2)	192.2
Non-operating income (expense):
Interest expense	(241.4)	(149.7)	(656.0)	(416.8)
Realized and unrealized gains on derivative instruments, net (note 6)	177.1	546.9	193.8	1,668.8
Foreign currency transaction gains, net	664.4	1,462.7	417.9	3,186.4
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (notes 5 and 7)	71.5	(2.1)	(344.8)	(207.4)
Share of results of affiliates, net (note 5)	(240.8)	501.0	(341.1)	812.6
Gain associated with the Telenet Wyre Transaction (note 4)	377.8	—	377.8	—
Gain on Telenet Tower Sale (note 4)	—	7.1	—	700.4
Other income, net	39.8	21.7	159.5	63.0
	848.4	2,387.6	(192.9)	5,807.0
Earnings (loss) from continuing operations before income taxes	821.0	2,496.5	(232.1)	5,999.2
Income tax benefit (expense) (note 11)	1.7	(64.8)	(170.0)	(209.6)
Earnings (loss) from continuing operations	822.7	2,431.7	(402.1)	5,789.6
Discontinued operations (note 4):
Earnings from discontinued operations, net of taxes	—	—	—	34.6
Gain on disposal of discontinued operations, net of taxes	—	—	—	848.9
	—	—	—	883.5
Net earnings (loss)	822.7	2,431.7	(402.1)	6,673.1
Net earnings attributable to noncontrolling interests	(163.5)	(83.7)	(159.7)	(500.2)
Net earnings (loss) attributable to Liberty Global shareholders	$659.2	$2,348.0	$(561.8)	$6,172.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions, except per share amounts

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$1.58	$4.92	$(1.28)	$10.59
Discontinued operations	—	—	—	1.77
	$1.58	$4.92	$(1.28)	$12.36
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$1.57	$4.87	$(1.28)	$10.41
Discontinued operations	—	—	—	1.74
	$1.57	$4.87	$(1.28)	$12.15
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Net earnings (loss)	$822.7	$2,431.7	$(402.1)	$6,673.1
Other comprehensive loss, net of taxes:
Continuing operations:
Foreign currency translation adjustments	(1,485.1)	(3,266.3)	(289.8)	(7,174.5)
Reclassification adjustments included in net earnings (loss)	(0.5)	(1.1)	(1.1)	(3.3)
Pension-related adjustments and other	(1.0)	0.2	(7.9)	21.3
Other comprehensive loss from continuing operations	(1,486.6)	(3,267.2)	(298.8)	(7,156.5)
Other comprehensive loss from discontinued operations (note 4)	—	—	—	(44.4)
Other comprehensive loss	(1,486.6)	(3,267.2)	(298.8)	(7,200.9)
Comprehensive loss	(663.9)	(835.5)	(700.9)	(527.8)
Comprehensive earnings attributable to noncontrolling interests	(162.3)	(83.7)	(159.1)	(508.0)
Comprehensive loss attributable to Liberty Global shareholders	$(826.2)	$(919.2)	$(860.0)	$(1,035.8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2022	$1.8	$0.1	$3.4	$3,893.0	$18,144.5	$3,892.2	$(0.1)	$25,934.9	$(336.9)	$25,598.0
Net earnings	—	—	—	—	1,038.3	—	—	1,038.3	72.0	1,110.3
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,218.3)	—	(1,218.3)	0.5	(1,217.8)
Repurchases and cancellations of Liberty Global ordinary shares	—	—	(0.2)	(495.9)	—	—	—	(496.1)	—	(496.1)
Share-based compensation (note 13)	—	—	—	50.5	—	—	—	50.5	—	50.5
Repurchases by Telenet of its outstanding shares	—	—	—	(28.0)	—	—	—	(28.0)	3.1	(24.9)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(13.5)	—	—	—	(13.5)	0.6	(12.9)
Balance at March 31, 2022	1.8	0.1	3.2	3,406.1	19,182.8	2,673.9	(0.1)	25,267.8	(260.7)	25,007.1
Net earnings	—	—	—	—	2,786.6	—	—	2,786.6	344.5	3,131.1
Other comprehensive loss, net of taxes	—	—	—	—	—	(2,723.2)	—	(2,723.2)	7.3	(2,715.9)
Repurchases and cancellations of Liberty Global ordinary shares	—	—	(0.2)	(565.7)	—	—	—	(565.9)	—	(565.9)
Dividend distributions by subsidiaries to non-controlling interest owners	—	—	—	—	—	—	—	—	(64.8)	(64.8)
Share-based compensation (note 13)	—	—	—	40.0	—	—	—	40.0	—	40.0
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(29.3)	—	—	—	(29.3)	3.3	(26.0)
Balance at June 30, 2022	1.8	0.1	3.0	2,851.1	21,969.4	(49.3)	(0.1)	24,776.0	29.6	24,805.6
Net earnings	—	—	—	—	2,348.0	—	—	2,348.0	83.7	2,431.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(3,267.2)	—	(3,267.2)	—	(3,267.2)
Repurchases and cancellations of Liberty Global ordinary shares	—	—	(0.2)	(525.1)	—	—	—	(525.3)	—	(525.3)
Share-based compensation (note 13)	—	—	—	37.5	—	—	—	37.5	—	37.5
Dividend distributions by subsidiaries to non-controlling interest owners	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	7.7	—	—	—	7.7	0.6	8.3
Balance at September 30, 2022	$1.8	$0.1	$2.8	$2,371.2	$24,317.4	$(3,316.5)	$(0.1)	$23,376.7	$112.4	$23,489.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2023	$1.8	$0.1	$2.7	$2,300.8	$19,617.7	$513.4	$(0.1)	$22,436.4	$137.0	$22,573.4
Net loss	—	—	—	—	(721.4)	—	—	(721.4)	7.9	(713.5)
Other comprehensive earnings, net of taxes	—	—	—	—	—	697.1	—	697.1	0.5	697.6
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(236.7)	—	—	—	(236.8)	—	(236.8)
Share-based compensation (note 13)	—	—	—	34.9	—	—	—	34.9	—	34.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	12.2	—	—	—	12.2	1.7	13.9
Balance at March 31, 2023	1.8	0.1	2.6	2,111.2	18,896.3	1,210.5	(0.1)	22,222.4	147.1	22,369.5
Net loss	—	—	—	—	(499.6)	—	—	(499.6)	(11.7)	(511.3)
Other comprehensive earnings, net of taxes	—	—	—	—	—	490.1	—	490.1	0.1	490.2
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(388.6)	—	—	—	(388.7)	—	(388.7)
Share-based compensation (note 13)	—	—	—	61.9	—	—	—	61.9	—	61.9
Dividend distributions by subsidiaries to non-controlling interest owners	—	—	—	—	—	—	—	—	(47.3)	(47.3)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(29.9)	—	—	—	(29.9)	(3.7)	(33.6)
Balance at June 30, 2023	1.8	0.1	2.5	1,754.6	18,396.7	1,700.6	(0.1)	21,856.2	84.5	21,940.7
Net earnings	—	—	—	—	659.2	—	—	659.2	163.5	822.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,485.4)	—	(1,485.4)	(1.2)	(1,486.6)
Impact of the Telenet Wyre Transaction (note 4)	—	—	—	708.8	—	—	—	708.8	328.7	1,037.5
Impact of the Telenet Takeover Bid (note 12)	—	—	—	(340.7)	—	—	—	(340.7)	(652.2)	(992.9)
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.3)	(523.4)	—	—	—	(523.7)	—	(523.7)
Share-based compensation (note 13)	—	—	—	47.8	—	—	—	47.8	—	47.8
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(0.9)	—	—	—	(0.9)	3.0	2.1
Balance at September 30, 2023	$1.8	$0.1	$2.2	$1,646.2	$19,055.9	$215.2	$(0.1)	$20,921.3	$(73.7)	$20,847.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2023	2022
	in millions

Cash flows from operating activities:
Net earnings (loss)	$(402.1)	$6,673.1
Earnings from discontinued operations	—	883.5
Earnings (loss) from continuing operations	(402.1)	5,789.6
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	174.4	143.4
Depreciation and amortization	1,681.8	1,588.4
Impairment, restructuring and other operating items, net	6.6	74.1
Amortization of deferred financing costs and non-cash interest	47.8	20.1
Realized and unrealized gains on derivative instruments, net	(193.8)	(1,668.8)
Foreign currency transaction gains, net	(417.9)	(3,186.4)
Realized and unrealized losses due to changes in fair values of certain investments, net	344.8	207.4
Share of results of affiliates, net	341.1	(812.6)
Deferred income tax expense	40.7	106.1
Gain associated with the Telenet Wyre Transaction	(377.8)	—
Gain on Telenet Tower Sale	—	(700.4)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	81.1	(45.3)
Dividend distributions received from the VMO2 JV	—	201.0
Dividend distributions received from the VodafoneZiggo JV	—	186.9
Net cash provided by operating activities of continuing operations	1,326.7	1,903.5
Net cash provided by operating activities of discontinued operations	—	51.1
Net cash provided by operating activities	$1,326.7	$1,954.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended September 30,
	2023	2022
	in millions

Cash flows from investing activities:
Cash paid for investments	$(6,677.9)	$(7,295.3)
Cash received from the sale of investments	6,037.2	7,560.4
Capital expenditures, net	(1,016.2)	(929.3)
Dividend distributions received from the VMO2 JV	815.2	266.9
Cash paid in connection with acquisitions, net of cash acquired	(113.8)	—
Cash received in connection with the sale of UPC Poland	—	1,563.0
Cash received in connection with the Telenet Tower Sale	—	779.9
Other investing activities, net	(10.9)	2.2
Net cash provided (used) by investing activities of continuing operations	(966.4)	1,947.8
Net cash used by investing activities of discontinued operations	—	(15.6)
Net cash provided (used) by investing activities	(966.4)	1,932.2

Cash flows from financing activities:
Borrowings of debt	2,117.5	—
Operating-related vendor financing additions	444.5	397.1
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(22.3)	(973.0)
Principal payments on operating-related vendor financing	(470.9)	(525.9)
Principal payments on capital-related vendor financing	(210.8)	(120.0)
Principal payments on finance leases	(25.3)	(46.5)
Repurchases of Liberty Global ordinary shares	(1,133.1)	(1,573.8)
Acquisition of shares in connection with the Telenet Takeover Bid	(878.7)	—
Net cash paid related to derivative instruments	(62.5)	(50.0)
Dividend distributions by subsidiaries to noncontrolling interest owners	(46.9)	(61.1)
Payment of financing costs and debt premiums	(22.6)	(29.0)
Other financing activities, net	(32.0)	(77.8)
Net cash used by financing activities of continuing operations	(343.1)	(3,060.0)
Net cash used by financing activities of discontinued operations	—	(2.6)
Net cash used by financing activities	$(343.1)	$(3,062.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended September 30,
	2023	2022
	in millions

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	$(1.1)	$(141.3)
Discontinued operations	—	—
Total	(1.1)	(141.3)
Net increase in cash and cash equivalents and restricted cash:
Continuing operations	16.1	650.0
Discontinued operations	—	32.9
Total	16.1	682.9
Cash and cash equivalents and restricted cash:
Beginning of period	1,732.4	917.3
Net increase	16.1	682.9
End of period	$1,748.5	$1,600.2

Cash paid for interest:
Continuing operations	$691.4	$463.5
Discontinued operations	—	0.3
Total	$691.4	$463.8
Net cash paid for taxes:
Continuing operations	$171.5	$159.5
Discontinued operations	—	7.4
Total	$171.5	$166.9

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$1,741.6	$1,594.1
Restricted cash included in other current assets and other assets, net	6.9	6.1
Total cash and cash equivalents and restricted cash	$1,748.5	$1,600.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
September 30, 2023
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

Our continuing operations comprise businesses that provide residential and business-to-business (B2B) communications services in (i) Switzerland and Slovakia through certain wholly-owned subsidiaries that we collectively refer to as “UPC Holding”, (ii) Belgium and Luxembourg through certain wholly-owned subsidiaries that we collectively refer to as “Telenet” and (iii) Ireland through another wholly-owned subsidiary (VM Ireland). In addition, we own 50% noncontrolling interests in (a) a 50:50 joint venture (the VMO2 JV) with Telefónica SA (Telefónica), which provides residential and B2B communications services in the United Kingdom (U.K.), and (b) a 50:50 joint venture (the VodafoneZiggo JV) with Vodafone Group plc (Vodafone), which provides residential and B2B communications services in the Netherlands. We also own (1) a 50% noncontrolling voting interest in a joint venture (the AtlasEdge JV), which is a leading European Edge data center platform, and (2) a 25% noncontrolling interest in a joint venture (the nexfibre JV), which is constructing a new fiber network in the U.K. outside of the existing footprint of the VMO2 JV.

In October 2023, we completed the Telenet Takeover Bid (as defined and described in note 12), pursuant to which we increased our ownership interest in Telenet to 100%.

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

Unless otherwise indicated, the amounts presented in these notes relate only to our continuing operations, and ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2023. Certain prior year amounts have been reclassified to conform to the current year presentation.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
(2)   Accounting Changes and Recent Accounting Pronouncements

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

Recent Accounting Pronouncements

ASU 2023-05

In August 2023, the FASB issued ASU No. 2023-05, Business Combinations - Joint Venture Formations: Recognition and Initial Measurement (ASU 2023-05), which outlines updates to the formation of entities that meet the definition of a joint venture as defined by the FASB. ASU 2023-05 requires a joint venture to measure its assets and liabilities at fair value upon formation. ASU 2023-05 is effective prospectively for joint venture formations with a formation date on or after January 1, 2025. We do not expect ASU 2023-05 to have a significant impact on our consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $63.1 million and $43.1 million at September 30, 2023 and December 31, 2022, respectively.
If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $37.3 million and $33.3 million as of September 30, 2023 and December 31, 2022, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $279.8 million and $272.5 million as of September 30, 2023 and December 31, 2022, respectively. The increase in deferred revenue for the nine months ended September 30, 2023 is primarily due to the net effect of (a) the impact of additions during the period and (b) the recognition of $223.6 million of revenue that was included in our deferred revenue balance at December 31, 2022. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $71.0 million and $69.4 million at September 30, 2023 and December 31, 2022, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $1.8 million and $7.3 million during the three and nine months ended September 30, 2023, respectively, and $3.9 million and $12.5 million during the three and nine months ended September 30, 2022, respectively, to operating costs and expenses related to these assets.

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

(4)    Acquisitions and Dispositions

2023 Acquisition

Telenet Wyre Transaction. On July 1, 2023, pursuant to an agreement dated July 19, 2022, Telenet and Fluvius System Operator CV (Fluvius) created an independent, self-funding infrastructure company (Wyre) within their combined geographic footprint in Belgium (the Telenet Wyre Transaction). The companies each contributed certain cable infrastructure assets with Telenet and Fluvius initially owning 66.8% and 33.2% of Wyre, respectively. Telenet and Liberty Global began consolidating Wyre’s results upon the closing of the transaction.

With the closing of the Telenet Wyre Transaction, Telenet early terminated and effectively settled certain pre-existing contractual relationships with Fluvius, principally related to Telenet’s leased network, and began consolidating certain infrastructure cable assets contributed by Fluvius to Wyre, as described above. Primarily due to Telenet’s aforementioned pre-existing network leasing relationship with Fluvius, the Telenet Wyre Transaction does not have a significant impact on our operating income during the nine months ended September 30, 2023 or 2022. Accordingly, the pro forma effect of the Telenet Wyre Transaction is not presented herein.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
In connection with the Telenet Wyre Transaction, we recognized a net gain of $377.8 million, which represents the difference between the fair value and carrying amount of a pre-existing network leasing relationship between Telenet and Fluvius. No income taxes were required to be provided on this gain.

2022 Dispositions

UPC Poland. On April 1, 2022, we completed the sale of 100% of our operations in Poland (UPC Poland) to a subsidiary of iliad S.A. (iliad). After considering debt and working capital adjustments (including cash disposed), we received net cash proceeds of Polish zloty 6,566.7 million ($1,563.0 million at the transaction date) during the nine months ended September 30, 2022.

In connection with the sale of UPC Poland, we recognized a gain of $848.9 million during the nine months ended September 30, 2022, which includes a cumulative foreign currency translation gain of $10.9 million. No income taxes were required to be provided on this gain.

In connection with the sale of UPC Poland, we have agreed to provide certain transitional services to iliad for a period of up to five years, depending on the service. These services principally comprise network and information technology-related functions. During the nine months ended September 30, 2023 and 2022, we recorded revenue of $20.1 million and $17.1 million, respectively, associated with these transitional services.

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

In connection with the completion of the Telenet Tower Sale, we recognized a gain of $700.4 million during the nine months ended September 30, 2022. No income taxes were required to be provided on this gain.

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

In addition, as part of the Telenet Tower Lease Agreement, Telenet has also committed to lease back 475 build-to-suit sites over the term of the lease. As of September 30, 2023 the total U.S. dollar equivalent of the estimated future payments for the

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
build-to-suit sites over the term of the lease was $116.7 million, the majority of which are due after 2028. Telenet will act as an agent over the construction of future towers on the build-to-suit sites.

(5)    Investments

The details of our investments are set forth below:

Accounting Method	September 30, 2023	December 31, 2022	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMO2 JV	$8,896.5	$9,790.9	50.0
VodafoneZiggo JV (c)	2,180.2	2,345.8	50.0
AtlasEdge JV	247.4	122.2	48.0
All3Media Ltd. (All3Media)	131.0	143.9	50.0
Formula E Holdings Ltd (Formula E)	88.6	87.3	35.9
nexfibre JV	61.7	52.4	25.0
Other	129.2	134.6
Total — equity	11,734.6	12,677.1
Fair value:
Short-term:
Separately-managed accounts (SMAs) (d)	1,557.0	2,621.6
Long-term:
Vodafone - subject to re-use rights (e)	1,251.8	—	4.9
Televisa Univision, Inc. (Televisa Univision)	385.5	385.5	6.3
ITV plc (ITV)	343.5	362.4	9.9
EdgeConneX, Inc. (EdgeConneX)	263.3	183.8	5.2
SMAs (d)	240.7	233.0
Plume Design, Inc. (Plume) (f)	191.0	246.2	11.5
Lacework, Inc. (Lacework)	116.9	242.8	3.2
Pax8, Inc.	88.6	99.0	5.6
CANAL+ Polska S.A.	73.9	66.1	17.0
Aviatrix Systems, Inc.	54.3	78.2	3.3
Lions Gate Entertainment Corp. (Lionsgate)	54.0	36.7	2.8
Other	388.8	337.7
Total — fair value	5,009.3	4,893.0
Total investments (g)	$16,743.9	$17,570.1
Short-term investments	$1,557.0	$2,621.6
Long-term investments	$15,186.9	$14,948.5
_______________

(a)Our ownership percentages are determined based on our legal ownership as of the most recent balance sheet date or are estimated based on the number of shares we own and the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with our recognition of losses

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal the respective fair values. At September 30, 2023 and December 31, 2022, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $1,170.5 million and $1,196.8 million, respectively, which primarily includes amounts associated with the VodafoneZiggo JV Receivables, as defined below, and amounts we are owed under a long-term note receivable from All3Media.

(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global comprising (i) a euro-denominated note receivable with a principal amount of $740.4 million and $749.7 million at September 30, 2023 and December 31, 2022, respectively, (the VodafoneZiggo JV Receivable I) and (ii) a euro-denominated note receivable with a principal amount of $219.9 million and $222.7 million at September 30, 2023 and December 31, 2022, respectively, (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at 5.55% and have a final maturity date of December 31, 2030. During the nine months ended September 30, 2023, interest accrued on the VodafoneZiggo JV Receivables was $41.4 million, all of which has been cash settled.

(d)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. With the exception of our SMA in a leveraged structured note, all of our investments held under SMAs were classified as available-for-sale debt securities as of September 30, 2023. Our SMA held in a leveraged structured note is accounted for at fair value and the associated gains or losses are included in realized and unrealized gains (losses) due to changes in fair values of certain investments, net, in our condensed consolidated statements of operations. At September 30, 2023 and December 31, 2022, interest accrued on our debt securities, which is included in other current assets on our condensed consolidated balance sheets, was $26.3 million and $18.5 million, respectively.

(e)During the first quarter of 2023, we acquired 1,335 million shares of Vodafone at an average purchase price of £0.9195 ($1.1151 at the transaction date) per share. The aggregate purchase price of £1,227.6 million ($1,488.7 million at the transaction date) was funded with $269.2 million of cash on hand, net of a $0.3 million collar premium, and the remainder through a collar transaction (the Vodafone Collar Transaction). The Vodafone Collar Transaction includes a collar on the full amount of our Vodafone shares (the Vodafone Collar) and a loan (the Vodafone Collar Loan) collateralized by the Vodafone shares. Under the terms of the Vodafone Collar, the counterparty has the right to re-use pledged Vodafone shares. At September 30, 2023, after consideration of the Vodafone Collar Transaction, the net fair value of our investment in Vodafone is $168.8 million. For additional information regarding the Vodafone Collar Transaction, including a description of the related re-use rights and the impact on the dividends we receive on our Vodafone shares, see note 6.

(f)Our investment in Plume includes warrants with a fair value of $70.5 million and $92.2 million at September 30, 2023 and December 31, 2022, respectively.

(g)The purchase and sale of investments are presented on a gross basis in our condensed consolidated statements of cash flows, including amounts associated with SMAs.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

VMO2 JV (a)	$(198.0)	$398.5	$(187.6)	$616.4
VodafoneZiggo JV (b)	(9.7)	92.6	(97.6)	224.6
Formula E	(11.6)	(15.1)	(21.0)	(16.8)
AtlasEdge JV	(4.8)	(5.2)	(15.2)	(13.3)
All3Media	(7.8)	(10.2)	(6.1)	(27.1)
nexfibre JV	(4.2)	41.6	2.1	41.6
Other, net	(4.7)	(1.2)	(15.7)	(12.8)
Total	$(240.8)	$501.0	$(341.1)	$812.6
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

VMO2 JV

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by or will otherwise benefit the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services it provides during the term of the U.K. JV Framework Agreement. We recorded revenue related to the U.K. JV Services of $34.2 million and $59.8 million during the three months ended September 30, 2023 and 2022, respectively, and $155.4 million and $192.4 million during the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, $33.3 million and $37.0 million, respectively, was due from the VMO2 JV, primarily related to (a) the U.K. JV Services and (b) amounts incurred by Liberty Global for certain equipment and licenses purchased on behalf of the VMO2 JV. The amounts due from the VMO2 JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets. In addition, during the nine months ended September 30, 2023, we received dividend distributions from the VMO2 JV aggregating $815.2 million, all of which was accounted for as a return of capital for purposes of our condensed consolidated statement of cash flows. During the nine months ended September 30, 2022, we received a dividend distribution from the VMO2 JV aggregating $467.9 million, of which $201.0 million was accounted for as a return on capital and $266.9 million was accounted for as a return of capital for purposes of our condensed consolidated statement of cash flows.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Revenue	$3,503.8	$3,042.1	$10,058.0	$9,642.7
Earnings (loss) before income taxes	$(503.2)	$1,178.7	$(441.8)	$1,646.4
Net earnings (loss)	$(386.6)	$832.2	$(364.0)	$1,238.7

VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided during the term of the NL JV Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $37.3 million and $75.4 million during the three months ended September 30, 2023 and 2022, respectively, and $157.8 million and $192.7 million during the nine months ended September 30, 2023 and 2022, respectively, primarily related to (a) the NL JV Services and (b) the sale of customer premises equipment (CPE) to the VodafoneZiggo JV at a mark-up. At September 30, 2023 and December 31, 2022, $37.9 million and $35.0 million, respectively, was due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets. In addition, during the nine months ended September 30, 2022, we received dividend distributions from the VodafoneZiggo JV aggregating $186.9 million, all of which was accounted for as a return on capital for purposes of our condensed consolidated statement of cash flows.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Revenue	$1,125.2	$1,041.7	$3,297.0	$3,237.3
Earnings (loss) before income taxes	$(82.2)	$232.5	$(332.4)	$585.2
Net earnings (loss)	$(63.6)	$171.7	$(279.2)	$390.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair value, net:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Vodafone	$35.7	$—	$(223.1)	$—
Lacework	(31.3)	—	(125.9)	—
EdgeConneX	65.9	16.4	79.9	58.9
Plume	(4.0)	0.2	(55.2)	0.5
ITV	(2.6)	(62.6)	(18.9)	(342.2)
Lionsgate	(2.6)	(12.3)	17.3	(58.4)
Televisa Univision	12.1	26.2	4.7	58.0
SMAs	20.1	22.7	(1.2)	10.3
Other, net (a)	(21.8)	7.3	(22.4)	65.5
Total	$71.5	$(2.1)	$(344.8)	$(207.4)
_______________

(a)The nine-month periods include gains of $8.0 million and $12.0 million, respectively, related to investments that were sold during the second quarter of 2023 and 2022.

Debt Securities
The following tables set forth a summary of our debt securities at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized cost basis	Accumulated unrealized loss	Fair value
	in millions

Commercial paper	$706.5	$0.1	$706.6
Government bonds	454.5	(0.8)	453.7
Certificates of deposit	335.4	—	335.4
Corporate debt securities	211.5	(1.5)	210.0
Structured note (a)	(a)	(a)	71.9
Other debt securities	20.1	—	20.1
Total debt securities	$1,728.0	$(2.2)	$1,797.7
______________

(a)Amount represents an investment in a leveraged structured note issued by a third party investment bank, which is accounted for at fair value and classified within Level 2 of the fair value hierarchy. For further information regarding our fair value measurements, see note 7. The return on the leveraged structured note is based on changes in the fair value of a proportionate amount of debt issued by various Liberty Global consolidated subsidiaries and affiliates (including the VMO2 JV and the VodafoneZiggo JV). While the structured note itself contains leverage, our at-risk investment is the estimated fair value as reported. At September 30, 2023, the proportionate amount of debt issued by Liberty Global consolidated subsidiaries and affiliates associated with the return on the leveraged structured note is summarized in the following table:

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)

Proportion of debt associated with the return on the leveraged structured note

Subsidiary:
Telenet	29.16%
UPC Holding	10.30%

Affiliate:
VMO2 JV	57.63%
VodafoneZiggo JV	2.91%
Total	100.00%

	December 31, 2022
	Amortized cost basis	Accumulated unrealized loss	Fair value
	in millions

Commercial paper	$881.1	$2.1	$883.2
Government bonds	697.0	(1.4)	695.6
Certificates of deposit	520.5	(0.6)	519.9
Corporate debt securities	405.3	(4.8)	400.5
Other debt securities	355.0	0.4	355.4
Total debt securities	$2,858.9	$(4.3)	$2,854.6

We received proceeds from the sale of debt securities of $1.8 billion and $2.6 billion during the three months ended September 30, 2023 and 2022, respectively, and $6.0 billion and $7.5 billion during the nine months ended September 30, 2023 and 2022, respectively, the majority of which were reinvested in new debt securities held under SMAs. The sale of debt securities resulted in realized net losses of $20.1 million and $1.5 million during the three months ended September 30, 2023 and 2022, respectively, and $52.8 million and $7.6 million during the nine months ended September 30, 2023 and 2022, respectively.

The fair values of our debt securities as of September 30, 2023 by contractual maturity are shown below (in millions):

Due in one year or less	$1,557.0
Due in one to five years	238.4
Due in five to ten years	2.3
Total (a)	$1,797.7
_______________

(a)The weighted average life of our total debt securities was 0.6 years as of September 30, 2023.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
(6)    Derivative Instruments

In general, we enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt, (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity, and (iii) decreases in the market prices of certain publicly traded securities that we own. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure primarily with respect to the U.S. dollar ($), the euro (€) the British pound sterling (£) and the Swiss franc (CHF). Generally, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2023			December 31, 2022
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$554.8	$802.0	$1,356.8	$381.4	$1,087.6	$1,469.0
Equity-related derivative instruments (c)	—	229.1	229.1	—	—	—
Foreign currency forward and option contracts	1.8	1.6	3.4	1.0	—	1.0
Other	0.2	—	0.2	0.3	—	0.3
Total	$556.8	$1,032.7	$1,589.5	$382.7	$1,087.6	$1,470.3
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$239.0	$533.5	$772.5	$286.5	$449.0	$735.5
Equity-related derivative instruments (c)	87.3	—	87.3	—	—	—
Foreign currency forward and option contracts	1.5	0.5	2.0	10.3	1.3	11.6
Total	$327.8	$534.0	$861.8	$296.8	$450.3	$747.1
_______________

(a)Our long-term derivative assets and long-term derivative liabilities are included in other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net losses of $6.9 million and $16.3 million during the three months ended September 30, 2023 and 2022, respectively, and a net gain (loss) of $15.3 million and ($7.0 million) during the nine months ended September 30, 2023 and 2022, respectively. These amounts are included in realized and unrealized gains on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Equity-related derivative instruments	$(22.0)	$—	$145.0	$—
Cross-currency and interest rate derivative contracts	195.1	549.3	38.8	1,640.6
Foreign currency forward and option contracts	4.0	(2.4)	10.0	28.9
Other	—	—	—	(0.7)
Total	$177.1	$546.9	$193.8	$1,668.8
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

	Nine months ended September 30,
	2023	2022
	in millions

Operating activities	$241.2	$2.6
Investing activities	2.1	40.9
Financing activities	(62.5)	(50.0)
Total	$180.8	$(6.5)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At September 30, 2023, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $726.4 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2023, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at September 30, 2023:

	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

UPC Holding	$250.0		€220.6		2.0
	$4,275.0	CHF	3,912.7	(a)	5.0
	€1,952.6	CHF	2,176.5		3.5

Telenet	$3,940.0		€3,489.6	(a)	3.3
	€45.2		$50.0	(b)	1.3
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to September 30, 2023. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2023:

	Pays fixed rate		Receives fixed rate
	Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions	in years	in millions	in years

UPC Holding	$3,370.1 (a)	2.8	$3,219.0	2.9

Telenet	$1,461.3	3.6	$285.6	1.3

Other (b)	$—	—	$48.9	2.0
_______________

(a)Includes forward-starting derivative instruments.

(b)    Represents contracts associated with our investment in a leveraged structured note. For additional information, see note 5.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at September 30, 2023:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

UPC Holding	$3,573.2	0.3

Telenet	$3,469.1	0.6

VM Ireland	$952.0	0.3

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At September 30, 2023, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.2 billion and $5.8 billion, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Decrease to borrowing costs at September 30, 2023 (a)

UPC Holding	(3.59)%
VM Ireland	(3.51)%
Telenet	(3.38)%
Total decrease to borrowing costs	(3.50)%
_______________

(a)Represents the effect of derivative instruments in effect at September 30, 2023 and does not include forward-starting derivative instruments.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of September 30, 2023, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $491.2 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
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

The Vodafone Collar Transaction also provided us with the ability to effectively finance the purchase of the Vodafone shares. In this regard, on February 11, 2023, we borrowed €1,143.6 million ($1,219.8 million at the transaction date) under the Vodafone Collar Loan. At September 30, 2023, borrowings under the Vodafone Collar Loan were collateralized by our Vodafone shares. The Vodafone Collar Loan has a face value of €1,258.0 million ($1,341.8 million at the transaction date) and was issued at a discount of €114.4 million ($122.0 million at the transaction date) with a zero coupon rate and an average implied yield of 295 basis points (2.95%). The Vodafone Collar Loan has settlement dates from July 2025 to December 2026, contains no financial covenants and provides for customary representations and warranties, events of default and certain adjustment and termination events. Under the terms of the Vodafone Collar, the counterparty has the right to re-use the pledged Vodafone shares, but we have the right to recall the shares that are re-used by the counterparty subject to certain costs. In addition, we will retain a portion of the dividends on the Vodafone shares, dependent on the value of the collar on the ex-dividend date.

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of September 30, 2023 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used for nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets, property and equipment and the implied value of goodwill. The valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue growth and Adjusted EBITDA margin (as defined in note 16), and terminal growth rates, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2023 and 2022, we did not perform any significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at September 30, 2023 using:
Description	September 30, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,356.8	$—	$1,356.8	$—
Equity-related derivative instruments	229.1	—	—	229.1
Foreign currency forward and option contracts	3.4	—	3.4	—
Other	0.2	—	0.2	—
Total derivative instruments	1,589.5	—	1,360.4	229.1
Investments:
SMAs	1,797.7	430.3	1,367.4	—
Other investments	3,211.6	1,649.4	0.1	1,562.1
Total investments	5,009.3	2,079.7	1,367.5	1,562.1
Total assets	$6,598.8	$2,079.7	$2,727.9	$1,791.2

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$772.5	$—	$772.5	$—
Equity-related derivative instruments	87.3	—	—	87.3
Foreign currency forward and option contracts	2.0	—	2.0	—
Total liabilities	$861.8	$—	$774.5	$87.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
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
September 30, 2023
(unaudited)
A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2023	$1,639.0	$—	$1,639.0
Gains (losses) included in loss from continuing operations (a):
Realized and unrealized gains on derivative instruments, net	—	145.0	145.0
Realized and unrealized losses due to changes in fair values of certain investments, net	(118.6)	—	(118.6)
Additions	73.4	—	73.4
Dispositions	(20.7)	—	(20.7)
Foreign currency translation adjustments and other, net	(11.0)	(3.2)	(14.2)
Balance of net assets at September 30, 2023 (b)	$1,562.1	$141.8	$1,703.9
_______________

(a)Amounts primarily relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2023.

(b)As of September 30, 2023, $361.5 million of our Level 3 investments were accounted for under the measurement alternative at cost less impairment, adjusted for observable price changes.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2023	December 31, 2022
	in millions

Distribution systems	$9,789.9	$9,134.3
Support equipment, buildings and land	4,300.6	4,067.2
Customer premises equipment	1,364.7	1,338.1
Total property and equipment, gross	15,455.2	14,539.6
Accumulated depreciation	(8,453.0)	(8,035.1)
Total property and equipment, net	$7,002.2	$6,504.5

During the nine months ended September 30, 2023 and 2022, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $129.9 million and $142.9 million, respectively, which exclude related value-added taxes (VAT) of $14.8 million and $17.0 million, respectively, that were also financed under these arrangements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
Goodwill

Changes in the carrying amount of our goodwill during the nine months ended September 30, 2023 are set forth below:

	January 1, 2023	Acquisitions and related adjustments	Foreign currency translation adjustments and other	September 30, 2023
	in millions

Switzerland	$6,515.1	$11.0	$52.6	$6,578.7
Belgium	2,480.2	581.5	(190.3)	2,871.4
Ireland	259.5	—	(3.2)	256.3
Central and Other	61.3	—	(0.8)	60.5
Total	$9,316.1	$592.5	$(141.7)	$9,766.9

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	September 30, 2023			December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$2,296.6	$(1,179.7)	$1,116.9	$2,289.9	$(932.2)	$1,357.7
Other	1,450.6	(548.3)	902.3	1,467.2	(482.5)	984.7
Total	$3,747.2	$(1,728.0)	$2,019.2	$3,757.1	$(1,414.7)	$2,342.4

During the nine months ended September 30, 2022, we recorded a non-cash increase of $384.1 million related to Telenet’s acquisition of mobile spectrum licenses.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2023			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	September 30, 2023	December 31, 2022
		in millions

UPC Holding Bank Facility (c)	7.66%	€713.4	$754.6	$3,573.2	$3,587.7
UPC SPE Notes	4.57%	—	—	1,646.6	1,651.6
UPC Holding Senior Notes	4.78%	—	—	809.7	814.2
Telenet Credit Facility (d)	6.98%	€645.0	682.2	3,469.1	3,483.9
Telenet Senior Secured Notes	4.77%	—	—	1,571.1	1,578.4
VM Ireland Credit Facility (e)	7.31%	€100.0	105.8	952.0	963.9
Vodafone Collar Loan (f)	2.95%	—	—	1,330.7	—
LGBH Facility B (g)	7.85%	—	—	859.4	—
Vendor financing (h)	4.96%	—	—	611.2	704.7
Other (i)	5.57%	—	—	466.9	585.8
Total debt before deferred financing costs, discounts and premiums (j)	6.13%		$1,542.6	$15,289.9	$13,370.2

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	September 30, 2023	December 31, 2022
	in millions

Total debt before deferred financing costs, discounts and premiums	$15,289.9	$13,370.2
Deferred financing costs, discounts and premiums, net	(154.4)	(43.1)
Total carrying amount of debt	15,135.5	13,327.1
Finance lease obligations (note 10)	56.1	436.1
Total debt and finance lease obligations	15,191.6	13,763.2
Current portion of debt and finance lease obligations	(633.3)	(799.7)
Long-term debt and finance lease obligations	$14,558.3	$12,963.5
_______________

(a)Represents the weighted average interest rate in effect at September 30, 2023 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.48% at September 30, 2023. The weighted average interest rate calculation includes principal amounts outstanding associated with all of our secured and unsecured borrowings. For information regarding our derivative instruments, see note 6.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
(b)Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2023 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table provides our borrowing availability and amounts available to loan or distribute in accordance with the terms of the respective subsidiary facilities, (i) at September 30, 2023 and (ii) upon completion of the relevant September 30, 2023 compliance reporting requirements. These amounts do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to September 30, 2023, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

	Availability
	September 30, 2023		Upon completion of the relevant September 30, 2023 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
UPC Holding Bank Facility	€713.4	$754.6	€713.4	$754.6
Telenet Credit Facility	€645.0	$682.2	€645.0	$682.2
VM Ireland Credit Facility	€100.0	$105.8	€100.0	$105.8

Available to loan or distribute:
UPC Holding Bank Facility	€713.4	$754.6	€713.4	$754.6
Telenet Credit Facility	€645.0	$682.2	€645.0	$682.2
VM Ireland Credit Facility	€100.0	$105.8	€100.0	$105.8

(c)Unused borrowing capacity under the UPC Holding Bank Facility relates to an equivalent €713.4 million ($754.6 million) under the UPC Revolving Facility. The UPC Revolving Facility provides for maximum borrowing capacity of €736.4 million ($778.9 million), including €23.0 million ($24.3 million) under the related ancillary facility. With the exception of €23.0 million of borrowings under the ancillary facility, the UPC Revolving Facility was undrawn at September 30, 2023. During 2023, the UPC Holding Bank Facility was amended to replace LIBOR with the Term Secured Overnight Financing Rate (Term SOFR) as the reference rate for U.S. dollar-denominated loans.

(d)Unused borrowing capacity under the Telenet Credit Facility comprises (i) €570.0 million ($602.9 million) under Telenet Revolving Facility B (as defined below), (ii) €30.0 million ($31.7 million) under Telenet Revolving Facility A (as defined below), (iii) €25.0 million ($26.4 million) under the Telenet Overdraft Facility and (iv) €20.0 million ($21.2 million) under the Telenet Revolving Facility, each of which were undrawn at September 30, 2023. During 2023, the Telenet Credit Facility was amended to replace LIBOR with Term SOFR as the reference rate for U.S. dollar-denominated loans. In addition, Telenet Revolving Facility I was amended to provide for an additional €90.0 million ($95.2 million) of borrowing capacity and was split into two revolving facilities. Telenet Revolving Facility A has a maximum borrowing capacity of €30.0 million and a final maturity date of May 31, 2026 and Telenet Revolving Facility B has a maximum borrowing capacity of €570.0 million and a final maturity date of May 31, 2029. All other terms from the previously existing Telenet Revolving Facility I continue to apply to the new revolving facilities.

(e)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($105.8 million) under the VM Ireland Revolving Facility, which was undrawn at September 30, 2023.

(f)For information regarding the Vodafone Collar Loan, see notes 5 and 6.

(g)For information regarding LGBH Facility B, see the Financing Transactions section below.

(h)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms,

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our condensed consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our condensed consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During the nine months ended September 30, 2023 and 2022, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses were $444.5 million and $397.1 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(i)Amounts include $420.5 million and $428.1 million at September 30, 2023 and December 31, 2022, respectively, of liabilities related to Telenet’s acquisition of mobile spectrum licenses. Telenet will make annual payments for the license fees over the terms of the respective licenses. For additional information regarding Telenet’s acquisition of mobile spectrum licenses, see note 8.

(j)As of September 30, 2023 and December 31, 2022, our debt had an estimated fair value of $14.6 billion and $12.6 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

General Information

At September 30, 2023, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise UPC Holding, Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K.

Financing Transactions

In connection with the Telenet Takeover Bid (as defined and described in note 12), Liberty Global Belgium Holding B.V. (LGBH), an indirect wholly-owned subsidiary of Liberty Global, entered into a €1.0 billion ($1.1 billion) term loan facility (LGBH Facility B). LGBH Facility B was issued at par, matures on July 25, 2026 and bears interest at a rate of EURIBOR plus (i) 4.0% per annum through July 24, 2024, (ii) 4.5% per annum from July 25, 2024 through July 24, 2025 and (iii) 5.25% per annum from July 25, 2025 through maturity, in each case subject to a EURIBOR floor of 0.0%. Under LGBH Facility B, LGBH drew (a) €745.0 million ($788.0 million) in July 2023 and (b) €67.5 million ($71.4 million) in September 2023, the proceeds of which were used to fund the Offer (as defined and described in note 12).

In October 2023, LGBH drew an additional €77.5 million ($82.0 million) under LGBH Facility B, the proceeds of which were used to further fund the Offer. The remaining €110.0 million ($116.4 million) of undrawn commitments under LGBH Facility B were subsequently cancelled.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
Maturities of Debt

Maturities of our debt as of September 30, 2023 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on September 30, 2023 exchange rates.

	UPC Holding (a)	Telenet	VM Ireland	Other (b)	Total
	in millions

Year ending December 31:
2023 (remainder of year)	$43.0	$100.8	$—	$11.7	$155.5
2024	191.4	285.2	—	15.1	491.7
2025	—	22.2	—	315.1	337.3
2026	—	22.3	—	1,876.1	1,898.4
2027	—	22.6	—	—	22.6
2028	1,152.4	3,917.3	—	—	5,069.7
Thereafter	4,877.1	1,485.6	952.0	—	7,314.7
Total debt maturities (c)	6,263.9	5,856.0	952.0	2,218.0	15,289.9
Deferred financing costs, discounts and premiums, net	(22.4)	(9.8)	(5.2)	(117.0)	(154.4)
Total debt	$6,241.5	$5,846.2	$946.8	$2,101.0	$15,135.5
Current portion	$234.4	$368.3	$—	$18.9	$621.6
Long-term portion	$6,007.1	$5,477.9	$946.8	$2,082.1	$14,513.9
_______________

(a)Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)Includes $1,330.7 million related to the Vodafone Collar Loan, which has settlement dates in 2025 and 2026 consistent with the Vodafone Collar. We may elect to use cash or the collective value of the related shares and Vodafone Collar to settle amounts under the Vodafone Collar Loan.

(c)Amounts include vendor financing obligations of $611.2 million, as set forth below:

	UPC Holding	Telenet	Other	Total
	in millions

Year ending December 31:
2023 (remainder of year)	$43.0	$85.2	$11.7	$139.9
2024	191.4	263.7	15.1	470.2
2025	—	—	1.1	1.1
Total vendor financing maturities	$234.4	$348.9	$27.9	$611.2
Current portion	$234.4	$348.9	$18.9	$602.2
Long-term portion	$—	$—	$9.0	$9.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2023	2022
	in millions

Balance at January 1	$704.7	$843.2
Operating-related vendor financing additions	444.5	397.1
Capital-related vendor financing additions	129.9	142.9
Principal payments on operating-related vendor financing	(470.9)	(525.9)
Principal payments on capital-related vendor financing	(210.8)	(120.0)
Foreign currency and other	13.8	(76.5)
Balance at September 30	$611.2	$660.8

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities is set forth below:

	September 30, 2023	December 31, 2022
	in millions

ROU assets:
Finance leases (a)	$57.7	$377.6
Operating leases (b)	1,658.5	1,724.4
Total ROU assets	$1,716.2	$2,102.0

Lease liabilities:
Finance leases (c)	$56.1	$436.1
Operating leases (d)	1,703.9	1,791.1
Total lease liabilities	$1,760.0	$2,227.2
_______________

(a)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At September 30, 2023, the weighted average remaining lease term for finance leases was 10.8 years and the weighted average discount rate was 4.9%. During the nine months ended September 30, 2023 and 2022, we recorded non-cash additions to our finance lease ROU assets of $20.8 million and $25.8 million, respectively. The decrease in our finance lease ROU assets is primarily related to the Telenet Wyre Transaction. For additional information, see note 4.

(b)Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At September 30, 2023, the weighted average remaining lease term for operating leases was 12.6 years and the weighted average discount rate was 5.8%. During the nine months ended September 30, 2023 and 2022, we recorded non-cash

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
additions to our operating lease ROU assets of $38.0 million and $670.0 million, respectively. For information regarding non-cash additions to our operating lease ROU assets during the nine months ended September 30, 2022 related to the Telenet Tower Lease Agreement, see note 4.

(c)The current and long-term portions of our finance lease liabilities are included within current portion of debt and finance lease obligations and long-term debt and finance lease obligations, respectively, on our condensed consolidated balance sheets. The decrease in our finance lease liabilities is primarily related to the Telenet Wyre Transaction. For additional information, see note 4.

(d)The current portions of our operating lease liabilities are included within other accrued and current liabilities on our condensed consolidated balance sheets. For information regarding the increase in our operating lease liabilities during the nine months ended September 30, 2022 related to the Telenet Tower Lease Agreement, see note 4.

A summary of our aggregate lease expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Finance lease expense:
Depreciation and amortization	$3.1	$14.7	$32.4	$49.5
Interest expense (a)	0.6	6.4	1.5	20.3
Total finance lease expense	3.7	21.1	33.9	69.8
Operating lease expense (b)	50.5	56.1	170.2	168.8
Short-term lease expense (b)	1.1	1.0	3.2	3.1
Variable lease expense (c)	0.4	0.2	1.1	1.7
Total lease expense	$55.7	$78.4	$208.4	$243.4
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
A summary of our cash outflows from operating and finance leases is set forth below:

	Nine months ended September 30,
	2023	2022
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$163.9	$163.7
Operating cash outflows from finance leases (interest component)	1.5	20.3
Financing cash outflows from finance leases (principal component)	25.3	46.5
Total cash outflows from operating and finance leases	$190.7	$230.5

Maturities of our operating and finance lease liabilities as of September 30, 2023 are presented below. Amounts represent U.S. dollar equivalents based on September 30, 2023 exchange rates:

	Operating leases	Finance leases
	in millions

Year ending December 31:
2023 (remainder of year)	$65.7	$3.8
2024	221.1	10.6
2025	203.6	9.5
2026	189.4	7.7
2027	180.2	6.8
2028	174.1	4.2
Thereafter	1,360.8	29.5
Total payments	2,394.9	72.1
Less: present value discount	(691.0)	(16.0)
Present value of lease payments	$1,703.9	$56.1
Current portion	$149.6	$11.7
Long-term portion	$1,554.3	$44.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
(11)    Income Taxes

Income tax benefit (expense) attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Computed “expected” tax benefit (expense) (a)	$(193.0)	$(474.3)	$54.5	$(1,139.8)
Change in valuation allowances	(39.5)	11.8	(200.8)	47.4
Non-deductible or non-taxable interest and other expenses	(33.3)	(19.6)	(108.0)	(85.8)
Non-deductible or non-taxable foreign currency exchange results	197.5	334.7	82.9	729.7
Tax benefit associated with technology innovation	5.9	5.1	12.1	16.4
International rate differences (b)	(6.8)	(33.9)	(11.0)	(150.3)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (c)	78.8	103.7	(1.7)	364.1
Other, net	(7.9)	7.7	2.0	8.7
Total income tax benefit (expense)	$1.7	$(64.8)	$(170.0)	$(209.6)
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

(c)Amounts reflect the net impact of differences in the treatment of income and loss items between financial reporting and tax accounting related to investments in subsidiaries and affiliates, including the effects of foreign earnings. The 2023 periods also include the non-taxable gain associated with the Telenet Wyre Transaction.
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

As of September 30, 2023, our unrecognized tax benefits were $442.7 million, of which $345.3 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors. During the next 12 months it is reasonably possible that the resolution of ongoing tax controversies, as well as the expiration of statutes of limitation and other items, could result in reductions to our unrecognized tax benefits related to tax positions taken as of September 30, 2023. The amount of such reductions could range up to $176 million. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

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
September 30, 2023
(unaudited)

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

12)    Equity

Share Repurchases

During the nine months ended September 30, 2023, we repurchased (i) 1,444,000 shares of our Class A ordinary shares at an average price per share of $18.24 and (ii) 58,057,884 shares of our Class C ordinary shares at an average price per share of $19.34, for an aggregate purchase price of $1,149.2 million, including direct acquisition costs.

As of September 30, 2023, we repurchased 13% of our total number of outstanding shares as of December 31, 2022. Our original share buyback plan for 2023 authorized the repurchase of 10% of our outstanding shares as of December 31, 2022, and this was increased to a minimum of 15% in July 2023. As of October 30, 2023, we repurchased shares for an aggregate purchase price of $1,315.4 million, representing 15% of our outstanding shares as of December 31, 2022. We are now targeting a further repurchase of shares through the end of January 2024 in the amount of approximately $300.0 million.

Telenet Takeover Bid

On June 8, 2023, following approval by the Belgian Financial Services and Markets Authority, LGBH launched a voluntary and conditional public takeover bid (the Offer) for all of the shares of Telenet that we do not already own or that are not held by Telenet (the Telenet Bid Shares) (the Telenet Takeover Bid). The Offer consists of per share cash consideration for the tendered Telenet Bid Shares of €22 per share, which after deducting the €1 gross dividend paid on May 5, 2023, results in an offer price of €21 per share.

After the conclusion of both the initial acceptance period and the subsequent mandatory reopening period, LGBH acquired 38,210,285 of the Telenet Bid Shares, including 380,691 shares subject to lock-up provisions, increasing our ownership interest in Telenet’s issued and outstanding shares to 96.26%. On September 22, 2023, we initiated a simplified “squeeze-out” procedure according to applicable Belgium law, pursuant to which LGBH acquired the remaining Telenet Bid Shares that it or Telenet did not already own. As of September 30, 2023, we have recorded a liability of €96.1 million ($101.6 million) associated with the Telenet Bid Shares not yet acquired. The simplified squeeze-out procedure concluded on October 13, 2023 and, on that date, any shares of Telenet that were not tendered during the simplified squeeze-out procedure were automatically transferred to LGBH by operation of law. The Telenet Bid Shares that were acquired as a result of the simplified squeeze-out procedure were settled on October 19, 2023 and, from that date, Telenet is owned 100% by LGBH. Telenet shares were delisted from Euronext Brussels at the close of trade on October 13, 2023.

The Telenet Takeover Bid was funded through (i) available borrowings under LGBH Facility B and (ii) existing liquidity of Liberty Global. As of September 30, 2023, the consideration associated with the Telenet Takeover Bid, including certain fees and expenses, totaled €807.6 million ($891.3 million at the applicable transaction dates).

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Liberty Global:
Non-performance based incentive awards (a)	$45.2	$31.4	$127.8	$96.5
Performance-based incentive awards (b)	—	—	—	7.1
Other (c)	6.3	9.7	23.9	22.3
Total Liberty Global	51.5	41.1	151.7	125.9
Other	3.3	1.6	22.7	17.5
Total	$54.8	$42.7	$174.4	$143.4
Included in:
Other operating expense	$1.6	$1.0	$6.4	$3.4
SG&A expense	53.2	41.7	168.0	140.0
Total	$54.8	$42.7	$174.4	$143.4
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
The following table provides the aggregate number of options, SARs and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of September 30, 2023:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price

Held by Liberty Global employees:
Outstanding	24,500,124	$25.99	57,037,426	$25.24
Exercisable	19,089,801	$27.04	41,547,818	$26.11

Held by former Liberty Global employees (b):
Outstanding	1,195,983	$32.51	2,373,744	$31.60
Exercisable	1,162,937	$32.77	2,307,664	$31.83
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

The following table provides the aggregate number of restricted share units (RSUs) that were outstanding as of September 30, 2023. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class C

Held by Liberty Global employees	2,004,229	4,564,394
Held by former Liberty Global employees (a)	14,872	29,729
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
September 30, 2023
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

The details of our basic and diluted weighted average ordinary shares outstanding are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Weighted average ordinary shares outstanding (basic EPS computation)	416,014,282	477,176,983	437,255,956	499,476,564
Incremental shares attributable to the assumed exercise or release of outstanding share-based incentive awards upon vesting (treasury stock method)	4,959,080	5,338,957	—	8,403,044
Weighted average ordinary shares outstanding (diluted EPS computation)	420,973,362	482,515,940	437,255,956	507,879,608

We reported a net loss from continuing operations attributable to Liberty Global shareholders for the nine months ended September 30, 2023. Therefore, the potentially dilutive effect at September 30, 2023 excludes 96.0 million shares issuable pursuant to outstanding share-based incentive awards in the computation of diluted net loss from continuing operations attributable to Liberty Global shareholders per share because their inclusion would have been anti-dilutive to the computation.

The calculation of diluted EPS excludes aggregate share-based incentive awards of 75.1 million for the three months ended September 30, 2023 and 80.4 million and 60.1 million for the three and nine months ended September 30, 2022, respectively, because their effect would have been anti-dilutive.

The details of our net earnings (loss) from continuing operations attributable to Liberty Global shareholders is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Earnings (loss) from continuing operations	$822.7	$2,431.7	$(402.1)	$5,789.6
Net earnings from continuing operations attributable to noncontrolling interests	(163.5)	(83.7)	(159.7)	(500.2)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders	$659.2	$2,348.0	$(561.8)	$5,289.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
(15)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to purchases of CPE and other equipment and services, network and connectivity commitments, programming contracts and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of September 30, 2023. The commitments included in this table do not reflect any liabilities that are included on our September 30, 2023 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2023
		2024	2025	2026	2027	2028	Thereafter	Total
	in millions

Purchase commitments	$215.3	$574.4	$419.2	$367.9	$349.4	$345.0	$—	$2,271.2
Network and connectivity commitments	58.3	152.1	94.7	45.9	41.5	39.6	218.1	650.2
Programming commitments	65.8	178.5	116.5	43.1	20.3	—	—	424.2
Other commitments	69.9	152.7	159.2	122.8	28.6	26.7	91.6	651.5
Total	$409.3	$1,057.7	$789.6	$579.7	$439.8	$411.3	$309.7	$3,997.1

Purchase commitments include unconditional and legally binding obligations related to (i) certain service-related commitments, including software development, information technology, maintenance and call center services and (ii) the purchase of network and other equipment and CPE.

Network and connectivity commitments include (i) certain network capacity arrangements in Switzerland and (ii) certain equipment and service-related commitments in Belgium. As a result of the Telenet Wyre Transaction, as described in note 4, Telenet’s commitments associated with its leased network terminated, and as such, are no longer reflected in the above table as of the third quarter of 2023.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $408.7 million and $368.8 million during the nine months ended September 30, 2023 and 2022, respectively.

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
September 30, 2023
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
September 30, 2023
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

Swisscom MVNO Matter. On December 8, 2017, one of our subsidiaries, UPC Schweiz GmbH (now Sunrise GmbH (Sunrise)), entered into a mobile virtual network operator (MVNO) agreement with Swisscom (Schweiz) AG (Swisscom), as subsequently amended (the Swisscom MVNO), for the provision of mobile network services to certain of Sunrise’s end customers. In January 2023, Swisscom filed a formal lawsuit against Sunrise, asserting that it is in breach of the Swisscom MVNO and claiming approximately CHF 90 million ($98 million) in damages. No amounts have been accrued by us with respect to this matter, as the likelihood of loss is not considered to be probable at this stage. We believe the assertions in this claim are unsupported and/or exaggerated and intend to vigorously defend this matter.

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
September 30, 2023
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

As of September 30, 2023, our reportable segments are as follows:

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
September 30, 2023
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Increase (decrease) to revenue (a):
Central and Other	$65.4	$60.9	$184.0	$180.8
Intersegment eliminations	(65.4)	(60.9)	(184.0)	(180.8)
Total	$—	$—	$—	$—

Increase (decrease) to Adjusted EBITDA (b):
Switzerland	$(16.4)	$(9.7)	$(48.3)	$(29.9)
Belgium	(2.2)	(2.1)	(6.6)	(6.5)
Ireland	(6.0)	(3.3)	(18.0)	(10.6)
Central and Other	40.0	29.2	118.5	91.7
Intersegment eliminations	(15.4)	(14.1)	(45.6)	(44.7)
Total	$—	$—	$—	$—

Increase (decrease) to property and equipment additions (c):
Switzerland	$5.8	$5.3	$17.0	$16.7
Belgium	7.0	6.4	20.8	20.4
Ireland	2.6	2.4	7.8	7.6
Central and Other	—	—	—	—
Intersegment eliminations	(15.4)	(14.1)	(45.6)	(44.7)
Total	$—	$—	$—	$—
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)
During the second quarter of 2023, we determined to market and sell certain of our internally-developed software to third parties. As a result of these strategic and operational changes, from May 2023, proceeds from the licensing and related sale of products from this internally-developed software (including proceeds generated from our arrangements with the VMO2 JV and the VodafoneZiggo JV) have been, and will continue to be, applied against the net book value of our existing internally-developed capitalized software until that balance is reduced to zero, after which time we will resume recognizing revenue for such licensing and related sale of products. Further, we now expense the costs of development of such software due to the fact that it is now externally marketed to third parties. During the three and nine months ended September 30, 2023, revenue within our Central and Other category was reduced by $61.5 million and $92.2 million, respectively, as a result of this change and the associated accounting treatment, including $33.8 million and $49.5 million, respectively, from the VMO2 JV and $19.9 million and $29.7 million, respectively, from the VodafoneZiggo JV.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted EBITDA. The noncontrolling owners’ interests in the operating results of Telenet, prior to the Telenet Takeover Bid, and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. Furthermore, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the VodafoneZiggo JV, we present 100% of the revenue and Adjusted EBITDA of those entities in the tables below. Our share of the operating results of the VMO2 JV and the VodafoneZiggo JV is included in share of results of affiliates, net, in our condensed consolidated statements of operations.

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2023	2022 (a)	2023	2022 (a)
	in millions

Switzerland	$859.3	$789.8	$2,482.9	$2,377.3
Belgium	775.2	665.1	2,296.7	2,078.6
Ireland	125.5	116.1	372.4	365.4
Central and Other	164.3	238.3	615.0	720.2
Intersegment eliminations (b)	(69.8)	(63.0)	(196.1)	(187.7)
Total	$1,854.5	$1,746.3	$5,570.9	$5,353.8

VMO2 JV	$3,503.8	$3,042.1	$10,058.0	$9,642.7
VodafoneZiggo JV	$1,125.2	$1,041.7	$3,297.0	$3,237.3
_______________

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as described above.

(b)Amounts primarily relate to (i) the revenue recognized within our T&I Function related to the Tech Framework and (ii) for the nine months ended September 30, 2022, transactions between our continuing and discontinued operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
(unaudited)

	Adjusted EBITDA
	Three months ended September 30,		Nine months ended September 30,
	2023	2022 (a)	2023	2022 (a)
	in millions

Switzerland	$311.0	$292.8	$861.1	$850.3
Belgium	339.8	316.6	988.7	982.9
Ireland	45.9	46.3	134.7	141.9
Central and Other	(83.6)	22.4	(115.3)	68.5
Intersegment eliminations (b)	(15.4)	(14.1)	(45.6)	(45.5)
Total	$597.7	$664.0	$1,823.6	$1,998.1

VMO2 JV	$1,170.9	$1,060.5	$3,335.6	$3,515.2
VodafoneZiggo JV	$518.3	$501.4	$1,474.7	$1,530.1
_______________

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as described above.

(b)Amounts relate to (i) the Adjusted EBITDA impact to Central and Other of the value attributed to centrally-held internally developed technology that is embedded within our various CPE, as well as any applicable markup, and (ii) for the nine months ended September 30, 2022, transactions between our continuing and discontinued operations.

The following table provides a reconciliation of earnings (loss) from continuing operations to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Earnings (loss) from continuing operations	$822.7	$2,431.7	$(402.1)	$5,789.6
Income tax expense (benefit)	(1.7)	64.8	170.0	209.6
Other income, net	(39.8)	(21.7)	(159.5)	(63.0)
Gain associated with the Telenet Wyre Transaction	(377.8)	—	(377.8)	—
Gain on Telenet Tower Sale	—	(7.1)	—	(700.4)
Share of results of affiliates, net	240.8	(501.0)	341.1	(812.6)
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	(71.5)	2.1	344.8	207.4
Foreign currency transaction gains, net	(664.4)	(1,462.7)	(417.9)	(3,186.4)
Realized and unrealized gains on derivative instruments, net	(177.1)	(546.9)	(193.8)	(1,668.8)
Interest expense	241.4	149.7	656.0	416.8
Operating income (loss)	(27.4)	108.9	(39.2)	192.2
Impairment, restructuring and other operating items, net	(13.7)	6.4	6.6	74.1
Depreciation and amortization	584.0	506.0	1,681.8	1,588.4
Share-based compensation expense	54.8	42.7	174.4	143.4
Adjusted EBITDA	$597.7	$664.0	$1,823.6	$1,998.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2023
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

	Nine months ended September 30,
	2023	2022 (a)
	in millions

Switzerland	$406.8	$412.5
Belgium	512.1	454.3
Ireland	128.0	91.0
Central and Other (b)	106.4	176.5
Intersegment eliminations (c)	(45.6)	(44.7)
Total property and equipment additions	1,107.7	1,089.6
Assets acquired under capital-related vendor financing arrangements	(129.9)	(142.9)
Assets acquired under finance leases	(20.8)	(25.8)
Changes in current liabilities related to capital expenditures	59.2	8.4
Total capital expenditures, net	$1,016.2	$929.3

Property and equipment additions:
VMO2 JV	$1,949.1	$2,053.7
VodafoneZiggo JV	$737.8	$683.7
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
September 30, 2023
(unaudited)
Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$385.6	$336.1	$1,111.0	$1,037.5
Video	276.6	261.3	822.5	817.2
Fixed-line telephony	91.2	91.6	273.3	291.1
Total subscription revenue	753.4	689.0	2,206.8	2,145.8
Non-subscription revenue	18.3	11.7	43.8	36.7
Total residential fixed revenue	771.7	700.7	2,250.6	2,182.5
Residential mobile revenue (c):
Subscription revenue (b)	401.4	356.5	1,133.5	1,056.7
Non-subscription revenue	119.8	126.8	374.2	387.9
Total residential mobile revenue	521.2	483.3	1,507.7	1,444.6
Total residential revenue	1,292.9	1,184.0	3,758.3	3,627.1
B2B revenue (d):
Subscription revenue	144.6	127.4	418.9	387.6
Non-subscription revenue	234.8	214.0	688.9	644.7
Total B2B revenue	379.4	341.4	1,107.8	1,032.3
Other revenue (e)	182.2	220.9	704.8	694.4
Total	$1,854.5	$1,746.3	$5,570.9	$5,353.8
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
September 30, 2023
(unaudited)
enterprises and, fixed-line and mobile services on a wholesale basis, to other operators and (b) revenue from long-term leases of portions of our network.

(e)Other revenue includes, among other items, (i) broadcasting revenue in Belgium, Ireland and Switzerland, (ii) revenue earned from the U.K. JV Services and NL JV Services, (iii) revenue earned from the sale of CPE to the VodafoneZiggo JV and (iv) revenue earned from transitional and other services provided to various third parties.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Switzerland	$859.3	$789.8	$2,482.9	$2,377.3
Belgium	743.1	665.1	2,190.8	2,078.6
Ireland	125.5	116.1	372.4	365.4
Slovakia	12.8	12.0	39.2	37.3
Other, including intersegment eliminations (a)	113.8	163.3	485.6	495.2
Total	$1,854.5	$1,746.3	$5,570.9	$5,353.8

VMO2 JV (U.K.)	$3,503.8	$3,042.1	$10,058.0	$9,642.7
VodafoneZiggo JV (Netherlands)	$1,125.2	$1,041.7	$3,297.0	$3,237.3
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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2023 and 2022.
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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2023.
Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds may contain forward-looking statements, including statements regarding our business, product, foreign currency, hedging and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, interest rate risks, target leverage levels, debt covenants, future projected contractual commitments and cash flows, our share repurchase program and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors of our 10-K, as well as the following list of some but not all of the factors that could cause actual results or events (including with respect to our affiliates) to differ materially from anticipated results or events:

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
•our ability to obtain regulatory approval and shareholder approval and satisfy other conditions necessary to close acquisitions and dispositions and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, combinations or joint ventures;
•our ability to successfully acquire new businesses or form joint ventures and, if acquired or joined, to integrate, realize anticipated efficiencies from, and implement our business plan with respect to, the businesses we have acquired or joined or that we expect to acquire;
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
•the availability and cost of capital for the acquisition, maintenance and/or development of telecommunications networks, products and services;
•the availability, cost and regulation of spectrum;
•problems we may discover post-closing with the operations, including the internal controls and financial reporting processes, of businesses we acquire;
•successfully integrating businesses or operations that we acquire or partner with on the timelines or within the budgets estimated for such integrations;
•operating costs, customer loss and business disruption, including maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected in connection with our acquisitions, dispositions and joint ventures;
•our ability to realize the expected synergies from our acquisitions and joint ventures in the amounts anticipated or on the anticipated timelines;
•our ability to profit from investments, such as our joint ventures, that we do not solely control;
•our ability to anticipate, protect against, mitigate and contain loss of our and our customers’ data as a result of cyber attacks on us or any of our operating companies;
•the leakage of sensitive customer or company data;
•the outcome of any pending or threatened litigation;

•the loss of key employees and the availability of qualified personnel;
•changes in the nature of key strategic relationships with partners and joint venturers;
•our capital structure and factors related to our debt arrangements; and
•events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, epidemics, pandemics (such as COVID-19) and other similar events, including the ongoing invasion of Ukraine by Russia and the Israeli-Palestinian conflict.

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

Operations

At September 30, 2023, our continuing operations owned and operated networks that passed 7,916,000 homes and served 4,085,100 fixed-line customers and 5,894,300 mobile subscribers.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended September 30, 2023 was to the euro and Swiss franc, as 55.9% and 46.3% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro and Swiss franc, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each of our consolidated reportable segment’s results of operations. The noncontrolling owners’ interests in the operating results of Telenet, prior to the Telenet Takeover Bid, and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. Furthermore, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the VodafoneZiggo JV, we present 100% of the revenue and Adjusted EBITDA of those entities in the tables below.

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

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segments for the three and nine months ended September 30, 2023 and 2022. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) with respect to our consolidated reportable segments, the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our reportable segments for the three and nine months ended September 30, 2023 and 2022 at the end of this section.

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

The following table provides a reconciliation of earnings (loss) from continuing operations to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Earnings (loss) from continuing operations	$822.7	$2,431.7	$(402.1)	$5,789.6
Income tax expense (benefit)	(1.7)	64.8	170.0	209.6
Other income, net	(39.8)	(21.7)	(159.5)	(63.0)
Gain associated with the Telenet Wyre Transaction	(377.8)	—	(377.8)	—
Gain on Telenet Tower Sale	—	(7.1)	—	(700.4)
Share of results of affiliates, net	240.8	(501.0)	341.1	(812.6)
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	(71.5)	2.1	344.8	207.4
Foreign currency transaction gains, net	(664.4)	(1,462.7)	(417.9)	(3,186.4)
Realized and unrealized gains on derivative instruments, net	(177.1)	(546.9)	(193.8)	(1,668.8)
Interest expense	241.4	149.7	656.0	416.8
Operating income (loss)	(27.4)	108.9	(39.2)	192.2
Impairment, restructuring and other operating items, net	(13.7)	6.4	6.6	74.1
Depreciation and amortization	584.0	506.0	1,681.8	1,588.4
Share-based compensation expense	54.8	42.7	174.4	143.4
Adjusted EBITDA	$597.7	$664.0	$1,823.6	$1,998.1

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

Revenue

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$859.3	$789.8	$69.5	8.8	$(7.2)	(0.9)
Belgium	775.2	665.1	110.1	16.6	9.0	1.3
Ireland	125.5	116.1	9.4	8.1	—	—
Central and Other	164.3	238.3	(74.0)	(31.1)	(67.8)	(28.5)
Intersegment eliminations	(69.8)	(63.0)	(6.8)	N.M.	(6.8)	N.M.
Total	$1,854.5	$1,746.3	$108.2	6.2	$(72.8)	(4.1)

VMO2 JV	$3,503.8	$3,042.1	$461.7	15.2
VodafoneZiggo JV	$1,125.2	$1,041.7	$83.5	8.0

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$2,482.9	$2,377.3	$105.6	4.4	$(30.4)	(1.3)
Belgium	2,296.7	2,078.6	218.1	10.5	42.8	1.9
Ireland	372.4	365.4	7.0	1.9	0.4	0.1
Central and Other	615.0	720.2	(105.2)	(14.6)	(70.8)	(9.8)
Intersegment eliminations	(196.1)	(187.7)	(8.4)	N.M.	(8.4)	N.M.
Total	$5,570.9	$5,353.8	$217.1	4.1	$(66.4)	(1.2)

VMO2 JV	$10,058.0	$9,642.7	$415.3	4.3
VodafoneZiggo JV	$3,297.0	$3,237.3	$59.7	1.8
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Switzerland. The details of the increases in Switzerland’s revenue during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(2.0)	$—	$(2.0)	$(5.2)	$—	$(5.2)
ARPU	(5.2)	—	(5.2)	(33.7)	—	(33.7)
Increase in residential fixed non-subscription revenue (a)	—	8.4	8.4	—	11.1	11.1
Total increase (decrease) in residential fixed revenue	(7.2)	8.4	1.2	(38.9)	11.1	(27.8)
Increase (decrease) in residential mobile revenue (b)	8.0	(15.5)	(7.5)	11.6	(21.6)	(10.0)
Increase (decrease) in B2B revenue	0.1	(0.7)	(0.6)	5.7	(0.5)	5.2
Increase (decrease) in other revenue	—	(0.3)	(0.3)	—	2.2	2.2
Total organic increase (decrease)	0.9	(8.1)	(7.2)	(21.6)	(8.8)	(30.4)
Impact of acquisitions	2.5	—	2.5	7.6	—	7.6
Impact of FX	54.4	19.8	74.2	94.0	34.4	128.4
Total	$57.8	$11.7	$69.5	$80.0	$25.6	$105.6
_______________

(a)The increases in residential fixed non-subscription revenue are primarily attributable to higher revenue from equipment sales.
(b)The increases in residential mobile subscription revenue are primarily attributable to increases in the average number of mobile subscribers. The decreases in residential mobile non-subscription revenue are primarily attributable to lower interconnect revenue.

Belgium. The details of the increases in Belgium’s revenue during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(11.3)	$—	$(11.3)	$(20.7)	$—	$(20.7)
ARPU	16.7	—	16.7	29.7	—	29.7
Decrease in residential fixed non-subscription revenue	—	(2.9)	(2.9)	—	(6.1)	(6.1)
Total increase (decrease) in residential fixed revenue	5.4	(2.9)	2.5	9.0	(6.1)	2.9
Increase (decrease) in residential mobile revenue (a)	2.8	(0.7)	2.1	15.0	(4.7)	10.3
Increase (decrease) in B2B revenue (b)	5.6	(2.2)	3.4	13.5	10.9	24.4
Increase in other revenue	—	1.0	1.0	—	5.2	5.2
Total organic increase (decrease)	13.8	(4.8)	9.0	37.5	5.3	42.8
Impact of acquisitions	5.7	37.3	43.0	18.2	118.1	136.3
Impact of dispositions	—	—	—	(0.1)	(1.5)	(1.6)
Impact of FX	42.5	15.6	58.1	29.4	11.2	40.6
Total	$62.0	$48.1	$110.1	$85.0	$133.1	$218.1
_____________
(a)The increases in residential mobile subscription revenue are primarily attributable to increases in ARPU.

(b)The increases in B2B subscription revenue are primarily due to increases in the average number of customers. The increase in B2B non-subscription revenue for the nine-month comparison is primarily attributable to higher revenue from wholesale services.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see Legal and Regulatory Proceedings and Other Contingencies — Belgium Regulatory Developments in note 15 to our condensed consolidated financial statements.

Ireland. The details of the increases in Ireland’s revenue during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(3.0)	$—	$(3.0)	$(8.2)	$—	$(8.2)
ARPU	0.8	—	0.8	3.1	—	3.1
Decrease in residential fixed non-subscription revenue	—	(0.1)	(0.1)	—	(0.3)	(0.3)
Total decrease in residential fixed revenue	(2.2)	(0.1)	(2.3)	(5.1)	(0.3)	(5.4)
Increase (decrease) in residential mobile revenue	0.7	(0.3)	0.4	2.2	(0.4)	1.8
Increase (decrease) in B2B revenue	0.1	0.1	0.2	0.5	(0.3)	0.2
Increase in other revenue	—	1.7	1.7	—	3.8	3.8
Total organic increase (decrease)	(1.4)	1.4	—	(2.4)	2.8	0.4
Impact of FX	7.0	2.4	9.4	5.1	1.5	6.6
Total	$5.6	$3.8	$9.4	$2.7	$4.3	$7.0

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

	Three months ended September 30,		Increase (decrease)		Organic decrease
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$311.0	$292.8	$18.2	6.2	$(11.9)	(4.0)
Belgium	339.8	316.6	23.2	7.3	(5.9)	(1.8)
Ireland	45.9	46.3	(0.4)	(0.9)	(3.8)	(7.8)
Central and Other	(83.6)	22.4	(106.0)	N.M.	(89.7)	N.M.
Intersegment eliminations	(15.4)	(14.1)	(1.3)	N.M.	(1.3)	N.M.
Total	$597.7	$664.0	$(66.3)	(10.0)	$(112.6)	(16.8)

VMO2 JV	$1,170.9	$1,060.5	$110.4	10.4
VodafoneZiggo JV	$518.3	$501.4	$16.9	3.4

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$861.1	$850.3	$10.8	1.3	$(42.7)	(5.0)
Belgium	988.7	982.9	5.8	0.6	3.1	0.3
Ireland	134.7	141.9	(7.2)	(5.1)	(9.8)	(6.7)
Central and Other	(115.3)	68.5	(183.8)	N.M.	(158.2)	N.M.
Intersegment eliminations	(45.6)	(45.5)	(0.1)	N.M.	(0.1)	N.M.
Total	$1,823.6	$1,998.1	$(174.5)	(8.7)	$(207.7)	(10.4)

VMO2 JV	$3,335.6	$3,515.2	$(179.6)	(5.1)
VodafoneZiggo JV	$1,474.7	$1,530.1	$(55.4)	(3.6)
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022 (a)	2023	2022 (a)

Switzerland	36.2%	37.1%	34.7%	35.8%
Belgium	43.8%	47.6%	43.0%	47.3%
Ireland	36.6%	39.9%	36.2%	38.9%

VMO2 JV	33.4%	34.9%	33.2%	36.5%
VodafoneZiggo JV	46.1%	48.1%	44.7%	47.3%
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
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$385.6	$336.1	$49.5	14.7	$17.3	5.1
Video	276.6	261.3	15.3	5.9	(13.2)	(4.9)
Fixed-line telephony	91.2	91.6	(0.4)	(0.4)	(7.9)	(8.6)
Total subscription revenue	753.4	689.0	64.4	9.3	(3.8)	(0.5)
Non-subscription revenue	18.3	11.7	6.6	56.4	5.4	45.4
Total residential fixed revenue	771.7	700.7	71.0	10.1	1.6	0.2
Residential mobile revenue (c):
Subscription revenue (b)	401.4	356.5	44.9	12.6	11.5	3.2
Non-subscription revenue	119.8	126.8	(7.0)	(5.5)	(17.0)	(13.4)
Total residential mobile revenue	521.2	483.3	37.9	7.8	(5.5)	(1.1)
Total residential revenue	1,292.9	1,184.0	108.9	9.2	(3.9)	(0.3)
B2B revenue (d):
Subscription revenue	144.6	127.4	17.2	13.5	5.9	4.6
Non-subscription revenue	234.8	214.0	20.8	9.7	(7.9)	(3.6)
Total B2B revenue	379.4	341.4	38.0	11.1	(2.0)	(0.6)
Other revenue (e)	182.2	220.9	(38.7)	(17.5)	(66.9)	(26.5)
Total	$1,854.5	$1,746.3	$108.2	6.2	$(72.8)	(4.1)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$1,111.0	$1,037.5	$73.5	7.1	$33.1	3.2
Video	822.5	817.2	5.3	0.6	(41.1)	(4.9)
Fixed-line telephony	273.3	291.1	(17.8)	(6.1)	(26.2)	(9.0)
Total subscription revenue	2,206.8	2,145.8	61.0	2.8	(34.2)	(1.6)
Non-subscription revenue	43.8	36.7	7.1	19.3	4.6	12.3
Total residential fixed revenue	2,250.6	2,182.5	68.1	3.1	(29.6)	(1.3)
Residential mobile revenue (c):
Subscription revenue (b)	1,133.5	1,056.7	76.8	7.3	28.8	2.7
Non-subscription revenue	374.2	387.9	(13.7)	(3.5)	(27.7)	(7.1)
Total residential mobile revenue	1,507.7	1,444.6	63.1	4.4	1.1	0.1
Total residential revenue	3,758.3	3,627.1	131.2	3.6	(28.5)	(0.8)
B2B revenue (d):
Subscription revenue	418.9	387.6	31.3	8.1	19.8	5.1
Non-subscription revenue	688.9	644.7	44.2	6.9	9.4	1.4
Total B2B revenue	1,107.8	1,032.3	75.5	7.3	29.2	2.8
Other revenue (e)	704.8	694.4	10.4	1.5	(67.1)	(8.4)
Total	$5,570.9	$5,353.8	$217.1	4.1	$(66.4)	(1.2)
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $28.0 million and $32.8 million during the three months ended September 30, 2023 and 2022, respectively, and $88.5 million and $106.9 million during the nine months ended September 30, 2023 and 2022, respectively.

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

(e)Other revenue includes, among other items, (i) broadcasting revenue in Belgium, Ireland and Switzerland, (ii) revenue earned from the U.K. JV Services and NL JV Services, (iii) revenue earned from the sale of CPE to the VodafoneZiggo JV and (iv) revenue earned from transitional and other services provided to various third parties.

Total revenue. Our consolidated revenue increased $108.2 million or 6.2% and $217.1 million or 4.1% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases include increases of $45.5 million and $143.9 million, respectively, attributable to the impact of acquisitions. On an organic basis, our consolidated revenue decreased $72.8 million or 4.1% and $66.4 million or 1.2%, respectively.

Residential revenue. The details of the increases in our consolidated residential revenue during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are as follows:

	Three-month period	Nine-month period
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(17.1)	$(36.2)
ARPU	13.3	2.0
Increase in residential fixed non-subscription revenue	5.4	4.6
Total increase (decrease) in residential fixed revenue	1.6	(29.6)
Increase in residential mobile subscription revenue	11.5	28.8
Decrease in residential mobile non-subscription revenue	(17.0)	(27.7)
Total organic decrease in residential revenue	(3.9)	(28.5)
Impact of acquisitions and dispositions	8.4	26.4
Impact of FX	104.4	133.3
Total increase in residential revenue	$108.9	$131.2

On an organic basis, our consolidated residential fixed subscription revenue decreased $3.8 million or 0.5% and $34.2 million or 1.6% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily attributable to decreases in Switzerland.

On an organic basis, our consolidated residential fixed non-subscription revenue increased $5.4 million or 45.4% and $4.6 million or 12.3% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily due to the net effect of (i) increases in Switzerland and (ii) decreases in Belgium.

On an organic basis, our consolidated residential mobile subscription revenue increased $11.5 million or 3.2% and $28.8 million or 2.7% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily attributable to increases in Belgium and Switzerland.

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $17.0 million or 13.4% and $27.7 million or 7.1% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily attributable to decreases in Switzerland.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $5.9 million or 4.6% and $19.8 million or 5.1% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily due to increases in Belgium.

On an organic basis, our consolidated B2B non-subscription revenue increased (decreased) ($7.9 million) or (3.6%) and $9.4 million or 1.4% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily attributable to changes in Belgium.

Other revenue. On an organic basis, our consolidated other revenue decreased $66.9 million or 26.5% and $67.1 million or 8.4% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022, primarily due to the net effect of (i) decreases in revenue earned from the U.K. JV Services and NL JV Services, (ii)

higher broadcasting revenue in Belgium, Ireland and Switzerland and (iii) increases in Central and Other related to revenue earned from the sale of CPE to the VodafoneZiggo JV.

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

The details of our programming and other direct costs of services are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$270.0	$246.1	$23.9	9.7	$5.1	2.1
Belgium	186.6	141.9	44.7	31.5	0.3	0.2
Ireland	33.9	29.2	4.7	16.1	2.1	7.2
Central and Other	85.7	92.2	(6.5)	(7.0)	(6.0)	(6.5)
Intersegment eliminations	(26.2)	(25.1)	(1.1)	N.M.	(1.1)	N.M.
Total	$550.0	$484.3	$65.7	13.6	$0.4	0.1

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$786.4	$734.8	$51.6	7.0	$25.2	3.5
Belgium	582.5	465.2	117.3	25.2	6.1	1.1
Ireland	102.8	97.4	5.4	5.5	3.8	3.9
Central and Other	273.4	271.4	2.0	0.7	15.1	5.6
Intersegment eliminations	(68.7)	(67.1)	(1.6)	N.M.	(1.6)	N.M.
Total	$1,676.4	$1,501.7	$174.7	11.6	$48.6	3.1
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Our programming and other direct costs of services increased $65.7 million or 13.6% and $174.7 million or 11.6% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases include increases of $26.0 million and $88.5 million, respectively, attributable to the impact of acquisitions. On an organic basis, our programming and other direct costs of services increased $0.4 million or 0.1% and $48.6 million or 3.1%, respectively. These increases include the following factors:

•An increase (decrease) in costs of ($3.1 million) and $12.1 million, respectively, in Central and Other related to the sale of CPE to the VodafoneZiggo JV;

•Increases in programming and copyright costs of $6.0 million or 5.2% and $7.7 million or 1.9%, respectively, attributable to higher costs for certain premium and/or basic content, primarily in Belgium and Ireland;

•For the nine-month comparison, an increase in mobile handset and other device costs of $2.7 million or 1.3%, primarily due to an increase in Belgium as a result of higher sales volumes and higher average costs per handset sold; and

•For the three-month comparison, a decrease in interconnect and access costs of $8.0 million or 11.3%, primarily due to the net effect of (i) lower interconnect and mobile roaming costs, primarily in Belgium and Switzerland, and (ii) higher lease and B2B data costs, primarily in Switzerland.

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
The details of our other operating expenses are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$127.0	$121.2	$5.8	4.8	$(6.0)	(4.9)
Belgium	134.4	113.5	20.9	18.4	7.2	6.1
Ireland	31.4	26.0	5.4	20.8	3.1	11.9
Central and Other	69.2	36.7	32.5	88.6	26.9	73.3
Intersegment eliminations	(25.7)	(22.8)	(2.9)	N.M.	(2.9)	N.M.
Total other operating expenses excluding share-based compensation expense	336.3	274.6	61.7	22.5	$28.3	10.1
Share-based compensation expense	1.6	1.0	0.6	60.0
Total	$337.9	$275.6	$62.3	22.6

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$379.2	$352.7	$26.5	7.5	$5.2	1.5
Belgium	381.5	331.0	50.5	15.3	12.2	3.4
Ireland	92.3	81.1	11.2	13.8	9.5	11.7
Central and Other	167.9	109.1	58.8	53.9	55.1	50.5
Intersegment eliminations	(63.2)	(61.2)	(2.0)	N.M.	(2.0)	N.M.
Total other operating expenses excluding share-based compensation expense	957.7	812.7	145.0	17.8	$80.0	9.5
Share-based compensation expense	6.4	3.4	3.0	88.2
Total	$964.1	$816.1	$148.0	18.1
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Our other operating expenses (exclusive of share-based compensation expense) increased $61.7 million or 22.5% and $145.0 million or 17.8% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases include increases of $4.7 million and $13.1 million, respectively, attributable to the impact of acquisitions. On an organic basis, our other operating expenses increased $28.3 million or 10.1% and $80.0 million or 9.5%, respectively. These increases include the following factors:

•Increases in service delivery platform costs of $26.0 million or 91.3% and $30.0 million or 34.2%, respectively, primarily related to higher CPE software costs in Central and Other;

•Increases in personnel costs of $10.5 million or 14.5% and $22.9 million or 9.3%, respectively, primarily due to (i) higher average costs per employee, primarily in Belgium and Central and Other, that were only partially offset by lower average costs per employee in Switzerland, (ii) higher costs due to lower capitalizable activities, primarily in Central and Other, and (iii) higher staffing levels, primarily in Switzerland;

•For the nine-month comparison, an increase in business service costs of $14.7 million or 12.5%, primarily due to higher energy costs in Belgium and Switzerland;

•Increases in outsourced labor costs of $3.4 million or 14.4% and $11.6 million or 17.3%, respectively, primarily associated with customer facing activities in Belgium and Switzerland;

•For the nine-month comparison, a $11.2 million decrease in costs in Belgium associated with the one-time benefit from expected settlements of certain operational contingencies during the second quarter of 2023;

•Increases in customer service costs of $4.6 million or 14.5% and $7.3 million or 7.1%, respectively, primarily related to higher call center costs in Belgium;

•For the three-month comparison, a decrease in core network and information technology-related costs of $5.6 million or 8.0%, due to the net effect of (i) lower leased bandwidth and outsourced data center costs in Belgium and Switzerland and (ii) higher technology-related expenses in Ireland that were only partially offset by lower expenses in Central and Other; and

•For the nine-month comparison, a decrease in other operating expenses due to $4.5 million recognized in Switzerland associated with the sale of certain handset receivables in the second quarter of 2022. The expense recognized represents the difference between the carrying amount of the associated receivables and the amount received pursuant to the sale.

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

The details of our SG&A expenses are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$151.3	$129.7	$21.6	16.7	$5.6	4.2
Belgium	114.4	93.1	21.3	22.9	7.4	7.5
Ireland	14.3	14.6	(0.3)	(2.1)	(1.4)	(9.6)
Central and Other	93.0	87.0	6.0	6.9	1.0	1.1
Intersegment eliminations	(2.5)	(1.0)	(1.5)	N.M.	(1.5)	N.M.
Total SG&A expenses excluding share-based compensation expense	370.5	323.4	47.1	14.6	$11.1	3.3
Share-based compensation expense	53.2	41.7	11.5	27.6
Total	$423.7	$365.1	$58.6	16.1

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022 (a)	$	%	$	%
	in millions, except percentages

Switzerland	$456.2	$439.5	$16.7	3.8	$(18.1)	(4.0)
Belgium	344.0	299.5	44.5	14.9	21.4	6.8
Ireland	42.6	45.0	(2.4)	(5.3)	(3.1)	(6.9)
Central and Other	289.0	271.2	17.8	6.6	17.2	6.3
Intersegment eliminations	(18.6)	(13.9)	(4.7)	N.M.	(4.7)	N.M.
Total SG&A expenses excluding share-based compensation expense	1,113.2	1,041.3	71.9	6.9	$12.7	1.2
Share-based compensation expense	168.0	140.0	28.0	20.0
Total	$1,281.2	$1,181.3	$99.9	8.5
_______________

N.M. — Not Meaningful.

(a)Amounts have been revised, as applicable, to reflect the retrospective impact of the Tech Framework, as further described in note 16 to our condensed consolidated financial statements.

Supplemental SG&A expense information

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2023	2022	$	%	$	%
	in millions, except percentages

General and administrative (a)	$295.2	$248.0	$47.2	19.0	$16.6	6.5
External sales and marketing	75.3	75.4	(0.1)	(0.1)	(5.5)	(7.2)
Total	$370.5	$323.4	$47.1	14.6	$11.1	3.3

	Nine months ended September 30,		Increase		Organic increase (decrease)
	2023	2022	$	%	$	%
	in millions, except percentages

General and administrative (a)	$876.1	$816.3	$59.8	7.3	$18.7	2.2
External sales and marketing	237.1	225.0	12.1	5.4	(6.0)	(2.6)
Total	$1,113.2	$1,041.3	$71.9	6.9	$12.7	1.2
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $47.1 million or 14.6% and $71.9 million or 6.9% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases include increases of $7.9 million and $28.9 million, respectively, attributable to the impact of acquisitions. On an organic basis, our SG&A expenses increased $11.1 million or 3.3% and $12.7 million or 1.2%, respectively. These increases include the following factors:

•Increases in personnel costs of $14.9 million or 10.2% and $23.8 million or 4.9%, respectively, primarily due to the net effect of (i) higher average costs per employee, primarily in Belgium and Central and Other, (ii) increases in incentive compensation costs in Central and Other and Switzerland and (iii) lower costs due to higher capitalizable activities, primarily in Switzerland;

•For the nine-month comparison, an increase in business service costs of $11.7 million or 8.6%, primarily due to higher (i) consulting costs in Switzerland and Central and Other and (ii) travel and entertainment costs in Central and Other;

•Decreases in core network and information technology-related costs of $4.8 million or 14.6% and $7.3 million or 7.4%, respectively, primarily due to lower technology-related expenses in Central and Other and Switzerland that were only partially offset by higher technology-related expenses in Belgium; and

•Decreases in external sales and marketing costs of $5.5 million or 7.2% and $6.0 million or 2.6%, respectively, primarily due to lower costs associated with advertising campaigns in Switzerland and Belgium.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Liberty Global:
Non-Performance based incentive awards (a)	$45.2	$31.4	$127.8	$96.5
Performance based incentive awards (b)	—	—	—	7.1
Other (c)	6.3	9.7	23.9	22.3
Total Liberty Global	51.5	41.1	151.7	125.9
Other	3.3	1.6	22.7	17.5
Total	$54.8	$42.7	$174.4	$143.4
Included in:
Other operating expense	$1.6	$1.0	$6.4	$3.4
SG&A expense	53.2	41.7	168.0	140.0
Total	$54.8	$42.7	$174.4	$143.4
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

Depreciation and amortization expense

Our depreciation and amortization expense was $584.0 million and $1,681.8 million for the three and nine months ended September 30, 2023, respectively, and $506.0 million and $1,588.4 million for the three and nine months ended September 30, 2022, respectively. Excluding the effects of FX, depreciation and amortization expense increased $31.8 million or 6.3% and $37.3 million or 2.3% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases are primarily due to the net effect of (i) decreases associated with certain assets becoming fully depreciated, primarily in Central and Other and Switzerland, (ii) increases associated with property and equipment additions, the expansion and upgrade of our networks and other capital initiatives, primarily in Central and Other, Switzerland and Belgium, and (iii) increases associated with acquisitions, primarily in Belgium and Switzerland. For additional information regarding our recent acquisitions, see note 4 to our condensed consolidated financial statements.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of ($13.7 million) and $6.6 million during the three and nine months ended September 30, 2023, respectively and $6.4 million and $74.1 million during the three and nine months ended September 30, 2022, respectively.

The amounts for the 2023 periods include (i) direct acquisition and disposition costs of $4.2 million and $25.7 million, respectively, primarily in Belgium and Central and Other, (ii) restructuring costs of $3.3 million and $24.4 million, respectively, primarily in Switzerland and Belgium, (iii) a $21.3 million credit to abandoned lease expense in Switzerland during the second quarter of 2023, and (iv) a $19.2 million credit related to a settlement in Switzerland during the third quarter of 2023.

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

Interest expense

We recognized interest expense of $241.4 million and $656.0 million during the three and nine months ended September 30, 2023, respectively, and $149.7 million and $416.8 million during the three and nine months ended September 30, 2022, respectively. Excluding the effects of FX, interest expense increased $74.1 million or 49.5% and $225.3 million or 54.1% during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in 2022. These increases are primarily attributable to higher weighted average interest rates. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Equity-related derivative instruments (a)	$(22.0)	$—	$145.0	$—
Cross-currency and interest rate derivative contracts (b)	195.1	549.3	38.8	1,640.6
Foreign currency forward and option contracts	4.0	(2.4)	10.0	28.9
Other	—	—	—	(0.7)
Total	$177.1	$546.9	$193.8	$1,668.8
_______________

(a)The recurring fair value measurements of our equity-related derivative instruments are based on Black-Scholes pricing models.

(b)The gains for the 2023 periods are primarily attributable to the net effect of (i) a net loss for the three-month period and a net gain for the nine-month period associated with certain market interest rates and (ii) a net gain for the three-month period and a net loss for the nine-month period associated with the relative value of certain currencies. In addition, the gains for the 2023 periods include a net gain (loss) of ($6.9 million) and $15.3 million, respectively, resulting from changes in our credit risk valuation adjustments. The gains for the 2022 periods are attributable to net gains associated with changes in (a) certain market interest rates and (b) the relative value of certain currencies. In addition, the gains for the 2022 periods include net losses of $16.3 million and $7.0 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Intercompany balances denominated in a currency other than the entity’s functional currency (a)	$897.7	$1,956.6	$502.0	$4,280.6
U.S. dollar-denominated debt issued by euro functional currency entities	(238.8)	(516.4)	(89.6)	(1,160.1)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	4.8	25.9	9.6	72.4
Other	0.7	(3.4)	(4.1)	(6.5)
Total	$664.4	$1,462.7	$417.9	$3,186.4
_______________

(a)Amounts primarily relate to (i) loans between certain of our non-operating subsidiaries in Europe and (ii) loans between certain of our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Vodafone	$35.7	$—	$(223.1)	$—
Lacework	(31.3)	—	(125.9)	—
EdgeConneX	65.9	16.4	79.9	58.9
Plume	(4.0)	0.2	(55.2)	0.5
ITV	(2.6)	(62.6)	(18.9)	(342.2)
Lionsgate	(2.6)	(12.3)	17.3	(58.4)
Televisa Univision	12.1	26.2	4.7	58.0
SMAs	20.1	22.7	(1.2)	10.3
Other, net (a)	(21.8)	7.3	(22.4)	65.5
Total	$71.5	$(2.1)	$(344.8)	$(207.4)
_______________

(a)The nine-month periods include gains of $8.0 million and $12.0 million, respectively, related to investments that were sold during the second quarter of 2023 and 2022.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

VMO2 JV (a)	$(198.0)	$398.5	$(187.6)	$616.4
VodafoneZiggo JV (b)	(9.7)	92.6	(97.6)	224.6
Formula E	(11.6)	(15.1)	(21.0)	(16.8)
AtlasEdge JV	(4.8)	(5.2)	(15.2)	(13.3)
All3Media	(7.8)	(10.2)	(6.1)	(27.1)
nexfibre JV	(4.2)	41.6	2.1	41.6
Other, net	(4.7)	(1.2)	(15.7)	(12.8)
Total	$(240.8)	$501.0	$(341.1)	$812.6
_______________

(a)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees who were formerly employees of Liberty Global prior to the VMO2 JV formation, as these awards remain our responsibility. The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Revenue	$3,503.8	$3,042.1	$10,058.0	$9,642.7
Adjusted EBITDA	$1,170.9	$1,060.5	$3,335.6	$3,515.2
Operating income	$282.8	$20.2	$321.0	$339.5
Non-operating income (expense) (1)	$(786.1)	$1,158.4	$(762.8)	$1,306.8
Net earnings (loss)	$(386.6)	$832.2	$(364.0)	$1,238.7
    _______________

(1)Includes interest expense of $394.6 million, $260.0 million, $1,087.2 million and $732.3 million, in the respective periods shown.

The changes in the VMO2 JV’s revenue during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are primarily due to the net effect of (i) increases in other revenue due to the construction agreement with the nexfibre JV, (ii) increases in mobile revenue, (iii) decreases in residential fixed revenue and (iv) a one-time increase of $48 million in other revenue due to a change in the contract terms with a related-party supplier, with each revenue category as defined and reported by the VMO2 JV. The changes in the VMO2 JV’s Adjusted EBITDA during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are primarily due to the net effect of (a) the realization of synergies, (b) consumer price rises, (c) higher energy costs and (d) the aforementioned one-time revenue increase partially offset by a $35 million benefit in the third quarter of 2022 due to the resolution of a legal matter. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(b)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $14.0 million, $12.9 million, $41.4 million and $40.7 million, in the respective periods shown, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	in millions

Revenue	$1,125.2	$1,041.7	$3,297.0	$3,237.3
Adjusted EBITDA	$518.3	$501.4	$1,474.7	$1,530.1
Operating income	$90.5	$113.6	$179.4	$304.8
Non-operating income (expense) (1)	$(172.7)	$118.9	$(511.8)	$280.4
Net earnings (loss)	$(63.6)	$171.7	$(279.2)	$390.6
    _______________

(1)Includes interest expense of $205.2 million, $148.8 million, $581.6 million and $436.0 million, in the respective periods shown.

The changes in the VodafoneZiggo JV’s revenue during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are primarily due to (i) increases in B2B fixed revenue and (ii) increases in residential mobile revenue. The changes in the VodafoneZiggo JV’s Adjusted EBITDA during the three and nine months ended September 30, 2023, as compared to the corresponding periods in 2022, are primarily due to inflation-related increases in energy and staff costs. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

Gain associated with the Telenet Wyre Transaction

In connection with the Telenet Wyre Transaction, we recognized a net gain of $377.8 million during the nine months ended September 30, 2023. For additional information, see note 4 to our condensed consolidated financial statements.

Gain on Telenet Tower Sale

In connection with the Telenet Tower Sale, we recognized a pre-tax gain of $700.4 million during the nine months ended September 30, 2022. For additional information, see note 4 to our condensed consolidated financial statements.

Other income, net

We recognized other income, net, of $39.8 million and $21.7 million during the three months ended September 30, 2023 and 2022, respectively, and $159.5 million and $63.0 million during the nine months ended September 30, 2023 and 2022, respectively. These amounts primarily include (i) interest and dividend income of $36.5 million and $16.3 million during the three-month periods, respectively, and $140.7 million and $41.7 million during the nine-month periods, respectively, and (ii) credits related to the non-service component of our net periodic pension costs of $6.4 million and $8.5 million during the three-month periods, respectively, and $15.8 million and $25.8 million during the nine-month periods, respectively.

Income tax benefit (expense)

We recognized income tax benefit (expense) of $1.7 million and ($64.8 million) during the three months ended September 30, 2023 and 2022, respectively.

The income tax benefit during the three months ended September 30, 2023 differs from the expected income tax expense of $193.0 million (based on the U.K. blended income tax rate of 23.5%), primarily due to the positive impact of non-deductible or non-taxable foreign currency exchange results.

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

We recognized income tax expense of $170.0 million and $209.6 million during the nine months ended September 30, 2023 and 2022, respectively.

The income tax expense during the nine months ended September 30, 2023 differs from the expected income tax benefit of $54.5 million (based on the U.K. blended income tax rate of 23.5%), primarily due to the net negative impact of (i) a net increase in valuation allowances and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The negative impact of these items was partially offset by the positive impact of non-deductible or non-taxable foreign currency exchange results.

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

Earnings (loss) from continuing operations

During the three months ended September 30, 2023 and 2022, we reported earnings from continuing operations of $822.7 million and $2,431.7 million, respectively, consisting of (i) operating income (loss) of ($27.4 million) and $108.9 million, respectively, (ii) net non-operating income of $848.4 million and $2,387.6 million, respectively, and (iii) income tax benefit (expense) of $1.7 million and ($64.8 million), respectively.

During the nine months ended September 30, 2023 and 2022, we reported earnings (loss) from continuing operations of ($402.1 million) and $5,789.6 million, respectively, consisting of (i) operating income (loss) of ($39.2 million) and $192.2 million, respectively, (ii) net non-operating income (expense) of ($192.9 million) and $5,807.0 million, respectively, and (iii) income tax expense of $170.0 million and $209.6 million, respectively.

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

Earnings from discontinued operations, net of taxes

We reported earnings from discontinued operations, net of taxes, of $34.6 million during the nine months ended September 30, 2022 related to the results of UPC Poland. In addition, we recognized a gain on the sale of UPC Poland of $848.9 million during the second quarter of 2022, which includes a cumulative foreign currency translation gain of $10.9 million. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests was $163.5 million and $83.7 million during the three months ended September 30, 2023 and 2022, respectively, and $159.7 million and $500.2 million during the nine months ended September 30, 2023 and 2022, respectively, primarily attributable to the results of operations of Telenet prior to the Telenet Takeover Bid.

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

Cash, cash equivalents and SMAs

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2023 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$3.3
Unrestricted subsidiaries (b)	592.4
Total Liberty Global and unrestricted subsidiaries	595.7
Borrowing groups (c):
Telenet	1,136.7
UPC Holding	7.7
VM Ireland	1.5
Total borrowing groups	1,145.9
Total cash and cash equivalents (d)	1,741.6
Investments held under SMAs (e)	1,797.7
Total cash and cash equivalents and investments held under SMAs	$3,539.3
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.
(d)The total cash and cash equivalents balance includes $1,221.0 million or 70.1% and $489.0 million or 28.1% denominated in euros and U.S. dollars, respectively.

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

Liquidity of Liberty Global and its unrestricted subsidiaries

The $3.3 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $592.4 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $1,797.7 million of investments held under SMAs, represented available liquidity at the corporate level at September 30, 2023. Our remaining cash and cash equivalents of $1,145.9 million at September 30, 2023 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at September 30, 2023, see note 9 to our condensed consolidated financial statements.

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

At September 30, 2023, our consolidated cash and cash equivalents balance included $1,324.2 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our short- and long-term liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the Vodafone Collar Loan and (iii) principal payments on the Vodafone Collar Loan to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. Our parent entity also uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $15.1 billion at September 30, 2023 with varying maturity dates).

During the nine months ended September 30, 2023, the aggregate amount of our share repurchases, including direct acquisition costs, was $1,149.2 million. In July 2023, our board of directors authorized an increase in our 2023 share repurchase program from 10% of our total outstanding shares as of December 31, 2022 to a minimum of at least 15%. We are now targeting a further repurchase of shares through the end of January 2024 in the amount of approximately $300.0 million. For additional information regarding our share repurchase programs, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at September 30, 2023, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our September 30, 2023 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) certain operating costs associated with our networks, (b) purchase obligations associated with CPE and certain service-related commitments and (c) programming, studio output and sports rights contracts. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, a significant portion of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 15 to our condensed consolidated financial statements.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global plc. Our credit facilities and senior and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At September 30, 2023, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At September 30, 2023, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $15.3 billion, including $0.6 billion that is classified as current on our condensed consolidated balance sheet and $7.3 billion that is not due until 2029 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2023.

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

Summary. The condensed consolidated statements of cash flows of our continuing operations for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	Nine months ended September 30,
	2023	2022	Change
	in millions

Net cash provided by operating activities	$1,326.7	$1,903.5	$(576.8)
Net cash provided (used) by investing activities	(966.4)	1,947.8	(2,914.2)
Net cash used by financing activities	(343.1)	(3,060.0)	2,716.9
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.1)	(141.3)	140.2
Net increase in cash and cash equivalents and restricted cash	$16.1	$650.0	$(633.9)

Operating Activities. The decrease in net cash provided by operating activities is primarily attributable to the net effect of (i) a decrease in cash provided of $387.9 million due to lower dividend distributions received from the VMO2 JV and the VodafoneZiggo JV, (ii) a decrease in cash provided by our Adjusted EBITDA and related working capital items, (iii) an increase in cash provided due to higher net cash receipts related to derivative instruments, (iv) a decrease in cash provided due to higher payments of interest, (v) an increase in cash provided due to higher receipts of interest and (vi) an increase due to FX. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The change in net cash provided (used) by investing activities is primarily attributable to the net effect of (i) a decrease in cash of $1,563.0 million in connection with the sale of UPC Poland during the first nine months of 2022, (ii) a decrease in cash of $905.8 million associated with higher net cash paid for investments, primarily related to the net effect of our investment in Vodafone and our investments held under SMAs, (iii) a decrease in cash of $779.9 million in connection with the Telenet Tower Sale during the first nine months of 2022, (iv) an increase in cash of $548.3 million due to higher dividend distributions received from the VMO2 JV and (v) a decrease in cash of $113.8 million associated with higher net cash paid for acquisitions.

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

	Nine months ended September 30,
	2023	2022
	in millions

Property and equipment additions	$1,107.7	$1,089.6
Assets acquired under capital-related vendor financing arrangements	(129.9)	(142.9)
Assets acquired under finance leases	(20.8)	(25.8)
Changes in current liabilities related to capital expenditures	59.2	8.4
Capital expenditures, net	$1,016.2	$929.3

The increase in our property and equipment additions during the nine months ended September 30, 2023, as compared to the corresponding period in 2022, is primarily due to the net effect of (i) an increase due to FX and (ii) a decrease in local currency expenditures of our subsidiaries due to the net effect of (a) a decrease in expenditures to support new customer products and operational efficiency initiatives, (b) an increase in new build and upgrade projects, (c) an increase in expenditures for the purchase and installation of CPE and (d) a decrease in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems.

Financing Activities. The decrease in net cash used by financing activities is primarily attributable to the net effect of (i) a decrease in cash used of $3,068.2 million due to higher net borrowings of debt, including borrowings related to the Vodafone Collar Loan and borrowings under LGBH Facility B in connection with the Telenet Takeover Bid, (ii) an increase in cash used of $878.7 million due to the acquisition of shares in connection with the Telenet Takeover Bid and (iii) a decrease in cash used of $440.7 million due to lower repurchases of Liberty Global ordinary shares.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by the operating activities of our continuing operations, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our condensed consolidated statements of cash flows with each item excluding any cash provided or used by our discontinued operations. Net cash provided by operating activities of our continuing operations includes cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions of $23.8 million and $32.0 million during the nine months ended September 30, 2023 and 2022, respectively.

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

The following table provides the details of our adjusted free cash flow:

	Nine months ended September 30,
	2023	2022
	in millions

Net cash provided by operating activities of our continuing operations	$1,326.7	$1,903.5
Operating-related vendor financing additions (a)	444.5	397.1
Cash capital expenditures, net	(1,016.2)	(929.3)
Principal payments on operating-related vendor financing	(470.9)	(525.9)
Principal payments on capital-related vendor financing	(210.8)	(120.0)
Principal payments on finance leases	(25.3)	(46.5)
Adjusted free cash flow	$48.0	$678.9
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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to September 30, 2023.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2023.

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At September 30, 2023, $1,221.0 million or 70.1% and $489.0 million or 28.1% of our consolidated cash balance was denominated in euros and U.S. dollars, respectively. At September 30, 2023, the balance of our consolidated investments held under SMAs was denominated entirely in U.S. dollars.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	September 30, 2023	December 31, 2022

Spot rates:
Euro	0.9454	0.9337
Swiss franc	0.9146	0.9219
British pound sterling	0.8193	0.8265
Polish zloty	4.3689	4.3686

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Average rates:
Euro	0.9192	0.9935	0.9232	0.9412
Swiss franc	0.8835	0.9669	0.9025	0.9518
British pound sterling	0.7900	0.8508	0.8039	0.7974
Polish zloty	4.1389	4.7124	4.2337	4.3972

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

In July 2017, the U.K. Financial Conduct Authority (the FCA), the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA announced that all LIBOR settings will either cease to be published or be deemed no longer representative, either (i) immediately after December 31, 2021, in the case of the one-week and two-month USD rates and (ii) immediately after June 30, 2023, in the case of the remaining USD rates. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified Term SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for LIBOR. Accordingly, Term SOFR, as administered by CME Group Benchmark Administration Limited (or any other person which takes over the administration of that rate), is now referenced for the calculation of interest for U.S. dollar-denominated loans under the credit agreements currently held by our borrowing groups. The European Money Markets Institute (the authority that administers EURIBOR) reformed the methodology for EURIBOR and EURIBOR has been granted regulatory approval to continue to be used.

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

Weighted Average Variable Interest Rate. At September 30, 2023, the outstanding principal amount of our variable-rate indebtedness aggregated $11.3 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 6.7%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $56.5 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2023:

(i)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €417 million ($441 million);

(ii)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €245 million ($260 million); and

(iii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €92 million ($98 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2023:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €292 million ($309 million); and

(ii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €64 million ($67 million).

Vodafone Collar

Holding all other factors constant, at September 30, 2023, (i) an instantaneous increase of 10% in the per share market price of Vodafone’s ordinary shares would have decreased the fair value of the Vodafone Collar by approximately €82 million ($86 million) and (ii) an instantaneous decrease of 10% in the per market share price of Vodafone’s ordinary shares would have increased the fair value of the Vodafone Collar by approximately €81 million ($86 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of September 30, 2023. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2023
		2024	2025	2026	2027	2028	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(147.5)	$(180.5)	$(381.5)	$(307.3)	$(294.9)	$(238.5)	$(90.1)	$(1,640.3)
Principal-related (b)	—	—	63.0	64.2	—	(127.7)	96.7	96.2
Other (c)	(0.2)	(1.3)	33.3	106.2	—	—	—	138.0
Total	$(147.7)	$(181.8)	$(285.2)	$(136.9)	$(294.9)	$(366.2)	$6.6	$(1,406.1)
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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2023. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of September 30, 2023 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2023 through July 31, 2023:
Class A	—	$—	—	(b)
Class C	9,120,000	$19.31	9,120,000	(b)
August 1, 2023 through August 31, 2023:
Class A	—	$—	—	(b)
Class C	9,672,284	$19.50	9,672,284	(b)
September 1, 2023 through September 30, 2023:
Class A	—	$—	—	(b)
Class C	8,220,425	$19.32	8,220,425	(b)
Total — July 1, 2023 through September 30, 2023:
Class A	—	$—	—	(b)
Class C	27,012,709	$19.38	27,012,709	(b)
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)As of September 30, 2023, we repurchased 13% of our total number of outstanding shares as of December 31, 2022. Our original share buyback plan for 2023 authorized the repurchase of 10% of our outstanding shares as of December 31, 2022, and this was increased to a minimum of 15% in July 2023. As of October 30, 2023, we repurchased shares for an aggregate purchase price of $1,315.4 million, representing 15% of our outstanding shares as of December 31, 2022. We are now targeting a further repurchase of shares through the end of January 2024 in the amount of approximately $300.0 million. For additional information, see note 12 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 5.OTHER INFORMATION

During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LIBERTY GLOBAL PLC

Dated:	October 31, 2023	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	October 31, 2023	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer