Form 10-K/A
period 2023-12-31
Liberty Global Ltd.
filed 2024-03-26
CIK 1570585

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

EXPLANATORY NOTE

On February 15, 2024, Liberty Global Ltd. (the Registrant) filed with the Securities and Exchange Commission its Annual Report on Form 10-K (the Form 10-K) for the year ended December 31, 2023. The Registrant’s independent registered public accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

The Registrant is filing this Amendment No. 1 on Form 10-K/A (the Form 10-K/A) to include under Item 15 the consolidated financial statements of its equity investees VMED O2 UK Limited and VodafoneZiggo Group Holding B.V., as required by Rule 3-09 of Regulation S-X. Accordingly, the Registrant hereby amends and replaces in its entirety Item 15 of its Form 10-K.

Except as described above, this Form 10-K/A does not update or modify in any way the disclosures provided in the Registrant's Form 10-K, and does not purport to reflect any information or events subsequent to the February 15, 2024 filing thereof.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENTS

The financial statements required under this Item begin on page II-42 of this Annual Report on Form 10-K.

(a) (2)    FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

Schedule I - Condensed Financial Information of Registrant (Parent Company Information):
Liberty Global Ltd. Condensed Balance Sheet as of December 31, 2023 (Parent Company Only)	IV-9
Liberty Global Ltd. Condensed Statement of Operations for the period from November 23, 2023 to December 31, 2023 (Parent Company Only)	IV-10
Liberty Global Ltd. Condensed Statement of Cash Flows for the period from November 23, 2023 to December 31, 2023 (Parent Company Only)	IV-11
Liberty Global plc Condensed Balance Sheet as of December 31, 2022 (Parent Company Only)	IV-12
Liberty Global plc Condensed Statements of Operations for the period from January 1, 2023 to November 22, 2023 and the years ended December 31, 2022 and 2021 (Parent Company Only)	IV-13
Liberty Global plc Condensed Statements of Cash Flows for the period from January 1, 2023 to November 22, 2023 and the years ended December 31, 2022 and 2021 (Parent Company Only)	IV-14
Schedule II - Valuation and Qualifying Accounts	IV-15
Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons:
VMED O2 UK Limited:
Independent Auditors’ Report	IV-16
Consolidated Balance Sheets as of December 31, 2023 and 2022	IV-18
Consolidated Statements of Operations for the year ended 31 December 2023, 31 December 2022 and period from 1 June 2021 to 31 December 2021	IV-19
Consolidated Statements of Comprehensive Loss for the year ended 31 December 2023, 31 December 2022 and period from 1 June 2021 to 31 December 2021	IV-20
Consolidated Statements of Owners’ Equity for the year ended 31 December 2023, 31 December 2022 and period from 1 June 2021 to 31 December 2021	IV-21
Consolidated Statements of Cash Flows for the year ended 31 December 2023, 31 December 2022 and period from 1 June 2021 to 31 December 2021	IV-22
Notes to Consolidated Financial Statements	IV-24
VodafoneZiggo Group Holding B.V.:
Independent Auditors’ Report	IV-70
Consolidated Balance Sheets as of December 31, 2023 (unaudited) and 2022	IV-72
Consolidated Statements of Operations for the years ended December 31, 2023 (unaudited), 2022 and 2021 (unaudited)	IV-74
Consolidated Statements of Owners’ Equity for the years ended December 31, 2023 (unaudited), 2022 and 2021 (unaudited)	IV-75
Consolidated Statements of Cash Flows for the years ended December 31, 2023 (unaudited), 2022 and 2021 (unaudited)	IV-76
Notes to Consolidated Financial Statements	IV-78

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
_______________

*    Filed with the Registrant’s Form 10-K dated February 15, 2024
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

LIBERTY GLOBAL LTD.

Dated:	March 26, 2024	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE	Chairman of the Board	March 26, 2024
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	March 26, 2024
Michael T. Fries

/s/ ANDREW J. COLE	Director	March 26, 2024
Andrew J. Cole

/s/ MIRANDA CURTIS	Director	March 26, 2024
Miranda Curtis

/s/ MARISA D. DREW	Director	March 26, 2024
Marisa D. Drew

/s/ PAUL A. GOULD	Director	March 26, 2024
Paul A. Gould

/s/ RICHARD R. GREEN	Director	March 26, 2024
Richard R. Green

/s/ LARRY E. ROMRELL	Director	March 26, 2024
Larry E. Romrell

/s/ DANIEL E. SANCHEZ	Director	March 26, 2024
Daniel E. Sanchez

/s/ J. DAVID WARGO	Director	March 26, 2024
J. David Wargo

/s/ ANTHONY G. WERNER	Director	March 26, 2024
Anthony G. Werner

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Chief Financial Officer	March 26, 2024
Charles H.R. Bracken

/s/ JASON WALDRON	Senior Vice President and Chief Accounting Officer	March 26, 2024
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

Independent Auditors’ Report

The Board of Directors
VMED O2 UK Limited:

Opinion
We have audited the consolidated financial statements of VMED O2 UK Limited and its subsidiaries (the Company), which comprise the consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, owners’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the seven-month period ended December 31, 2021, and the related notes to the consolidated financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, and the seven-month period ended December 31, 2021, in accordance with U.S. generally accepted accounting principles.

Basis for Opinion
We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditors' Responsibilities for the Audit of the Consolidated Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

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

Auditors' Responsibilities for the Audit of the Consolidated Financial Statements
Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditors' report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.

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

/s/ KPMG LLP
London, UK
March 26, 2024

VMED O2 UK LIMITED
CONSOLIDATED BALANCE SHEETS

	31 December
	2023	2022
	in millions

ASSETS
Current assets:
Cash and cash equivalents	£849.9	£478.2
Trade receivables, net[a] (note 15)	987.6	1,029.5
Related-party receivables (note 15)	190.7	4.5
Derivative instruments (notes 6 and 7)	420.6	362.7
Prepaid expenses	273.4	248.5
Other current assets[a] (notes 5, 6, 7, 12 and 15)	1,381.6	1,229.1
Total current assets	4,103.8	3,352.5
Property, plant and equipment, net (notes 8 and 11)	8,520.5	8,573.1
Goodwill (note 8)	15,396.8	17,740.8
Intangible assets subject to amortization, net (note 8)	6,697.2	7,647.0
Other assets, net (notes 5, 6, 7, 9, 11, 12, 15 and 16)	2,921.1	3,856.3
Total assets	£37,639.4	£41,169.7

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable (note 15)	£993.4	£919.4
Contract liabilities (notes 5 and 15)	467.1	538.3
Current portion of debt and finance lease obligations (notes 10 and 11)	3,459.3	3,125.7
Other accrued and current liabilities (notes 5, 6, 7, 11 and 15)	2,496.7	2,517.8
Total current liabilities	7,416.5	7,101.2
Long-term debt and finance lease obligations (notes 10 and 11)	17,629.2	16,730.9
Other long-term liabilities (notes 5, 6, 7, 11, 12, 15 and 16)	1,234.6	1,152.1
Total liabilities	26,280.3	24,984.2
Commitments and contingencies (notes 6, 7, 10, 11, 12, 16 and 18)
Owners’ equity:
Additional paid-in capital	16,917.4	18,901.9
Accumulated deficit	(5,349.6)	(2,585.2)
Accumulated other comprehensive loss	(208.7)	(131.2)
Total owners’ equity	11,359.1	16,185.5
Total liabilities and owners’ equity	£37,639.4	£41,169.7

(a) Trade receivables, net, and Other current assets as of 31 December 2022 have been revised due to an immaterial correction of an error. See further details in note 5.

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended 31 December		Period from 1 June to 31 December
	2023	2022	2021
	in millions

Revenue (notes 5, 15 and 19)	£10,912.7	£10,391.9	£6,226.1
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 15)	3,734.6	3,425.9	2,217.7
Other operating[a] (notes 11 and 15)	1,654.6	1,762.8	1,113.2
Selling, general and administrative[a] (SG&A) (notes 11, 14 and 15)	1,905.6	1,537.6	955.8
Depreciation and amortization (note 8)	2,969.3	3,320.7	1,863.7
Impairment, restructuring and other operating items, net	2,477.2	3,120.9	42.8
	12,741.3	13,167.9	6,193.2
Operating (loss) income	(1,828.6)	(2,776.0)	32.9
Non-operating income (expense):
Interest expense (note 15)	(1,210.0)	(821.4)	(415.4)
Interest income (note 15)	48.0	20.8	9.4
Realized and unrealized (losses) gains on derivative instruments, net (notes 6 and 7)	(804.0)	2,188.2	417.1
Foreign currency transaction gains (losses), net	589.2	(1,104.4)	(313.2)
Gains (losses) on debt extinguishment, net	9.7	—	(0.3)
Share of results of affiliates, net (note 9)	72.8	35.9	7.4
Other income, net	22.9	21.8	5.2
Gains on changes in ownership (note 9)	102.2	—	—
	(1,169.2)	340.9	(289.8)
Loss before income taxes	(2,997.8)	(2,435.1)	(256.9)
Income tax benefit (expense) (note 12)	233.4	(23.6)	130.4
Net loss	£(2,764.4)	£(2,458.7)	£(126.5)

(a) SG&A expenses and Other operating expenses for the year ended 31 December 2022 and the period from 1 June to 31 December 2021 have been revised due to an immaterial correction of an error. See further details in note 15.

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended 31 December		Period from 1 June to 31 December
	2023	2022	2021
	in millions

Net loss	£(2,764.4)	£(2,458.7)	£(126.5)
Other comprehensive (loss) earnings, net of taxes (note 17):
Pension-related adjustments (note 16)	(61.1)	(195.3)	20.3
Foreign currency translation adjustments	(16.4)	30.5	13.3
Other comprehensive (loss) earnings	(77.5)	(164.8)	33.6
Comprehensive loss	£(2,841.9)	£(2,623.5)	£(92.9)

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY

	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total owners’ equity
	in millions

Balance at 1 January 2023	£18,901.9	£(2,585.2)	£(131.2)	£16,185.5
Net loss	—	(2,764.4)	—	(2,764.4)
Other comprehensive loss, net of taxes (notes 16 and 17)	—	—	(77.5)	(77.5)
Share-based compensation (note 14)	15.5	—	—	15.5
Dividends paid (note 13)	(2,000.0)	—	—	(2,000.0)
Balance at 31 December 2023	£16,917.4	£(5,349.6)	£(208.7)	£11,359.1

	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total owners’ equity
	in millions

Balance at 1 January 2022	£20,476.3	£(126.5)	£33.6	£20,383.4
Net loss	—	(2,458.7)	—	(2,458.7)
Other comprehensive loss, net of taxes (notes 16 and 17)	—	—	(164.8)	(164.8)
Share-based compensation (note 14)	25.6	—	—	25.6
Dividends paid (note 13)	(1,600.0)	—	—	(1,600.0)
Balance at 31 December 2022	£18,901.9	£(2,585.2)	£(131.2)	£16,185.5

	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total owners’ equity
	in millions

Balance at 1 June 2021	£20,773.8	£—	£—	£20,773.8
Net loss	—	(126.5)	—	(126.5)
Other comprehensive earnings, net of taxes (notes 16 and 17)	—	—	33.6	33.6
Share-based compensation (note 14)	23.4	—	—	23.4
Dividends paid (note 13)	(322.0)	—	—	(322.0)
Other, net	1.1	—	—	1.1
Balance at 31 December 2021	£20,476.3	£(126.5)	£33.6	£20,383.4

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended 31 December		Period from 1 June to 31 December
	2023	2022	2021
	in millions

Cash flows from operating activities:
Net loss	£(2,764.4)	£(2,458.7)	£(126.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	24.9	43.6	23.4
Depreciation and amortization	2,969.3	3,320.7	1,863.7
Impairment, restructuring and other operating items, net	2,477.2	3,120.9	42.8
Amortization of deferred financing costs and non-cash interest	(4.0)	(9.6)	(5.8)
Realized and unrealized losses (gains) on derivative instruments, net	804.0	(2,188.2)	(417.1)
Foreign currency transaction (gains) losses, net	(589.2)	1,104.4	313.2
(Gains) losses on debt extinguishment, net	(9.7)	—	0.3
Gain due to changes in ownership	(102.2)	—	—
Share of results of affiliates, net	(72.8)	(35.9)	(7.4)
Deferred tax (benefit) expense	(232.9)	66.9	(78.5)
Changes in operating assets and liabilities	(153.8)	(186.5)	(27.8)
Net cash provided by operating activities	2,346.4	2,777.6	1,580.3

Cash flows from investing activities:
Capital expenditures, net	(923.2)	(1,290.8)	(478.2)
Cash received from sale of investments	359.5	—	—
Dividends received from affiliates	30.0	15.0	—
Repayments from affiliates	—	187.5	—
Other investing activities, net	(13.8)	45.3	26.7
Net cash used by investing activities	£(547.5)	£(1,043.0)	£(451.5)

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended 31 December		Period from 1 June to 31 December
	2023	2022	2021
	in millions

Cash flows from financing activities:
Repayments and repurchases of debt and finance lease obligations:
Principal payments on operating-related vendor financing	£(2,395.3)	£(2,247.3)	(1,241.3)
Debt (excluding vendor financing)	(1,996.2)	(869.0)	(2,155.4)
Principal payments on capital-related vendor financing	(1,353.6)	(860.6)	(715.6)
Principal payments on finance leases	(12.6)	(14.4)	(4.3)
Borrowings of debt	3,318.5	1,322.6	2,655.0
Operating-related vendor financing additions	3,046.9	2,315.3	882.6
Dividends paid	(2,000.0)	(1,600.0)	(322.0)
Payment of financing costs and debt premiums	(15.3)	(11.6)	(27.6)
Net cash (paid) received related to derivative instruments	(9.1)	381.2	26.9
Other financing activities, net	(0.8)	(0.3)	(7.2)
Net cash used by financing activities	(1,417.5)	(1,584.1)	(908.9)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7.8)	3.4	(1.5)
Net increase in cash and cash equivalents and restricted cash	373.6	153.9	218.4
Cash and cash equivalents and restricted cash:
Beginning of year	519.7	365.8	147.4
End of year	£893.3	£519.7	£365.8

Cash paid for interest	£1,181.1	£812.4	£360.3
Net cash paid for income taxes	£2.1	£2.8	£6.9

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	£849.9	£478.2	£324.7
Restricted cash included in other current assets and other assets, net	43.4	41.5	41.1
Total cash and cash equivalents and restricted cash	£893.3	£519.7	£365.8

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements
31 December 2023

(1)    Basis of Presentation

VMED O2 UK Limited (VMED O2) is an integrated communications provider of mobile, broadband internet, video and fixed-line telephony services to residential customers and businesses in the United Kingdom (U.K.). In these notes, the terms “we,” “our,” “our Company” and “us” may refer, as the context requires, to VMED O2 or collectively to VMED O2 and its subsidiaries. As of 31 December 2023, the primary subsidiaries of VMED O2 include (i) Virgin Media Inc. and its subsidiaries (collectively, Virgin Media) and (ii) O2 Holdings Limited and its subsidiaries (collectively, O2).

VMED O2, which was formed on 1 June 2021 (the JV Transaction), is a 50:50 joint venture between Liberty Global Holdings Limited (formerly Liberty Global plc), now a wholly-owned subsidiary of Liberty Global Ltd. (Liberty Global) and Telefónica, SA (Telefónica) (the Joint Venture). In these consolidated financial statements, Liberty Global and Telefónica are each referred to as a “Shareholder”. Prior to the completion of the JV Transaction, (i) Virgin Media was a wholly-owned subsidiary of Liberty Global that provided fixed and mobile communications services in the U.K. and (ii) O2 was a wholly-owned subsidiary of Telefónica that provided mobile communications services in the U.K. For additional information on the formation of the Joint Venture, see note 2.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Unless otherwise indicated, convenience translations into pound sterling are calculated as of 31 December 2023.

These consolidated financial statements reflect our consideration of the accounting and disclosure implications of subsequent events through 26 March 2024, the date of issuance.

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

(3)    Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

ASU 2022-04

In September 2022, the FASB issued Accounting Standards Update (ASU) No. 2022-04, Liabilities—Supplier Finance Programs (ASU 2022-04), which requires additional disclosures for buyers participating in supplier financing programs, which we refer to as vendor financing, including (i) the key terms of the arrangement, (ii) the confirmed amount outstanding at the end of the period, (iii) the balance sheet presentation of related amounts and (iv) a reconciliation of the balances from period to period. We adopted ASU 2022-04 on 1 January 2023, and such adoption did not have a significant impact on our consolidated financial statements. For additional information regarding our vendor financing obligations, see note 10.

ASU 2021-08

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. We adopted ASU 2021-08 on 1 January 2023. The main impact of the adoption of ASU 2021-08 is the recognition of contract assets and contract liabilities in future business combinations at amounts generally consistent with the carrying value of such assets and liabilities of the acquiree immediately before the acquisition date.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
ASU 2020-04

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides, for a limited time, optional expedients and exceptions for certain contract modifications that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. In December 2022, the FASB deferred the expiration date of ASU 2020-04 from 31 December 2022 to 31 December 2024. In accordance with the optional expedients in ASU 2020-04, we have modified all applicable debt agreements to replace LIBOR with another reference rate and applied the practical expedient to account for the modification as a continuation of the existing contract. The use of optional expedients in ASU 2020-04 has not had a significant impact on our consolidated financial statements to date. For additional information regarding our debt, see note 10.

Recent Accounting Pronouncements

ASU 2023-09

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency of income tax matters within financial statements, providing stakeholders with a clearer understanding of tax positions and their associated risks and uncertainties. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. There is a further requirement that public business entities will need to disclose a tabular reconciliation, using both percentages and reporting currency amounts. ASU 2023-09 is effective for fiscal years beginning after 15 December 2024. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements and disclosures.

ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07), which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures regarding significant segment expenses. ASU 2023-07 requires public companies to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 also requires a public entity to disclose, on an annual and interim basis for each reportable segment, an amount for other segment items and a description of its composition. ASU 2023-07 is effective for fiscal years beginning after 15 December 2023 and is required to be applied on a retrospective basis. We are currently evaluating the impact of ASU 2023-07 on our consolidated financial statements and disclosures.

ASU 2023-05

In August 2023, the FASB issued ASU No. 2023-05, Business Combinations — Joint Venture Formations: Recognition and Initial Measurement (ASU 2023-05), which outlines updates to the formation of entities that meet the definition of a joint venture as defined by the FASB. ASU 2023-05 requires a joint venture to measure its assets and liabilities at fair value upon formation. ASU 2023-05 is effective prospectively for joint venture formations with a formation date on or after 1 January 2025. We do not expect ASU 2023-05 to have a significant impact on our consolidated financial statements.

(4)    Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for doubtful accounts, certain components of revenue, programming and copyright costs, deferred tax assets and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, share-based compensation and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023

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

Restricted cash consists of cash held in restricted accounts, including cash held in escrow related to our National Transcommunications Limited Pension Plan (NTL) plans. Restricted cash amounts that are required to be used to purchase long-term assets or repay long-term debt are classified as long-term assets. All other cash that is restricted to a specific use is classified as current or long-term based on the expected timing of the disbursement.

Our significant non-cash investing and financing activities are disclosed in our consolidated statements of owners' equity and in notes 6, 8, 10, 11 and 15.

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

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. The allowance for doubtful accounts was £46.8 million and £102.0 million at 31 December 2023 and 2022, respectively. The allowance for doubtful accounts is based upon our current estimate of lifetime expected credit losses related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
conditions and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of residential and business customers. We also manage this risk by disconnecting services to customers whose accounts are delinquent.

Investments

We make elections, on an investment-by-investment basis, as to whether we measure our investments at fair value. Such elections are generally irrevocable. With the exception of those investments over which we exercise significant influence, we would generally elect the fair value method. For those investments over which we exercise significant influence, we generally elect the equity method. All VMED O2 investments held at 31 December 2023 and 2022 are investments that we exercise significant influence over and as such, have been accounted for as equity method investments.

Under the equity method, investments are recorded at cost and are subsequently increased or reduced to reflect our share of net earnings or losses. All costs directly associated with the acquisition of an investment to be accounted for using the equity method are included in the carrying amount of the investment. A gain or loss is recognized for the difference between the selling price and the carrying amount of an equity method investment upon disposition.

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
31 December 2023
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

As of 31 December 2023 and 2022, the recorded value of our asset retirement obligations was £64.2 million and £66.6 million, respectively.

Intangible Assets

Our primary intangible assets relate to goodwill, customer relationships, mobile spectrum licenses and software licenses. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Customer relationships are initially recorded at their fair value in connection with business combinations.

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
31 December 2023
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

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities, and for operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. Recognized tax positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. Deferred tax assets are reduced by a valuation allowance to the amount that is more-likely-than-not to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized if the indefinite reinvestment criterion is met. In order to be considered indefinitely reinvested, sufficient evidence must indicate that the foreign subsidiary has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free manner. United States (U.S.) tax law has a requirement, known as global intangible low-taxed income (GILTI), that certain income earned by foreign subsidiaries must be included in the gross income of their U.S. shareholder. We have elected to treat the tax effect of GILTI as a current-period expense when incurred. Interest and penalties related to income taxes are included in income tax benefit or expense in our consolidated statements of operations.

For additional information regarding our income taxes, see note 12.

Employee Benefits - Retirement Benefit Obligations

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023

We operate both defined benefit and defined contribution plans. A defined benefit plan is a pension plan that sets the amount of pension benefit an employee will receive upon retirement, usually dependent on one or more factors such as age, years of service and compensation. A defined contribution plan is a pension plan under which VMED O2 makes contributions on behalf of employees to their individual pension accounts which are held by a third-party trustee. The ultimate benefit the employee will receive upon retirement is dependent on the contributions made during the employee’s service period as well as the performance of the investments in each employee’s individual account. After an employee’s service period has ended, VMED O2 has no further obligation to contribute to a defined contribution plan. Only our defined contributions schemes remain open to new participants.

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

Actuarial gains and losses are measured annually as of 31 December, or upon a remeasurement event, and are recognized within other comprehensive income or loss. The net actuarial gain or loss recorded in other comprehensive income or loss is subject to the "corridor" rule. The corridor is calculated as 10% of the greater of the projected benefit obligation or the fair value of the plan assets. The amount of the net actuarial gain or loss in excess of the corridor is amortized on a straight-line basis to the income statement over the average remaining service period of plan participants. During the period this "corridor" threshold has not been reached; therefore, no portion of the net actuarial gain in other comprehensive income or loss has been released to the income statement. We also recognize any prior service costs and credits that from changes in the plan benefits during the period as a component of other comprehensive income, net of applicable income tax. Prior service costs and credits are amortized over the average remaining service period of the employees expected to receive benefits.

Foreign Currency Translation and Transactions

The reporting currency of our Company is the pound sterling. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. With the exception of certain material transactions, the amounts reported in our consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings or loss in our consolidated statements of owners' equity. With the exception of certain material transactions, the cash flows from our operations in foreign countries are translated at the average rate for the applicable period in our consolidated statements of cash flows. The impacts of material transactions generally are recorded at the applicable spot rates in our consolidated statements of operations and cash flows. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our consolidated statements of cash flows.

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

Revenue Recognition

Subscription Revenue — Fixed-line Networks. We recognize revenue from the provision of broadband internet, video and fixed-line telephony services over our fixed-line network to customers in the period the related services are provided, with the exception of revenue recognized pursuant to certain contracts that contain promotional discounts, as described below.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
Installation fees related to services provided over our fixed-line network are generally deferred and recognized as revenue over the contractual period, or longer if the upfront fee results in a material renewal right.

Sale of Multiple Products and Services. We sell broadband internet, video, fixed-line telephony and mobile services to our customers in bundled packages at a lower rate and/or with additional benefits than if the customer purchased each product on a standalone basis. Revenue from bundled packages is allocated proportionally to the individual products or services based on the relative standalone selling price for each respective product or service.

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

B2B Revenue — business-to-business (B2B) contracts are comprised of multiple elements, bespoke to the customer. In line with our recognition of revenue for consumer services, where multiple products and services are sold in a B2B environment, we allocate revenue proportionally to each performance obligation within the contract based on the relative standalone selling price, recognising revenue as each performance obligation is satisfied. For hardware sales, this is on transfer of the asset, for connectivity services over the contract period as the service is used by the customer. We defer upfront installation and certain non-recurring fees received on B2B contracts where we maintain ownership of the installed equipment. The deferred fees are amortised into revenue on a straight line basis, generally over the longer of the term of the arrangement or the expected period of performance. From time to time, we also enter into agreements with certain B2B customers pursuant to which they are provided the right to use certain elements of our network. If these agreements are determined to contain a lease that meets the criteria to be considered a finance lease, we recognise revenue from the lease component when control of the network element is transferred to the customer.

Other Revenue. Other revenue, excluding construction revenues discussed separately below, consists of ancillary sales linked to the principal activity of the business discussed above e.g. insurance sales, mobile and accessories, and the Smart Meter Implementation Programme (SMIP). This revenue is recognised on the provision of both goods and services, with revenue recognition on delivery of each separate performance obligation.

Construction Revenue. We recognize revenue from the provision of construction services with the respective service providers. For construction partner services, revenue for construction partner costs and materials are recognized on a gross basis as the performance obligations are completed. At the point in time when ownership and control is transferred to the service provider, revenue for metro connectivity projects is recognized on a gross basis over the period of construction activity. For construction management services, revenue is recognized gross over the period in which construction management services are performed.

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
31 December 2023
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

For additional information regarding our revenue recognition and related costs, see note 5. For a disaggregation of our revenue by major category, see note 19.

Share-based Compensation

We recognize all share-based and long-term incentive payments from Liberty Global and Telefónica to our employees, including grants of employee share-based incentive awards, based on their grant-date fair values and our estimates of forfeitures. We recognize share-based compensation expense as a charge to operations over the vesting period based on the grant-date fair value of outstanding awards, which may differ from the fair value of such awards on any given date. Where borne by our Company, payroll taxes incurred in connection with the vesting or exercise of share-based incentive awards are recorded as a component of share-based compensation expense in our consolidated statements of operations. The fair value of share-based payments is calculated at the grant date using an adjusted statistical model. We consider historical trends in our calculation of the expected life of options, where applicable. We use the straight-line method to recognize share-based compensation expense for outstanding share awards to our employees that do not contain a performance condition and the accelerated expense attribution method for our outstanding share awards that contain a performance condition and vest on a graded basis.

For additional information regarding our share-based compensation, see note 14.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
(5)    Revenue Recognition and Related Costs

Contract Balances

There has been a revision due to an immaterial correction of an error, £331.0 million has been reclassified from Trade receivables, net to other current assets as at 31 December 2022.

Our contract assets were £722.6 million and £720.2 million as of 31 December 2023 and 2022, respectively, after taking into account the reclassifications noted above. The current and non-current portions of our contract assets are included within other current assets and other assets, net, respectively, on our consolidated balance sheets.

Our contract liabilities were £583.9 million and £677.7 million as of 31 December 2023 and 2022, respectively. The current and non-current portions of our contract liabilities are included within other accrued and current liabilities and other long-term liabilities, respectively, on our consolidated balance sheets.

During 2023, 2022 and the period from 1 June 2021 to 31 December 2021, we recognized revenue that was included in our contract liability balances of £518.4 million, £545.2 million and £249.6 million, respectively.

Contract Costs

Our aggregate assets associated with incremental costs to obtain our contracts were £153.5 million and £143.8 million at 31 December 2023 and 2022, respectively. The current and non-current portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our consolidated balance sheets. We amortized £156.1 million, £102.0 million and £61.2 million during 2023, 2022 and the period from 1 June 2021 to 31 December 2021, respectively, to operating costs and expenses associated with our assets.

Unsatisfied Performance Obligations

Revenue from customers who are subject to contracts is generally recognized over the term of such contracts, which is typically one to two years for our mobile and fixed service contracts, one to five years for our B2B service contracts and one to six years for other contracts.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	31 December 2023			31 December 2022
	Current	Long-term	Total	Current	Long-term	Total
	in millions
Assets (a):
Cross-currency and interest rate derivative contracts (b)	£420.1	£825.3	£1,245.4	£358.2	£1,700.3	£2,058.5
Foreign currency forward and option contracts	0.5	—	0.5	4.5	—	4.5
Total	£420.6	£825.3	£1,245.9	£362.7	£1,700.3	£2,063.0
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	£367.2	£544.0	£911.2	£267.9	£421.9	£689.8
Foreign currency forward and option contracts	0.4	—	0.4	1.1	—	1.1
Total	£367.6	£544.0	£911.6	£269.0	£421.9	£690.9

(a)Our current derivative assets, long-term derivative assets, current derivative liabilities and long-term derivative liabilities are included in other current assets, other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, on our consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ non-performance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of £44.7 million, (£112.9 million) and (£85.8 million) during 2023, 2022 and the period from 1 June 2021 to 31 December 2021, respectively. These amounts are included in realized and unrealized (losses) gains on derivative instruments, net, in our consolidated statements of operations. For additional information regarding our fair value measurements, see note 7.

The details of our realized and unrealized (losses) gains on derivative instruments, net, are as follows:

	Year ended 31 December		Period from 1 June to 31 December
	2023	2022	2021
	in millions

Cross-currency and interest rate derivative contracts	£(796.0)	£2,190.2	£419.4
Foreign currency forward and option contracts	(8.0)	(2.0)	(2.3)
Total	£(804.0)	£2,188.2	£417.1

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Year ended 31 December		Period from 1 June to 31 December
	2023	2022	2021
	in millions

Operating activities	£242.9	£3.4	£(21.1)
Financing activities	(9.1)	381.2	26.9
Total	£233.8	£384.6	£5.8

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under our derivative instruments. At 31 December 2023 and 2022, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of £567.9 million and £1,456.6 million, respectively.

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

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At 31 December 2023, substantially all of our debt was either directly or synthetically matched to the functional currency of the borrowing entity. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at 31 December 2023:

Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
in millions			in years

$15,472.9	£12,239.6	(a)	3.9
€3,800.0	£3,403.7		5.5
£1,005.5	$1,445.0	(b)	1.1
$500.0	£394.2		1.5
$166.6	€150.0		4.5

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to 31 December 2023. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)These derivative instruments do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts.

Interest Rate Swap Contracts

The following table sets forth the total pound sterling equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at 31 December 2023:

Pay fixed rate (a)		Receive fixed rate
Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
in millions	in years	in millions	in years

£10,883.8	3.2	£4,510.2	1.3

(a)Includes forward-starting derivative instruments.

Interest Rate Swap Options

From time to time, we enter into interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future. Such contracts typically have a life of no more than three years. At the transaction date, the strike rate of each of these contracts was above the corresponding market rate. As of 31 December 2023, the option expiration period on each of our swaptions had expired.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At 31 December 2023, the total pound sterling equivalent of the notional amount due from the counterparty, including forward-starting derivative instruments, was £5,511.4 million and the related weighted average remaining contractual life of our basis swap contracts was 0.3 years.

Interest Rate Caps and Floors

From time to time, we enter into interest rate cap and floor agreements. Purchased interest rate caps lock in a maximum interest rate if variable rates rise, but also allow our Company to benefit from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At 31 December 2023, the pound sterling equivalent notional amounts of our purchased interest rate caps and floors were £1,330.4 million and £4,443.6 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

Excluding forward-starting instruments and swaptions, the impact of the derivative instruments that mitigate our foreign currency and interest rate risk was a decrease of 95 basis points and 76 basis points to our borrowing costs as of 31 December 2023 and 2022, respectively.

There have been significant changes in the benchmark interest rates used to set floating rates on our debt and derivative instruments. ICE Benchmark Administration (the entity that administers LIBOR) ceased to publish GBP LIBOR rates after 31 December 2021, and it ceased to publish USD LIBOR after 30 June, 2023. EURIBOR has been reformed and has been granted regulatory approval to continue to be used.

On 6 March 2023, the European Money Markets Institute (EMMI) announced proposed enhancements to EURIBOR’s hybrid methodology that will be phased in over six months starting mid-May 2024. Currently, the contribution made by the panel banks follows a three-level waterfall approach including transactions from the observation period, derived or historical transactions or “expert judgment” grounded on transactions from nearby markets. The new methodology will end the use of “expert judgment” to determine the EURIBOR rate and certain historical transactions will be linked to the Euro Short-Term Rate (€STR), bringing the risk profile of EURIBOR closer to that of €STR. While the changes are expected to reduce the risk exposure for panel banks, there is uncertainty regarding the impact on rates and money market spreads from a possible increased fixing volatility.

We have agreed amendments in respect of all of our debt and derivative instruments to replace the ceased rates. For USD, these reference Term SOFR administered by CME Group Benchmark Administration Limited. For GBP, these reference the SONIA.

Foreign Currency Forwards and Options

We enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of 31 December 2023, the total notional amount of our foreign currency forward and option contracts was £160.6 million.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
(7)    Fair Value Measurements

We use the fair value method to account for our derivative instruments. The reported fair values of these instruments as of 31 December 2023 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at 31 December 2023 using:			Fair value measurements at 31 December 2022 using:
Description	31 December 2023	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	31 December 2022	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Cross-currency and interest rate derivative contracts	£1,245.4	£1,245.4	£—	£2,058.5	£2,058.5	£—
Foreign currency forward and option contracts	0.5	0.5	—	4.5	4.5	—
Total assets	£1,245.9	£1,245.9	£—	£2,063.0	£2,063.0	£—

Liabilities:
Cross-currency and interest rate derivative contracts	£911.2	£911.2	£—	£689.8	£689.8	£—
Foreign currency forward and option contracts	0.4	0.4	—	1.1	1.1	—
Total liabilities	£911.6	£911.6	£—	£690.9	£690.9	£—

(8)    Long-lived Assets

Property, Plant and Equipment, Net

The details of our property, plant and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at 31 December 2023	31 December
		2023	2022
		in millions

Plant and machinery	2 to 30 years	£9,341.3	£8,159.2
Computer equipment, tools and other items	3 to 11 years	2,731.4	2,268.4
Plant and equipment in progress	N/A	910.0	1,190.0
Land and buildings	2 to 50 years	458.0	411.0
Total property, plant and equipment, gross		13,440.7	12,028.6
Accumulated depreciation		(4,920.2)	(3,455.5)
Total property, plant and equipment, net		£8,520.5	£8,573.1

Depreciation expense related to our property, plant and equipment was £2,019.5 million, £2,371.2 million and £1,279.8 million during 2023, 2022 and the period from 1 June 2021 to 31 December 2021, respectively.

During 2023, 2022 and the period from 1 June 2021 to 31 December 2021, we recorded non-cash increases to our property, plant and equipment related to vendor financing arrangements of £691.5 million, £759.9 million and £597.7 million, respectively, which excludes related VAT of £132.7 million, £145.6 million and £112.8 million, respectively, that were also financed under these arrangements.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
Goodwill

Our goodwill represents the equity of the Joint Venture contributed businesses in excess of the fair value of our net identifiable assets and liabilities. During the fourth quarters of 2023 and 2022, we recorded goodwill impairments of £2.3 billion and £3.1 billion, respectively, in our GAAP financial statements. The impairments recorded primarily related to (i) a decline in projected cash flows resulting from the effects of the broader macroeconomic environment in the U.K., (ii) increases in the weighted average cost of capital against a backdrop of rising interest rates through the year and (iii) declines in comparable company valuations. We considered a market approach in determining the fair value estimate whereby the key inputs used were (a) current earnings multiples of comparable companies available publicly and (b) a judgmental control premium benchmarked against comparable transactions. The changes in our goodwill for the indicated periods are summarized below (in millions):

1 January 2022	£20,798.8
Impairment	(3,058.0)
31 December 2022	17,740.8
Impairment	(2,344.0)
31 December 2023	£15,396.8

Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization are set forth below:

		31 December 2023
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
		in millions

Customer relationships	8 years	£7,713.0	£(2,213.9)	£5,499.1
Telecoms licenses and other (a)	20 years	1,460.5	(262.4)	1,198.1
Total		£9,173.5	£(2,476.3)	£6,697.2

		31 December 2022
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
		in millions

Customer relationships	9 years	£7,712.9	£(1,356.9)	£6,356.0
Telecoms licenses and other (a)	20 years	1,461.7	(170.7)	1,291.0
Total		£9,174.6	£(1,527.6)	£7,647.0

(a)Primarily related to the mobile spectrum licenses associated with the mobile operations of O2.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
Amortization expense related to intangible assets with finite useful lives was £949.8 million, £949.5 million and £583.9 million during 2023, 2022 and the period from 1 June 2021 to 31 December 2021, respectively. Based on our amortizable intangible asset balances at 31 December 2023, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2024	£930.1
2025	930.1
2026	930.1
2027	930.1
2028	930.1
Thereafter	2,046.7
Total	£6,697.2

(9)    Investments

The following table reconciles the annual movement in investments, including the details of our share of results of affiliates, as follows:

	CTIL (a)	Tesco Mobile (b)	Total
	in millions

1 June 2021	£740.0	£8.8	£748.8
Share of results of affiliates	7.3	0.1	7.4
Dividend	(17.0)	—	(17.0)
31 December 2021	730.3	8.9	739.2
Share of results of affiliates	35.2	0.7	35.9
Dividend	(15.0)	—	(15.0)
31 December 2022 (c)	750.5	9.6	760.1
Share of results of affiliates	71.2	1.6	72.8
Disposal (a)	(257.3)	—	(257.3)
Dividend	(30.0)	—	(30.0)
31 December 2023 (c)	£534.4	£11.2	£545.6

(a)On 15th November, we sold a 16.67% minority stake in Cornerstone Telecommunications Infrastructure Limited (CTIL) to the U.K.-based infrastructure fund GLIL Infrastructure LLP (GLIL), for which we received £359.5 million cash. The sale was structured through a VMED O2 holding company, which owns 50% of the GLIL shares. After the transaction, GLIL owns 33.3% of the VMED O2 holding company and VMED O2 owns the remaining 66.7%. CTIL remains a critical supplier to VMED O2, and this transaction will not impact the existing commercial network sharing agreement between Vodafone and VMED O2, which sees the two companies share radio equipment across certain areas of the country.

(b)Our ownership percentages are determined based on our legal ownership as of the most recent balance sheet date. We own 50% of Tesco Mobile Limited (Tesco Mobile) as of 31 December 2023 and 2022. As part of the Joint Venture transaction on 1 June 2021, we acquired a 50% interest in Tesco Mobile, a Mobile Virtual Network Operator (MVNO), which is accounted for using the equity method in our consolidated financial statements.

(c)The assets associated with our equity-method investments are included within other assets, net, on our consolidated balance sheets.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
(10)    Debt

The pound sterling equivalents of the components of our third-party debt are as follows:

	31 December 2023
	Weighted average interest rate (a)	Unused borrowing capacity (b)	Principal amount
			31 December
			2023	2022
		in millions

VMED O2 Credit Facilities (c)	8.02%	£1,449.3	£8,082.6	£6,921.1
VMED O2 Senior Secured Notes	4.49%	—	7,999.1	8,453.1
VMED O2 Senior Notes	4.53%	—	1,158.3	1,207.2
Vendor financing (d)	5.83%	—	3,496.3	2,981.4
Other	1.10%	—	293.7	199.9
Total debt before deferred financing costs, discounts and premiums (e)	6.02%	£1,449.3	£21,030.0	£19,762.7

The following table provides a reconciliation of total third-party debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	31 December
	2023	2022
	in millions

Total debt before deferred financing costs, discounts and premiums	£21,030.0	£19,762.7
Deferred financing costs, discounts and premiums, net	7.1	40.0
Total carrying amount of debt	21,037.1	19,802.7
Finance lease obligations (note 11)	51.4	53.9
Total debt and finance lease obligations	21,088.5	19,856.6
Current portion of debt and finance lease obligations	(3,459.3)	(3,125.7)
Long-term debt and finance lease obligations	£17,629.2	£16,730.9

(a)Represents the weighted average interest rate in effect at 31 December 2023 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity under the VMED O2 Credit Facilities amounts to £1,449.3 million, comprising (i) £1,432.0 million under the Revolving Facility and (ii) £17.3 million under Term Loan Z. Unused borrowing capacity represents the maximum availability under the VMED O2 Credit Facilities at 31 December 2023 without regard to covenant compliance calculations or other conditions precedent to borrowing. At 31 December 2023, in accordance with the terms of the VMED O2 Credit Facilities, £1,449.3 million of unused borrowing capacity was available to be borrowed and there were no restrictions on our ability to make loans or distributions from this availability to other VMED O2 subsidiaries and ultimately to VMED O2 UK Limited. Upon completion of the relevant 31 December 2023 compliance reporting requirements, in accordance with the terms of the VMED O2 Credit Facilities, we expect £1,449.3 million of unused borrowing capacity will continue to be available, with no restrictions to loan or distribute. Our above expectations do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to 31 December 2023, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within the VMED O2 Credit Facilities.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023

(c)As of 31 December 2023 and 2022, principal amounts include £37.0 million and £41.0 million, respectively, of borrowings pursuant to excess cash facilities under the VMED O2 Credit Facilities. These borrowings are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from certain of our subsidiaries to certain other third parties for amounts that we and our subsidiaries have vendor financed. To the extent the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities under our senior credit facilities.

(d)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property, plant and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g. extension beyond a vendor’s customary payment terms) and as such are classified outside of accounts payable as debt on our consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During the year ended 2023, 2022 and the period from 1 June 2021 to 31 December 2021, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses was £3,046.9 million, £2,315.3 million and £882.6 million, respectively. Repayments of vendor financing obligations are included in repayments and repurchases of third-party debt and finance lease obligations in our consolidated statements of cash flows.

(e)As of 31 December 2023 and 2022, our debt had an estimated fair value of £19.8 billion and £17.8 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

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
31 December 2023
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

SPE Notes. From time to time, we create special purpose financing entities (SPEs). These SPEs are created for the primary purpose of facilitating the offering of senior secured notes, which we collectively refer to as the “SPE Notes”.

The SPEs use the proceeds from the issuance of the SPE Notes to fund term loan facilities under the credit facilities, each a “Funded Facility” and collectively the “Funded Facilities”. Each SPE is dependent on payments from the relevant borrowing entity under the applicable Funded Facility in order to service its payment obligations under each respective SPE Note. The SPEs are consolidated by VMED O2. As a result, the amounts outstanding under the Funded Facilities of the SPEs are eliminated in the consolidated financial statements of VMED O2.

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
31 December 2023
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

•Subject to certain materiality qualifications and other customary and agreed exceptions, our notes contain (i) certain customary incurrence-based covenants and (ii) certain restrictions that, among other things, restrict our ability to (a) incur or guarantee certain financial indebtedness, (b) make certain disposals and acquisitions, (c) create certain security interests over our assets and (d) make certain restricted payments to our direct and/or indirect parent companies through dividends, loans or other distributions;

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

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
VMED O2 Notes

The details of the outstanding notes of VMED O2 as of 31 December 2023 are summarized in the following table:

				Outstanding principal amount
VMED O2 Notes	Maturity	Interest rate	Original issue amount	Borrowing currency	Pound sterling equivalent	Carrying value (a)

			in millions

Senior Notes:
2030 Dollar Senior Notes	15 July 2030	5.00%	$925.0	$925.0	£724.8	£723.9
2030 Euro Senior Notes	15 July 2030	3.75%	€500.0	€500.0	433.5	434.0
Total Senior Notes					1,158.3	1,157.9
Senior Secured Notes:
2027 Sterling Senior Secured Notes	15 April 2027	5.00%	£457.5	£457.5	457.5	468.7
2029 4.0% Sterling Senior Secured Notes (b)	31 January 2029	4.00%	£600.0	£600.0	600.0	597.2
2029 Dollar Senior Secured Notes	15 May 2029	5.50%	$1,425.0	$1,425.0	1,116.5	1,172.1
2029 5.25% Sterling Senior Secured Notes	15 May 2029	5.25%	£340.0	£340.0	340.0	354.1
2030 4.25% Sterling Senior Secured Notes	15 January 2030	4.25%	£635.0	£635.0	635.0	635.8
2030 Dollar Senior Secured Notes	15 August 2030	4.50%	$915.0	$915.0	716.9	718.1
2030 4.125% Sterling Senior Secured Notes	15 August 2030	4.13%	£480.0	£480.0	480.0	479.0
2031 Euro Senior Secured Notes (b)	31 January 2031	3.25%	€950.0	€950.0	823.6	829.7
2031 4.25% Dollar Senior Secured Notes (b)	31 January 2031	4.25%	$1,350.0	$1,350.0	1,057.7	1,037.6
2031 4.75% Dollar Senior Secured Notes (b)(c)	15 July 2031	4.75%	$1,400.0	$1,400.0	1,096.9	1,094.1
2031 Sterling Senior Secured Notes (b)(c)	15 July 2031	4.50%	£675.0	£675.0	675.0	672.1
Total Senior Secured Notes					7,999.1	8,058.5
Total					£9,157.4	£9,216.4

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
31 December 2023

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

VMED O2 may redeem some or all of the VMED O2 Senior Notes and the VMED O2 Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date, as set forth below:

	Redemption Price
	2030 Dollar Senior Notes	2030 Euro Senior Notes	2027 Sterling Senior Secured Notes	2029 4.0% Sterling Senior Secured Notes	2029 Dollar Senior Secured Notes	2029 5.25% Sterling Senior Secured Notes

12-month period commencing	15 July	15 July	15 April	31 January	15 May	15 May
2024	N.A.	N.A.	100.625%	102.000%	102.750%	102.625%
2025	102.500%	101.875%	100.000%	101.000%	101.375%	101.313%
2026	101.250%	100.938%	100.000%	100.000%	100.000%	100.000%
2027	100.625%	100.469%	N.A.	100.000%	100.000%	100.000%
2028	100.000%	100.000%	N.A.	100.000%	100.000%	100.000%

	Redemption Price
	2030 4.25% Sterling Senior Secured Notes	2030 Dollar Senior Secured Notes	2030 4.125% Sterling Senior Secured Notes	2031 Euro Senior Secured Notes	2031 4.250% Dollar Senior Secured Notes	2031 4.750% Dollar Senior Secured Notes	2031 Sterling Senior Secured Notes

12-month period commencing	15 October	15 August	15 August	31 January	31 January	15 July	15 July
2024	102.125%	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
2025	101.063%	102.250%	102.063%	N.A.	N.A.	N.A.	N.A.
2026	100.531%	101.125%	101.031%	101.625%	102.125%	102.375%	102.250%
2027	100.000%	100.563%	100.516%	100.813%	101.063%	101.188%	101.125%
2028	100.000%	100.000%	100.000%	100.406%	100.530%	100.594%	100.563%

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
VMED O2 Credit Facilities

The VMED O2 Credit Facilities are the senior and senior secured credit facilities of certain subsidiaries of VMED O2. The details of our borrowings under the VMED O2 Credit Facilities as of 31 December 2023 are summarized in the following table:

VMO2 Credit Facilities	Maturity	Interest rate	Facility amount (in borrowing currency)	Outstanding principal amount	Unused borrowing capacity	Carrying value (a)

			in millions

Senior Secured Facilities:
L (b)	15 January 2027	SONIA+3.25%	£296.1	£296.1	£—	£294.4
M (b)	15 November 2027	SONIA+3.25%	£258.7	258.7	—	257.0
N (c)	31 January 2028	Term SOFR+2.50%	$3,300.0	2,585.6	—	2,578.7
O (d)	31 January 2029	EURIBOR+2.50%	€750.0	650.2	—	648.0
Q (c)	31 January 2029	Term SOFR+3.25%	$1,300.0	1,018.6	—	1,019.0
R (d)	31 January 2029	EURIBOR+3.25%	€750.0	650.2	—	651.0
S (e)	31 January 2029	4.00%	£600.0	597.2	—	597.2
T (e)	31 January 2031	3.25%	€950.0	829.7	—	829.7
U (e)	31 January 2031	4.25%	$1,350.0	1,037.6	—	1,037.6
V (e)	15 July 2031	4.50%	£675.0	672.1	—	672.1
W (e)	15 July 2031	4.75%	$1,400.0	1,094.1	—	1,094.1
X (b)	30 September 2027	SONIA+3.25%	£1,000.0	1,000.0	—	985.7
Y (c)	31 March 2031	Term SOFR+3.25%	$1,250.0	979.4		965.5
Z (d)	15 October 2031	EURIBOR+3.50%	€720.0	606.8	17.3	597.4
Revolving Facility (f)	30 September 2026	SONIA+2.75%	£108.0	—	108.0	—
Revolving Facility (f)	30 September 2029	SONIA+2.75%	£1,324.0	—	1,324.0	—
Elimination of Facilities S, T, U, V and W in consolidation (g)				(4,230.7)	—	(4,230.7)
Total Senior Secured Facilities				8,045.6	1,449.3	7,996.7
Senior Facilities:
Financing Facility III (g)	15 July 2028	4.875%	£900.0	25.1	—	23.9
Financing Facility IV (g)	15 July 2028	5.000%	$500.0	11.9	—	11.9
Total Senior Facilities				37.0	—	35.8
Total				£8,082.6	£1,449.3	£8,032.5

(a)Amounts are net of deferred financing costs and discounts, where applicable.

(b)Facility L and Facility M are each subject to a SONIA floor of 0.0%.

(c)Facility N, Facility Q and Facility Y are each subject to a Term SOFR floor of 0.0%.

(d)Facility O, Facility R and Facility Z are each subject to a EURIBOR floor of 0.0%.

(e)The amounts outstanding under Facilities S through W are eliminated in our consolidated financial statements.

(f)The Revolving Facility has a fee on unused commitments of 1.1% per year.

(g)Amounts represent borrowings that are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from certain of our subsidiaries to certain other third parties for

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
amounts that we and our subsidiaries have vendor financed. To the extent the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities under our senior credit facilities.

Financing Transactions

Below we provide summary descriptions of certain financing transactions completed during 2023. In general, a portion of our financing transactions may include non-cash borrowings and repayments. During 2023 and 2022, our non-cash borrowings and repayments aggregated nil and £376.0 million, respectively.

In March 2023, we entered into a $750.0 million sustainability-linked term loan facility (Term Loan Y). Term Loan Y matures on 31 March 2031 and bears interest at a rate of Term SOFR plus 3.25% (subject to adjustment based on the achievement or otherwise of certain Environmental, Social and Governance (ESG) metrics). The proceeds were used to repay $220.0 million of the outstanding principal amount under Term Loan X. The remaining proceeds were used for general corporate purposes (including the repayment of the existing debt, specifically the Revolving Facility).

In March 2023, we made a further draw down of £325.0 million of Term Loan X, the proceeds of which were used for general corporate purposes.

In June 2023, we made a final draw down of £325.0 million of Term Loan X, the proceeds of which were used for general corporate purposes.

In August 2023, we introduced certain ESG metrics to £1,269.8 million of the Revolving Facility, which may result in an interest rate adjustment based on the achievement or otherwise of such metrics. In addition, we extended the maturity of the same portion of the Revolving Facility to 30 September 2029 (the 2029 Tranche).

In September 2023, we upsized Term Loan Y by $500.0 million. The proceeds were used for refinancing activities.

In September 2023, we entered into a €700.0 million sustainability-linked term loan facility (Term Loan Z). Term Loan Z matures on 15 October 2031 and bears interest at a rate of EURIBOR plus 3.50% (subject to adjustment based on the achievement or otherwise of certain ESG metrics). The proceeds were used for refinancing activities.

In November 2023, the proceeds of Term Loan Z and the upsizing of Term Loan Y were used to (i) purchase and cancel £217.5 million outstanding principal amount of our existing 2027 Sterling Senior Secured Notes and (ii) purchase and extinguish £103.9 million and £241.3 million of Facility L and M, respectively, under the VMED O2 Credit Facilities.

In December 2023, £280.0 million of the proceeds from Term Loan Z and the upsizing of Term Loan Y were used to repay Term Loan X.

In December 2023, we upsized Term Loan Z by €20.0 million. The proceeds, once drawn, will be used for refinancing activities.

In December 2023, we upsized the Revolving Facility by £54.2 million on the same terms as the existing 2029 Tranche.

In connection with these transactions, we recognized a net gain on debt extinguishment of £9.7 million in 2023 related to a £15.0 million gain arising from discounts on settlements, partially offset by the write-off of £5.3 million of net unamortized deferred financing costs, discounts and premiums.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
Maturities of Debt

The pound sterling equivalents of the maturities of our debt as of 31 December 2023 are presented below (in millions):

Year ending 31 December:
2024	£3,458.6
2025	31.5
2026	313.5
2027	2,025.9
2028	2,595.4
Thereafter	12,605.1
Total debt maturities (a)	21,030.0
Deferred financing costs, discounts and premiums, net	7.1
Total debt	£21,037.1
Current portion	£3,458.6
Long-term portion	£17,578.5
_______________

(a)Includes vendor financing obligations of £3,496.3 million, as set forth below (in millions):

Year ending 31 December:
2024	£3,426.9
2025	31.5
2026	20.8
2027	13.6
2028	3.5
Total vendor financing maturities (1)	£3,496.3
Current portion	£3,426.9
Long-term portion	£69.4

(1) Virgin Media Vendor Financing Notes III Designated Activity Company and Virgin Media Vendor Financing Notes IV Designated Activity Company (together the 2020 VM Financing Companies) have issued an aggregate £1,291.8 million equivalent of notes maturing in July 2028. The net proceeds from these notes are used by the 2020 VM Financing Companies to purchase from various third parties certain vendor financed receivables owed by certain of our subsidiaries. To the extent the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund excess cash facilities under our senior credit facilities. The 2020 VM Financing Companies can request the excess cash facilities be repaid by certain of our subsidiaries as additional vendor financed receivables become available for purchase.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2023	2022
	in millions

Balance at 1 January	£2,981.4	£2,548.6
Operating-related vendor financing additions	3,046.9	2,315.3
Capital-related vendor financing additions	691.5	759.9
Principal payments on operating-related vendor financing	(2,395.3)	(2,247.3)
Principal payments on capital-related vendor financing	(1,353.6)	(860.6)
Foreign currency and other	525.4	465.5
Balance at 31 December	£3,496.3	£2,981.4

(11)    Leases

General

We enter into operating and finance leases for network equipment, real estate and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities are set forth below:

	31 December
	2023	2022
	in millions

ROU assets:
Operating leases (a)	£445.0	£506.9
Finance leases (b)	43.9	45.4
Total ROU assets	£488.9	£552.3

Lease liabilities:
Operating leases (c)	£477.7	£520.3
Finance leases (d)	51.4	53.9
Total lease liabilities	£529.1	£574.2

(a)Our operating lease ROU assets are included in other assets, net, on our consolidated balance sheets. At 31 December 2023, the weighted average remaining lease term for operating leases was 9.1 years and the weighted average discount rate was 5.6%. During 2023, 2022 and the period from 1 June 2021 to 31 December 2021, we recorded non-cash additions to our operating lease ROU assets of £37.7 million, £22.4 million and £30.8 million, respectively.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
(b)Our finance lease ROU assets are included in property, plant and equipment, net, on our consolidated balance sheets. At 31 December 2023, the weighted average remaining lease term for finance leases was 37.1 years and the weighted average discount rate was 7.1%. During 2023, 2022 and the period from 1 June 2021 to 31 December 2021, we recorded non-cash additions to our finance lease ROU assets of £7.8 million, £77.9 million and £42.9 million, respectively.

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

A summary of our aggregate lease expense is set forth below:

	Year ended 31 December		Period from 1 June to 31 December
	2023	2022	2021
	in millions

Finance lease expense:
Depreciation and amortization	£2.7	£3.3	£0.8
Interest expense	3.6	3.8	1.0
Total finance lease expense	6.3	7.1	1.8
Operating lease expense (a)	204.7	189.3	73.2
Total lease expense	£211.0	£196.4	£75.0

(a)Our operating lease expense is included in other operating expenses and SG&A expenses in our consolidated statements of operations.

A summary of our cash outflows from operating and finance leases is set forth below:

	Year ended 31 December		Period from 1 June to 31 December
	2023	2022	2021
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	£135.6	£139.1	£63.8
Operating cash outflows from finance leases (interest component)	3.6	3.8	1.0
Financing cash outflows from finance leases (principal component)	3.7	5.9	1.0
Total cash outflows from operating and finance leases	£142.9	£148.8	£65.8

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
Maturities of our operating and finance lease liabilities as of 31 December 2023 are presented below. Amounts represent the pound sterling equivalents based on 31 December 2023 exchange rates:

	Operating leases	Finance leases
	in millions

Year ending 31 December:
2024	£143.8	£4.4
2025	80.1	3.7
2026	72.9	3.7
2027	60.0	3.8
2028	50.4	3.8
Thereafter	215.3	128.2
Total payments	622.5	147.6
Less: present value discount	(144.8)	(96.2)
Present value of lease payments	£477.7	£51.4
Current portion	£136.6	£0.7
Long-term portion	£341.1	£50.7

(12)    Income Taxes

VMED O2 files its primary income tax return in the U.K. and our subsidiaries file income tax returns in the U.K. and the U.S.

The components of our loss before income taxes are as follows:

	Year ended 31 December		Period from 1 June to 31 December
	2023	2022	2021
	in millions

U.K.	£(3,009.8)	£(2,412.5)	£(247.7)
U.S.	12.0	(22.6)	(9.2)
Loss before income taxes	£(2,997.8)	£(2,435.1)	£(256.9)

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions

Year ended 31 December 2023
U.K.	£(3.4)	£228.8	£225.4
U.S. (a)	3.9	4.1	8.0
Total income tax benefit	£0.5	£232.9	£233.4

Year ended 31 December 2022
U.K.	£12.4	£(66.7)	£(54.3)
U.S. (a)	30.9	(0.2)	30.7
Total income tax expense	£43.3	£(66.9)	£(23.6)

Period from 1 June 2021 to 31 December 31 2021
U.K.	£47.3	£83.7	£131.0
U.S. (a)	4.6	(5.2)	(0.6)
Total income tax benefit	£51.9	£78.5	£130.4

(a)Includes U.S. federal and state income taxes. Our U.S. state income taxes were not material during any of the years presented.

The income tax benefit (expense) attributable to our loss before income taxes differs from the amounts computed using the applicable U.K. corporate income tax rate, the income tax rate of our country of domicile, as a result of the following:

	Year ended 31 December		Period from 1 June to 31 December
	2023	2022	2021
	in millions

Computed “expected” tax benefit (a)	£704.5	£462.7	£48.8
Non-deductible goodwill impairment	(550.8)	(581.0)	—
Basis and other differences in the treatment of items associated with investments in subsidiaries (b)	17.2	(15.9)	(14.5)
Recognition of previously unrecognized tax benefits	15.6	51.2	19.0
Tax benefit associated with U.K. super-deduction (c)	14.4	140.2	—
Non-deductible interest and other expenses	12.4	(19.4)	(0.2)
Enacted tax law and rate changes and related rate differential (d)	11.8	(58.1)	76.8
Other, net	8.3	(3.3)	0.5
Total income tax benefit (expense)	£233.4	£(23.6)	£130.4

(a)The statutory or "expected" tax rates are the U.K. corporate income tax rates of 23.5% for 2023 and 19.0% for 2022 and 2021. The 2023 statutory rate represents a blended rate in effect for the year ended December 31, 2023 based on the 19.0% statutory rate that was in effect for the first quarter of 2023 and the 25.0% statutory rate that was in effect for the remainder of 2023.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
(b)This amount reflects the net impact of differences in the treatment of income and loss items between financial reporting and tax accounting related to investments in subsidiaries and affiliates including the effects of undistributed earnings.
(c)This amount reflects the impact of the U.K. “super-deduction” which provides a permanent tax benefit for the cost of qualifying capital expenditures as well as accelerating tax allowances on expenditure up to 31 March 2023. The 2022 amount reflects both the current year and prior year impact of the U.K. super-deduction.
(d)On 10 June 2021, legislation was enacted in the U.K. to increase the U.K. corporate income tax rate from 19.0% to 25.0% from 1 April 2023. The initial impact of this rate change on our deferred tax balances was recorded in 2021. Further, the effect of the rate differential for those deferred tax assets and liabilities that were generated between the enactment of the rate increase and the effective date that will reverse subsequent to 1 April 2023 is also included in this line item.

The components of our net deferred tax assets are presented as follows:

	31 December
	2023	2022
	in millions

Deferred tax assets (a)	£400.9	£144.2
Deferred tax liabilities (a)	—	(1.0)
Net deferred tax asset	£400.9	£143.2

(a)Our deferred tax assets and deferred tax liabilities are included within other assets, net, and other long-term liabilities on our consolidated balance sheets.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	31 December
	2023	2022
	in millions

Deferred tax assets:
Capital and net operating loss carryforwards	£3,256.0	£3,250.5
Property, plant and equipment, net	1,665.7	1,722.1
Other future deductible amounts	96.7	150.0
Deferred tax assets	5,018.4	5,122.6
Valuation allowance	(3,062.0)	(3,105.7)
Deferred tax assets, net of valuation allowance	1,956.4	2,016.9
Deferred tax liabilities:
Intangible assets subject to amortization	(1,388.1)	(1,590.5)
Derivative instruments	(86.9)	(185.0)
Other future taxable amounts	(80.5)	(98.2)
Deferred tax liabilities	(1,555.5)	(1,873.7)
Net deferred tax asset	£400.9	£143.2

Our deferred tax asset valuation allowance decreased by £43.7 million in the period from 1 January 2023 to 31 December 2023 and increased by £29.9 million in the period from 1 January 2022 to 31 December 2022. The decrease and increase primarily reflect the effect of foreign exchange movements on certain U.S. deferred tax assets. Our deferred tax asset valuation allowance increased by £744.8 million in the period from 1 June 2021 to 31 December 2021. This increase primarily reflects the net effect of the enacted tax rate change in the U.K.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
We had property, plant and equipment on which future U.K. tax deductions can be claimed of £16.7 billion and £17.0 billion at 2023 and 2022, respectively. A maximum of 18% of this existing balance can be claimed as “capital allowances” in any one year. The tax effects of the excess of these capital allowances over the related financial statement carrying amounts are included in the 2023 deferred tax assets related to property, plant and equipment, net, in the above table.

As of 31 December 2023 and 2022, our loss carryforwards for income tax purposes were £13.3 billion and carryforward indefinitely, including U.K. capital loss carryforwards of £12.1 billion. The use of our tax loss carryforwards (both capital and ordinary losses) is limited. Certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. The majority of our tax loss carryforwards are not expected to be realized.

We have taxable outside basis differences on certain investments in subsidiaries. No additional income taxes have been provided for unremitted earnings, or any additional outside basis differences inherent in these entities, because we expect that any recovery will be done in a tax free manner.

We and our subsidiaries file consolidated and standalone income tax returns in the U.K. and U.S. In the normal course of business, our income tax filings are subject to review by the U.K. and U.S. taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in these tax jurisdictions. Such disputes may result in future income tax and interest and penalty assessments by these taxing authorities. The resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the applicable taxing authorities in either cash or agreement of income tax positions or (ii) the date when the tax authorities are statutorily prohibited from adjusting the Company’s tax computations.

In general, income tax returns filed by VMED O2 or our subsidiaries for years prior to 2020 are no longer subject to examination by taxing authorities.

The changes in our unrecognized tax benefits are summarized below (in millions):

Balance at 1 June 2021	£80.4
Lapse of statute of limitations	(19.0)
Foreign currency translation	1.9
Reductions for tax positions of prior years	(0.5)
Additions based on tax positions related to the current year	0.3
Balance at 31 December 2021	63.1
Lapse of statute of limitations	(51.2)
Reductions for tax positions of prior years	(20.2)
Additions for tax positions of prior years	20.3
Foreign currency translation	8.5
Balance at 31 December 2022	20.5
Lapse of statute of limitations	(15.6)
Additions based on tax positions related to the current year	1.1
Additions for tax positions of prior years	0.9
Foreign currency translation	(0.4)
Balance at 31 December 2023	£6.5

No assurance can be given that any of these tax benefits will be recognized or realized.

As of 2023, 2022 and 2021, our unrecognized tax benefits included £6.5 million, £20.5 million and £63.1 million, respectively, of tax benefits that would have a favorable impact on our effective income tax rate if recognized.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
Other than the potential impacts of the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during 2024. No assurance can be given as to the nature or impact of any changes in our unrecognized tax benefits during 2024.

On 16 August 2022, the Inflation Reduction Act was signed into law in the U.S. Although this legislation does not increase the U.S. corporate income tax rate, it includes, among other provisions, a new 15.0% corporate alternative minimum tax (CAMT) on “adjusted financial statement income” that is effective for tax years beginning after 31 December 2022. CAMT did not have an impact on our consolidated financial statements for the year ended 31 December 2023. We will continue to monitor additional guidance as it is issued to assess the impact to our tax position.

On 11 July 2023, Finance (No.2) Act 2023 was enacted in the U.K., introducing a global minimum effective tax rate of 15.0%. The legislation implements a domestic top-up tax and a multinational top-up tax, effective for accounting periods starting on or after 31 December 2023. We do not currently anticipate that this legislation will have a material impact on our financial statements, but we will continue to monitor future legislation and any additional guidance that is issued.

(13)    Share Capital

As of 31 December 2023 and 2022, VMED O2 has 12 ordinary shares, each with a nominal value of £1.00.

During 2023, 2022 and the period from 1 June 2021 to 31 December 2021, VMED O2 paid total dividends of £2.0 billion, £1.6 billion and £322.0 million, respectively, to its Shareholders, which are reflected as decreases to owners' equity in our consolidated statements of owners' equity.

(14)    Share-based Compensation

Our share-based compensation expense relates to (i) charges for share-based incentive awards associated with common shares of Liberty Global and ordinary shares of Telefónica held by certain employees of our subsidiaries and (ii) charges for incentive awards associated with the performance of VMED O2, under VMED O2’s long term incentive plan, held by certain employees of our subsidiaries.

All the outstanding share-based incentive awards from Liberty Global and Telefónica will vest by the end of 2024. Share-based compensation expense allocated to our Company by Liberty Global and Telefónica is reflected as an increase to consolidated equity, offset by any amounts recharged to us, and is included within other income, net in our consolidated statements of operations.

All the outstanding incentive awards for the VMED O2 long-term incentive plan will vest by the end of 2024. The associated expense is included within other income, net in our consolidated statements of operations.

(15)    Related-party Transactions

All related-party transactions relate to regular trading activities of our Company and are on an arm’s length basis. Our significant related-party agreements are set forth below.

Shareholders Agreement

In connection with the JV Transaction, on 1 June 2021, Liberty Global and Telefónica entered into a shareholders agreement (the Shareholders Agreement). Each Shareholder holds 50% of the issued share capital of VMED O2. The Shareholders Agreement contains customary provisions for the governance of a 50:50 joint venture that result in Liberty Global and Telefónica having joint control over decision making with respect to the Joint Venture and each Shareholder has the right to initiate an initial public offering after the third anniversary of the closing.

The Shareholders Agreement also provides (i) for a dividend policy that requires VMED O2, subject to certain exceptions, to distribute all unrestricted cash to the Shareholders as soon as reasonably practicable following each quarterly period (subject to our Company maintaining a minimum amount of cash and complying with the terms of our financing arrangements) and (ii)

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
that VMED O2 will be managed with a leverage ratio between 4.0 and 5.0 times EBITDA (as defined in the Shareholders Agreement), including the completion of periodic recapitalizations and/or refinancings.

Charges for JV Services - Framework Services Agreements

Pursuant to the framework services agreements (collectively, the JV Service Agreements) entered into in connection with the closing of the JV Transaction, Liberty Global and Telefónica charge VMED O2 fees for certain services provided to us by the respective subsidiaries of the Shareholders (collectively, the JV Services). The JV Services are provided to us on a transitional or ongoing basis. Pursuant to the terms of the JV Service Agreements, both the ongoing services and transitional services are provided for specified terms from the 1 June 2021 formation of the Joint Venture. The JV Services provided by the respective subsidiaries of the Shareholders consist primarily of (i) technology and other services, (ii) capital-related expenditures for assets that we use or otherwise benefit us, (iii) brand name and procurement fees and (iv) certain corporate services. The fees that Liberty Global and Telefónica charge us for the JV Services, as set forth in the table below, include both fixed and usage-based fees.

Fiber Joint Venture Agreements

In December 2022, Liberty Global and Telefónica, along with investment firm InfraVia Capital Partners, formed a new fiber joint venture to build a wholesale Fiber-To-The-Home network in the U.K. under the brand name “nexfibre”. nexfibre is rolling out fiber to 5 million greenfield homes not currently served by VMED O2’s network by 2026, with the option to expand to an additional 2 million greenfield homes. VMED O2 is an anchor tenant of the new network, extending its total fiber footprint to up to 23 million homes, as well as providing its well-established network expansion expertise, systems and relationships to nexfibre, including construction, IT, technology and corporate services.

Our related-party transactions are as follows:

	Year ended 31 December		Period from 1 June to 31 December
	2023	2022	2021
	in millions

Credits (charges) included in:
Revenue	£903.3	£291.1	£148.0
Programming and other direct costs of services	(1.4)	(2.7)	(0.6)
Other operating	(314.2)	(362.1)	(151.0)
SG&A	(227.6)	(222.3)	(204.9)
Allocated share-based compensation expense	(15.5)	(25.6)	(23.4)
Included in operating income (loss)	344.6	(321.6)	(231.9)
Interest income	—	—	3.0
Included in net loss	£344.6	£(321.6)	£(228.9)
Property, plant and equipment additions, net	£5.2	£3.6	£2.6

Revenue. Amounts primarily consist of our charges to nexfibre, charges to the Tesco Mobile joint venture, commissions from Telefónica for handset insurance policy sales and to a lesser extent, roaming charges to Telefónica.

Programming and other direct costs of services. Amounts primarily consist of interconnect, roaming, lease and access fees and other services provided to us by certain subsidiaries of Liberty Global and Telefónica subsidiaries.

Other operating expenses. There has been a revision due to an immaterial correction of an error, £163.6 million and £126.3 million, respectively, to balances relating to the year ended 31 December 2022, and the period from 1 June to 31 December 2021. This revision was to move amounts consisting primarily of recharges for network and technology services provided to our Company by CTIL from SG&A expenses to other operating expenses.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
SG&A expenses. Amounts consist of the (i) charges of £225.6 million, £266.7 million and £154.9 million during 2023, 2022 and the period from 1 June 2021 to 31 December 2021, respectively, primarily related to support function staffing and other services provided to our Company by Liberty Global, Telefónica and affiliates, (ii) charges of £68.7 million, £23.6 million and £12.8 million during 2023, 2022 and the period from 1 June 2021 to 31 December 2021, respectively, for network and technology services provided to our Company by Liberty Global and Telefónica and (iii) charges of £27.8 million, £27.1 million and £15.4 million during 2023, 2022 and the period from 1 June 2021 to 31 December 2021, respectively, for brand and licensing fees payable to Telefónica.

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

Property, plant and equipment additions, net. Amounts primarily represent net transfers with certain Liberty Global subsidiaries and associates.

The following table provides details of our related-party balances:

	31 December
	2023	2022
	in millions

Assets:
Trade receivables (a)	£71.4	£97.3
Current receivables (b)	190.7	4.5
Other assets (c)	69.3	112.7
Total	£331.4	£214.5

Liabilities:
Accounts payable	£322.1	£263.5
Other current liabilities (d)	7.2	57.9
Other long-term liabilities (e)	149.0	208.1
Total	£478.3	£529.5

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
31 December 2023
(16)    Defined Benefit Plans

VMED O2 maintains the following defined benefit and defined contribution plans for its employees:

Defined Benefit Plans:
•The defined benefit section of the Telefonica U.K. Pension Plan;
•The National Transcommunications Limited Pension Plan (NTL);
•The NTL 1999 Pension Scheme (NTL 99);
•Unfunded pension promises to former Telefonica U.K. employees; and
•Unfunded pension promises to former NTL employees, known as the Annual Compensation Payments (ACP).

Defined Contribution Plans:
•The Telefonica U.K. Pension Scheme;
•The Virgin Media Pension Plan; and
•The defined contribution section of the Telefonica U.K. Pension Plan.

All of the defined benefit plans are closed to new entrants and further benefit accrual. The Telefonica U.K. Pension Scheme and the Virgin Media Pension Plan remain open to new entrants and further contributions and the employer contributions are recognized as part of our staffing costs.

A valuation of our defined benefit plans was undertaken as of 31 December 2023 by suitably qualified independent actuaries. Our defined benefit plan assets are currently invested in a diversified range of debt securities, equity securities, hedge funds, insurance contracts and certain other assets, which are aligned to the liability characteristics of the respective plans.

Events During the Year

Section 37 Court Ruling

In June 2023, the High Court made a ruling in the case Virgin Media Ltd v NTL Pension Trustees II Limited (and others). The ruling related to Section 37 of the 1993 Pensions Act, and the correct interpretation of historic legislation governing the amendment of contracted-out DB schemes. Following the Court ruling against the Company, the Company has chosen to appeal the judgment. A date has been set for the appeal to be heard in June 2024, and it is expected that the appeal outcome will be known during the second half of 2024. At the present time, and until the outcome of the Appeal is known, the Trustee of the Plan and Company have made no benefit changes to the Plan.

Pension Buy-in

On 31 March 2023, the Trustee of the NTL 99 entered into an agreement with Aviva plc to purchase a bulk annuity insurance policy as an investment asset. Such an arrangement is commonly referred to as a “pension buy-in”. The buy-in removes most of the material pension risk in respect of the NTL 99, while providing greater benefit security to the scheme members. Under GAAP there are two potential treatments for the buy-in: (i) assets set equal to the buy-in premium, liabilities remain unchanged (e.g., liabilities valued using AA corporate bond discount rate), or (ii) assets and liabilities both set equal to the buy-in premium. We have chosen to account under option (i) as it is more consistent with the investment decision to enter into the bulk annuity contract, as the valuation of the liability remains unchanged.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
The table below provides summary information of our defined benefit plans:

	31 December
	2023	2022	2021
	in millions

Fair value of plan assets	£1,820.9	£1,824.4	£2,720.1
Projected benefit obligation	1,519.8	1,468.5	2,355.6
Net asset (a)	£301.1	£355.9	£364.5

(a)Amounts include net obligations of £3.1 million, £4.3 million and £4.5 million, respectively, related to projected benefit obligations of unfunded schemes.
(b)VMED O2 is not required to limit any pension surplus, or recognise additional pension liabilities in individual plans as economic benefits are available in the form of future refunds.

Changes in the present value of the projected benefit obligations associated with our various funded and unfunded defined benefit plans for the indicated periods are set forth below (in millions):

Balance at 1 June 2021	£2,268.8
Interest costs	24.9
Benefits paid	(38.3)
Actuarial gain	100.2
Balance at 31 December 2021	2,355.6
Reclassification of ACP Plan	1.1
Interest costs	42.2
Benefits paid	(76.3)
Actuarial loss	(854.1)
Balance at 31 December 2022	1,468.5
Interest costs	68.2
Benefits paid	(66.7)
Actuarial gain	49.8
Balance at 31 December 2023	£1,519.8

All census data from the most recent triennial valuations has been reflected within the calculation of projected benefit obligations disclosed above.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
Changes in the fair value of the plan assets associated with our various funded defined benefit plans for the indicated periods are set forth below (in millions):

Balance at 1 June 2021	£2,481.8
Expected return on assets	30.4
Employer contributions	118.0
Benefits paid	(38.3)
Actuarial gain	128.2
Balance at 31 December 2021	2,720.1
Expected return on assets	79.3
Employer contributions	213.4
Benefits paid	(76.0)
Actuarial loss	(1,112.4)
Balance at 31 December 2022	1,824.4
Expected return on assets	100.0
Employer contributions	1.0
Benefits paid	(64.8)
Actuarial loss	(39.7)
Balance at 31 December 2023	£1,820.9

We expect to contribute £1.1 million to our defined benefit plans during 2024, with these payments relating to the expected administration costs of the NTL and NTL 99 Plans.

Our defined benefit plan assets as of 31 December 2023 comprise the following:

	L1		L2	L3
	Listed	Unlisted	Listed	Unlisted	Total
	in millions

Cash and cash equivalents	£197.0	£53.9	£—	£—	£250.9
Cash-in-transit	—	—	—	48.1	48.1
Derivatives	—	—	(105.2)	—	(105.2)
Bonds	111.7	—	1,054.6	—	1,166.3
Private debt and equity	—	—	—	211.2	211.2
Insurance policies	—	—	—	248.7	248.7
Property	—	—	0.9	—	0.9
Total	£308.7	£53.9	£950.3	£508.0	£1,820.9

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
The details of the gain (loss) related to our defined benefit plans and recognized in our consolidated statements of comprehensive loss during 2023, 2022 and the period from 1 June 2021 to 31 December 2021 are set forth below:

	Year ended 31 December		Period from 1 June to 31 December
	2023	2022	2021
	in millions

Actuarial (loss) gain recognized in accumulated other comprehensive (loss) earnings	£(86.7)	£(258.3)	£28.0

Net periodic pension cost:
Interest costs	(68.2)	(42.2)	(24.9)
Expected return on assets	100.0	79.3	30.4
Amortization of prior service costs	0.1	(0.1)	(0.1)
Net periodic pension cost recognized in comprehensive loss	31.9	37.0	5.4

Total (loss) gain recognized in other comprehensive (loss) earnings	£(54.8)	£(221.3)	£33.4

The main assumptions, shown as a range, as adopted under ASC 715 Compensation - Retirement Benefits for our defined benefit plans (funded and unfunded) as of 31 December 2023 are as follows:

	Telefonica U.K. & Unfunded Pension Plan	NTL & Unfunded ACP	NTL 99

Life expectancy (male currently age 60 / 40) (in years)	87.0 / 88.5	86.9 / 88.4	86.4 / 87.9
Life expectancy (female currently age 60 / 40) (in years)	89.1 / 90.5	89.1 / 90.6	88.8 / 90.2
Discount rate	4.5%	4.6%	4.5%
Expected return on assets	4.9%	4.1%	4.0%
Inflation assumptions:
RPI	3.0%	3.1%	3.0%
CPI	2.5%	2.6%	2.5%
Mortality base table	95% / 105% (M/F) S3NA	92% / 98% (M/F) S3PA	98% / 103% (M/F) S3PA
Mortality future improvements	Continuous Mortality Investigation (CMI)_2022 projections with long term rate of improvement of 1.25% per annum, w2022 of 25%, and an initial addition of 0.25% for each of the plans

At 31 December 2023, the weighted average duration of the defined benefit obligation of our Telefonica U.K. funded and unfunded Pension Plan, NTL funded and unfunded ACP, and NTL 99 funded plans were 18.0, 12.0, and 17.0 years, respectively.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
Any sensitivity analysis may not be representative of an actual change in the defined benefit obligation as it is unlikely that changes in assumptions would occur in isolation of one another. In presenting the sensitivity analysis, the change in present value of defined benefit obligations has been calculated using the projected unit credit method as of 31 December 2023, which is the same as that applied in calculating the defined benefit obligation liability recognized on our consolidated balance sheets. The rate of inflation assumption sensitivity factors in the impact of changes to all assumptions relating to inflation (RPI), including associated pension increase assumption. The following sensitivity analysis table summarizes how a reasonably possible change in particular assumptions would, in isolation, result in an increase to the defined benefit obligation as of 31 December 2023 (in millions):

Decrease discount rate by 0.25%	£56.5
Increase inflation rate by 0.25%	£45.9
Increase life expectancy by 1 year	£34.6

As of 31 December 2023, the expected future benefit payments from the plans are:

	Funded	Unfunded
	in millions

Year ending 31 December:
2024	£66.5	£0.2
2025	68.2	0.2
2026	70.1	0.2
2027	71.8	0.2
2028	73.7	0.2
Thereafter	2,957.0	5.0
Total	£3,307.3	£6.0

Other Pension Plans

We also operate defined contribution plans. The assets of these defined contribution arrangements are held separately from those of VMED O2 in independently administered funds. The expense in the statements of comprehensive loss relating to the defined contribution plans is equal to the contributions payable with respect to the period presented, which totalled £75.9 million and £67.1 million during 2023 and 2022, respectively.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
(17)    Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included on our consolidated balance sheets and statements of owners' equity reflect the aggregate impact of foreign currency translation adjustments and pension-related adjustments. The changes in the components of accumulated other comprehensive earnings (loss), net of taxes, are summarized as follows:

	Foreign currency translation adjustments	Pension-related adjustments	Total accumulated other comprehensive earnings (loss)
	in millions

Balance at 1 June 2021	£—	£—	£—
Other comprehensive earnings	13.3	20.3	33.6
Balance at 31 December 2021	13.3	20.3	33.6
Other comprehensive loss	30.5	(195.3)	(164.8)
Balance at 31 December 2022	43.8	(175.0)	(131.2)
Other comprehensive loss	(16.4)	(61.1)	(77.5)
Balance at 31 December 2023	£27.4	£(236.1)	£(208.7)

The components of other comprehensive earnings (loss), net of taxes, are reflected in our consolidated statements of comprehensive loss. The following tables summarize the income tax effects related to each component of other comprehensive earnings (loss), net of amounts reclassified to our consolidated statements of operations:

	Year ended 31 December 2023
	Pre-tax amount	Income tax benefit	Net-of-tax amount
	in millions

Foreign currency translation adjustments	£(16.4)	£—	£(16.4)
Pension-related adjustments	(86.7)	25.6	(61.1)
Other comprehensive loss	£(103.1)	£25.6	£(77.5)

	Year ended 31 December 2022
	Pre-tax amount	Income tax benefit	Net-of-tax amount
	in millions

Foreign currency translation adjustments	£30.5	£—	£30.5
Pension-related adjustments	(258.3)	63.0	(195.3)
Other comprehensive loss	£(227.8)	£63.0	£(164.8)

	Period from 1 June 2021 to 31 December 2021
	Pre-tax amount	Income tax expense	Net-of-tax amount
	in millions

Foreign currency translation adjustments	£13.3	£—	£13.3
Pension-related adjustments	28.0	(7.7)	20.3
Other comprehensive earnings	£41.3	£(7.7)	£33.6

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
(18)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our Company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and other items. The following table sets forth the pound sterling equivalents of such commitments as of 31 December 2023. The commitments included in this table do not reflect any liabilities that are included on our 31 December 2023 consolidated balance sheet.

	Payments due during:
	2024	2025	2026	2027	2028	Thereafter	Total
	in millions

Programming commitments (a)	£551.9	£402.3	£396.3	£377.8	£186.0	£—	£1,914.3
Network and connectivity commitments (b)	931.5	138.8	54.8	20.5	11.9	175.3	1,332.8
JV Service Agreements (c)	183.8	187.9	192.1	179.5	171.7	251.7	1,166.7
Purchase commitments (d)	577.3	196.6	105.5	92.7	81.8	37.8	1,091.7
Other commitments	112.2	41.6	26.4	21.3	14.2	—	215.7
Total	£2,356.7	£967.2	£775.1	£691.8	£465.6	£464.8	£5,721.2

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

(b)Network and connectivity commitments include (i) service commitments associated with the nexfibre construction program (see below for further details), (ii) commitments associated with VMED O2’s full fiber upgrade and (iii) commitments associated with our MVNO agreements. The amounts reflected in the above table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts we ultimately pay in these periods. Following notice given to cancel the MVNO agreement with Vodafone, by the end of 2022 all Virgin Mobile traffic had been successfully moved to run over the O2 network. The migration of Virgin Mobile customer plans to O2 commenced in March 2023 and was completed by the end of the year.

(c)Pursuant to the JV Service Agreements entered into in connection with the closing of the JV Transaction, Liberty Global and Telefónica charge VMED O2 fees for the JV Services. The JV Services are provided to us on a transitional or ongoing basis. Pursuant to the terms of the JV Service Agreements, both the ongoing services and transitional services are provided for specified terms from the 1 June 2021 formation of the Joint Venture. Ongoing services are predominantly for six-year terms whereas transitional services will be provided for terms up to 24 months, subject to our ability to terminate based on specified notice periods. The JV Services provided by the respective subsidiaries of the Shareholders consist primarily of (i) technology and other services, (ii) capital-related expenditures for assets that we use or otherwise benefit us, (iii) brand name and procurement fees and (iv) certain corporate services. The amounts set forth in the table above represent fixed minimum charges from Liberty Global and Telefónica pursuant to the JV Service Agreements. In addition to the fixed minimum charges, the JV Service Agreements provide for certain JV Services to be charged to us based upon usage of the services received. The fixed minimum charges set forth in the table above exclude fees for the usage-based services as these fees will vary from period to period. Accordingly, we expect to incur charges in addition to those set forth in the table above for usage-based services.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
(d)Purchase commitments include unconditional and legally binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments, see note 6.

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

Legal and Regulatory Proceedings and Other Contingencies

Disclosure Requests. O2 has been addressing a request for disclosure made by governmental authorities related to possible violations of anti-bribery laws and regulations. O2 continues to cooperate with the governmental authorities investigating this matter, which is still ongoing. It is not possible at this time to predict the full scope or duration of this matter or its eventual outcome.

Phones 4u. Legal proceedings were issued in the High Court against O2 by the Administrators of Phones 4u. The trial of this case in the High Court took place in Spring / Summer 2022. Judgment was handed down in November 2023. The Court rejected all of Phones4u’s claims. Phones4u are now applying to the Court of Appeal for permission to appeal the First Instance decision. The Court of Appeal’s decision on this permission application is pending.

Class action regarding alleged combined handset and airtime charges overpayment. In December 2023, we received a claim brought against Telefónica U.K. by an individual acting as a proposed class representative. The same individual is bringing similar claims against the other three mobile network operators. These claims are brought in the Competition Appeal Tribunal. It is alleged in these claims that customers with combined handset and airtime contracts have been overcharged when their handset minimum term contract expired. The claimant assesses the value of the claim against Telefónica U.K. at £256.0 million and as against the four mobile network operators at £3.3 billion. Discussions regarding the claims are preliminary and there are various procedural stages to be completed before the matter may proceed. We intend to vigorously defend this matter.

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

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023
(19)    Segment Reporting

We have one reportable segment that provides mobile, broadband internet, video and fixed-line telephony services in the U.K.

Our revenue by major category is set forth below:

	Year ended 31 December		Period from 1 June to 31 December
	2023	2022	2021
	in millions

Mobile (a)	£5,949.3	£5,945.6	£3,581.9
Handset	1,521.1	1,646.5	1,119.6
Fixed	3,872.7	3,953.6	2,372.2
Consumer fixed (b)	3,325.2	3,398.7	2,009.1
Subscription (c)	3,266.6	3,329.7	1,961.1
Other (d)	58.6	69.0	48.0
B2B fixed revenue (e)	547.5	554.9	363.1
Other (f)	1,090.7	492.7	272.0
Total	£10,912.7	£10,391.9	£6,226.1

(a)Mobile revenue includes amounts received from residential and B2B customers for ongoing services and, among other items, revenue from sales of mobile handsets and interconnect revenue.

(b)Consumer fixed revenue includes subscription and other revenue for ongoing services and the recognition of deferred installation revenue over the associated contract period.

(c)Consumer fixed subscription revenue includes revenue from subscribers who purchase bundled services at a discounted rate and is generally allocated proportionally to each service based on the standalone price for each individual service. As a result, changes in the standalone pricing of our fixed-line and mobile products or the composition of bundles can contribute to changes in our product revenue categories from period to period. Additionally, we include revenue from certain small or home office subscribers who pay a premium price to receive expanded service levels that are the same or similar to the mass-marketed products offered to our residential subscribers.

(d)Consumer fixed other revenue includes, among other items, channel carriage fees, late fees and revenue from the sale of equipment.

(e)B2B fixed revenue includes (i) revenue from business broadband internet, video and fixed-line telephony services offered to medium to large enterprises and, on a wholesale basis, to other operators and (ii) revenue from long-term leases of portions of our network.

(f)Other revenue includes primarily revenue from construction management activities provided to nexfibre, £579.4 million in 2023, amongst other items such as corporate activities provided to nexfibre, the sale of handset insurance policies, the Smart Metering Implementation Programme (SMIP), the provision of information and communication technology services and associated connectivity to O2 business customers and other services.

(20) Subsequent Events

In January 2024, we drew down €20.0 million under Term Loan Z. The proceeds will be used for refinancing.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2023

In January 2024, we utilized the Revolving Facility, drawing down an aggregate amount of £360.0 million, £260.0 million of which was subsequently repaid in February and March 2024.

In February 2024, we reduced our 2026 tranche of the Revolving Facility by £54.2 million.

In March 2024, certain lenders under Term Loan X extended the maturity of their commitments to 30 September, 2029. This was effected by way of such lenders under Term Loan X converting their respective commitments in Term Loan X into commitments under a new Term Loan X1. Following the conversation, the residual principal amount of commitments remaining in Term Loan X was £283.7 million (this was subsequently reduced by £46.8 million to £236.9 million on 25 March 2024) and the principal amount of Term Loan X1 is £750.0 million (which includes additional borrowing of £33.7 million) . The additional proceeds, £33.7 million, will be used for refinancing.

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
Other Matter
The accompanying consolidated statements of operations, owners’ equity and cash flows and related notes to the consolidated financial statements of VodafoneZiggo Group Holding B.V. and its subsidiaries for the year ended December 31, 2021 were not audited, reviewed, or compiled by us, and, accordingly, we do not express an opinion or any other form of assurance on them.
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

/s/ KPMG Accountants N.V.
Amstelveen, The Netherlands
March 28, 2023

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023*	2022
	in millions
ASSETS
Current assets:
Cash and cash equivalents	€116.6	€93.6
Trade receivables, net (note 3)	157.0	154.9
Related-party receivables (note 11)	23.0	47.4
Prepaid expenses	57.7	40.8
Derivative instruments (note 5)	218.0	170.1
Contract assets (note 4)	166.3	152.6
Other current assets, net (note 4)	96.1	102.1
Total current assets	834.7	761.5
Property and equipment, net (notes 7 and 9)	4,760.4	4,780.1
Goodwill (note 7)	7,375.5	7,375.5
Intangible assets subject to amortization, net (note 7)	3,884.1	4,505.9
Long-term derivative instruments (note 5)	508.2	968.9
Other assets, net (notes 4 and 9)	454.5	479.3
Total assets	€17,817.4	€18,871.2

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2023*	2022
	in millions
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable (note 11)	€453.4	€453.8
Deferred revenue and advance payments from subscribers and others (note 4)	210.3	205.8
Value-added taxes (VAT) payable	136.2	126.6
Accrued interest (note 8)	178.0	148.3
Current portion of third-party debt and finance lease obligations (notes 8 and 9)	1,014.5	1,107.0
Accrued and other current liabilities (notes 5, 9, 10 and 11)	472.7	497.3
Total current liabilities	2,465.1	2,538.8
Long-term debt and finance lease obligations (notes 8 and 9):
Third-party	10,135.6	10,218.0
Related-party (note 11)	1,815.8	1,815.8
Deferred income taxes (note 10)	1,044.6	1,227.1
Other long-term liabilities (notes 4, 5, 9 and 11)	375.7	419.4
Total liabilities	15,836.8	16,219.1

Commitments and contingencies (notes 5, 11 and 12)

Total owners’ equity	1,980.6	2,652.1
Total liabilities and owners’ equity	€17,817.4	€18,871.2

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2023*	2022	2021*
	in millions

Revenue (notes 4, 11 and 13)	€4,114.7	€4,065.6	€4,076.9
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 11)	835.7	841.3	864.5
Other operating	552.0	465.5	468.8
Selling, general and administrative (SG&A) (note 11)	696.6	629.7	614.4
Charges for JV Services (note 11)	206.7	214.3	215.0
Depreciation and amortization	1,550.6	1,528.4	1,580.3
Impairment, restructuring and other operating items, net (note 11)	41.4	12.5	37.0
	3,883.0	3,691.7	3,780.0
Operating income	231.7	373.9	296.9
Non-operating income (expense):
Interest expense:
Third-party	(626.2)	(473.3)	(415.8)
Related-party (note 11)	(102.2)	(102.2)	(95.5)
Realized and unrealized gains (losses) on derivative instruments, net (note 5)	(260.4)	1,189.6	524.8
Foreign currency transaction gains (losses), net	189.5	(344.7)	(380.1)
Losses on debt extinguishment, net (note 8)	—	(71.1)	(7.6)
Other income (expense), net	(0.6)	4.9	0.6
	(799.9)	203.2	(373.6)
Earnings (loss) before income taxes	(568.2)	577.1	(76.7)
Income tax benefit (expense) (note 10)	96.7	(202.7)	(61.1)
Net earnings (loss)	€(471.5)	€374.4	€(137.8)

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY

	Share capital	Additional paid in capital	Accumulated deficit	Total
	in millions

Balance at January 1, 2021*	€0.0001	€4,245.2	€(799.9)	€3,445.3
Net loss*	—	—	(137.8)	(137.8)
Distributions to Shareholders (note 11)*	—	(530.0)	—	(530.0)
Share-based compensation (note 11)*	—	0.5	—	0.5
Other*	—	(0.1)	—	(0.1)
Balance at December 31, 2021*	0.0001	3,715.6	(937.7)	2,777.9
Net earnings	—	—	374.4	374.4
Distributions to Shareholders (note 11)	—	(500.0)	—	(500.0)
Other	—	(0.2)	—	(0.2)
Balance at December 31, 2022	0.0001	3,215.4	(563.3)	2,652.1
Net loss*	—	—	(471.5)	(471.5)
Distributions to Shareholders (note 11)*	—	(200.0)	—	(200.0)
Balance at December 31, 2023*	€0.0001	€3,015.4	€(1,034.8)	€1,980.6

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023*	2022	2021*
	in millions

Cash flows from operating activities:
Net earnings (loss)	€(471.5)	€374.4	€(137.8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	—	—	0.5
Depreciation and amortization	1,550.6	1,528.4	1,580.3
Impairment, restructuring and other operating items, net	41.4	12.5	37.0
Amortization of debt premiums, deferred financing costs and other non-cash interest	6.8	6.6	8.2
Realized and unrealized losses (gains) on derivative instruments, net	260.4	(1,189.6)	(524.8)
Foreign currency transaction losses (gains), net	(189.5)	344.7	380.1
Losses on debt extinguishment, net	—	71.1	7.6
Deferred income tax expense (benefit)	(182.5)	54.0	(0.7)
Changes in operating assets and liabilities	232.7	184.4	90.7
Net cash provided by operating activities	1,248.4	1,386.5	1,441.1

Cash flows from investing activities:
Capital expenditures	(590.6)	(491.1)	(298.1)
Cash paid for spectrum licenses	—	—	(207.9)
Other investing activities, net	3.0	1.8	0.3
Net cash used by investing activities	€(587.6)	€(489.3)	€(505.7)

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2023*	2022	2021*
	in millions

Cash flows from financing activities:
Borrowings of third-party debt	€655.8	€186.4	€50.5
Operating-related vendor financing additions	776.1	733.6	698.4
Related-party borrowings, net	—	—	207.9
Repayments of third-party debt and finance lease obligations:
Debt (excluding vendor financing)	(662.2)	(145.0)	(166.8)
Principal payments on operating-related vendor financing	(738.8)	(715.8)	(695.4)
Principal payments on capital-related vendor financing	(456.9)	(532.4)	(545.8)
Principal payments on finance leases	(8.2)	(8.2)	(9.0)
Distributions to Shareholders	(200.0)	(500.0)	(530.0)
Receipts (payments) of financing costs and debt premiums	(0.1)	(65.3)	0.8
Other financing activities, net	(1.2)	0.8	(1.0)
Net cash used by financing activities	(635.5)	(1,045.9)	(990.4)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	1.3	0.2
Net increase (decrease) in cash and cash equivalents and restricted cash	25.3	(147.4)	(54.8)
Cash and cash equivalents and restricted cash:
Beginning of year	99.9	247.3	302.1
End of year	€125.2	€99.9	€247.3

Cash paid for interest:
Cash paid for third-party interest	€584.5	€462.6	€414.3
Cash paid for related-party interest	102.2	102.2	95.5
Total	€686.7	€564.8	€509.8

Cash paid for income taxes	€160.6	€101.6	€—

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	€116.6	€93.6	€244.9
Restricted cash (included in other current assets, net)	8.6	6.3	2.4
Total cash and cash equivalents and restricted cash	€125.2	€99.9	€247.3

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)

(1)    Basis of Presentation
VodafoneZiggo Group Holding B.V. (VodafoneZiggo) provides fixed, mobile and integrated communication and entertainment services to consumers and businesses in the Netherlands. In these notes, the terms “we,” “our,” “our company”, and “us” may refer, as the context requires, to VodafoneZiggo or collectively to VodafoneZiggo and its subsidiaries.

On February 15, 2016, Liberty Global Europe Holding B.V., a corporation organized under the laws of the Netherlands and a wholly-owned subsidiary of Liberty Global Holdings Limited (formerly Liberty Global plc), now a wholly-owned subsidiary of Liberty Global Ltd. (Liberty Global), and Vodafone International Holdings B.V., a corporation organized under the laws of the Netherlands and a wholly-owned subsidiary of Vodafone Group Plc (Vodafone) agreed to form a 50:50 joint venture (the VodafoneZiggo JV), pursuant to a Contribution and Transfer Agreement. On December 31, 2016, the formation of the VodafoneZiggo JV was completed (the JV Transaction) pursuant to which (i) VodafoneZiggo became 50% owned by each of Liberty Global and Vodafone (each a Shareholder), (ii) VodafoneZiggo Group B.V. and its subsidiaries were contributed into the VodafoneZiggo JV and became wholly-owned by VodafoneZiggo, and (iii) Vodafone NL and its subsidiaries were contributed into the VodafoneZiggo JV and became wholly-owned by VodafoneZiggo Group B.V.

These consolidated financial statements have been prepared in accordance with accounting principles generally applied in the United States (GAAP). Our functional currency is the euro (€). Unless otherwise indicated, convenience translations into euros are calculated as of December 31, 2023.
These consolidated financial statements reflect our consideration of the accounting and disclosure implications of subsequent events through March 21, 2024, the date of issuance.

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

ASU 2020-04

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides, for a limited time, optional expedients and exceptions for certain contract modifications that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. In December 2022, the FASB deferred the expiration date of ASU 2020-04 from December 31, 2022 to December 31, 2024. In accordance with the optional expedients in ASU 2020-04, we have modified all applicable debt agreements to replace LIBOR with another reference rate and applied the practical expedient to account for the modification as a continuation of the existing contract. The use of optional expedients in ASU 2020-04 has not had a significant impact on our consolidated financial statements to date. For additional information regarding our debt, see note 8.

Recent Accounting Pronouncements

ASU 2023-09

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency of income tax matters within financial statements, providing stakeholders with a clearer

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
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

For purposes of our consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor on our behalf as there is no actual cash outflow until we pay the financing intermediary. When we pay the financing intermediary, we record financing cash outflows in our consolidated statements of cash flows. The capital expenditures that we report in our consolidated statements of cash flows do not include amounts that are financed under capital-

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered, and as repayments of debt when the principal is repaid.

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated €26.6 million and €23.8 million at December 31, 2023 and 2022, respectively. The allowance for doubtful accounts is based upon our current estimate of lifetime expected credit losses related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions, and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of residential and business customers. We also manage this risk by disconnecting services to customers whose accounts are delinquent.

Financial Instruments

Due to the short maturities of cash and cash equivalents, restricted cash, trade receivables, related-party receivables, contract assets, other current assets, accounts payable, accrued and other current liabilities, VAT payable and accrued interest, their respective carrying values approximate their respective fair values. For information concerning the fair values of certain of our derivatives and debt, see notes 5 and 8, respectively. For information regarding how we arrive at certain of our fair value measurements, see note 6.

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
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

As of December 31, 2023 and 2022, the recorded value of our asset retirement obligations was €19.4 million and €21.9 million, respectively.

Intangible Assets

Our primary intangible assets relate to goodwill, customer relationships and mobile spectrum licenses. Goodwill represents the fair value of the combined business of the VodafoneZiggo JV in excess of the fair value of the identifiable assets and liabilities assumed upon closing of the JV transaction. Customer relationships are initially recorded at their fair values in connection with business combinations and subsequently at cost less accumulated amortization and impairments, if any. Upon closing the JV Transaction, our licenses were recorded at their fair value and subsequent to the closing of the JV Transaction, we record licenses at costs less accumulated amortization and impairments, if any.

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
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

The VodafoneZiggo Fiscal Unity, established on the level of VodafoneZiggo, is one taxpayer for Dutch tax purposes.

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
statements of operations as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions.

Revenue Recognition

Service Revenue — Fixed Network. We recognize revenue from the provision of video, broadband internet and fixed-line telephony services over our fixed network to customers over time in the periods the related services are provided, with the exception of revenue recognized pursuant to certain contracts that contain promotional discounts, as described below. Installation fees related to services provided over our fixed network are generally deferred and recognized as revenue over the contractual period.

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

Sales, Use, and Other VAT. Revenue is recorded net of applicable sales, use and other VAT.

For a summary of our revenue disaggregated by major category, see note 13.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)

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

Sports Rights. Our sports rights agreements are generally multi-year contracts for which we are typically charged a flat fee per season. We typically pay for sports rights in advance of the respective season. The current and long-term portions of any payments made in advance of the respective season are recorded as other current assets, net and other assets, net, respectively, on our consolidated balance sheet and are amortized on a straight-line basis over the respective sporting season. Sports rights are regularly reviewed for impairment and held at the lower of unamortized cost or estimated net realizable value.

Litigation Costs

Legal fees and related litigation costs are expensed as incurred.

(4)    Revenue Recognition and Related Costs

Contract Balances

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the delivery of a handset that is paid for over the duration of the contract period or the uniform recognition of introductory promotional discounts over the contract period. Our contract assets were €234.1 million and €210.7 million as of December 31, 2023 and 2022, respectively, and are reported net of an allowance for doubtful accounts. Such allowance aggregated €5.4 million and €5.5 million at December 31, 2023 and 2022, respectively. The long-term portions of our contract asset balances are included within other assets, net, on our consolidated balance sheets.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) services that are invoiced prior to when services are provided and (ii) installation and other upfront services. Our deferred revenue balances were €214.5 million and €208.3 million as of December 31, 2023 and 2022, respectively. The current and long-term portions of our deferred revenue balances are included within deferred revenue and advance payments from subscribers and others and other long-term liabilities, respectively, on our consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were €76.3 million and €67.3 million at December 31, 2023 and 2022, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets, net and other assets, net, respectively, on our consolidated balance sheets. During 2023, 2022 and 2021, we amortized €84.6 million, €80.8 million and €88.1 million, respectively, to programming and other direct costs of services expenses and other operating expenses.

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
(5)    Derivative Instruments

In general, we enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements with respect to borrowings that are denominated in a currency other than our functional currency. In this regard, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the United States (U.S.) dollar ($).

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2023			December 31, 2022
	Current (a)	Long-term (b)	Total	Current (a)	Long-term (b)	Total
	in millions

Assets:
Cross-currency and interest rate derivative contracts (c)	€218.0	€508.2	€726.2	€170.1	€968.9	€1,139.0
Liabilities:
Cross-currency and interest rate derivative contracts (c)	€48.4	€69.3	€117.7	€41.2	€67.0	€108.2
Foreign currency forward contracts	0.2	—	0.2	0.2	—	0.2
Total	€48.6	€69.3	€117.9	€41.4	€67.0	€108.4
________________

(a)    Our current derivative liabilities are included in accrued and other current liabilities on our consolidated balance sheets.

(b)    Our long-term derivative liabilities are included in other long-term liabilities on our consolidated balance sheets.

(c)    We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of €22.7 million, (€36.8 million) and (€65.4 million) during 2023, 2022 and 2021, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2023	2022	2021
	in millions

Cross-currency and interest rate derivative contracts	€(260.2)	€1,189.3	€524.4
Foreign currency forward contracts	(0.2)	0.3	0.4
Total	€(260.4)	€1,189.6	€524.8

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
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

	Year ended December 31,
	2023	2022	2021
	in millions

Operating activities	€161.8	€42.2	€(23.5)
Financing activities	—	1.8	(0.1)
Total	€161.8	€44.0	€(23.6)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of and concentration of risk with the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At December 31, 2023, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of €0.6 billion.

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

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our derivative instruments. The notional amounts of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of December 31, 2023, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
subsequent to December 31, 2023, we present a range of dates that represents the period covered by the applicable derivative instruments.

Cross-currency Derivative Contracts

We generally match the denomination of our borrowings with our functional currency or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2023, substantially all of our debt was either directly or synthetically matched to our functional currency. The weighted average remaining contractual life of our cross-currency derivative contracts at December 31, 2023 was 3.3 years. The terms of our outstanding cross-currency derivative contracts at December 31, 2023, are as follows:

Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

January 2025 (a)	$2,230.0	€1,985.9	4.03%	2.95%
April 2028	$2,050.0	€1,581.0	6 mo. SOFR + 2.93%	3.82%
January 2030	$1,525.0	€1,356.9	5.00%	3.53%
January 2025 (a)	€872.1	$980.0	0.31%	0.33%
January 2028	$500.0	€450.0	4.88%	6 mo. EURIBOR + 3.04%
February 2028	$500.0	€429.9	5.13%	3.64%
January 2028	$491.0	€406.8	4.88%	3.85%
April 2028	$475.0	€431.4	6 mo. SOFR + 2.93%	6 mo. EURIBOR + 2.58%
April 2025	$325.0	€302.8	6 mo. SOFR + 2.93%	6 mo. EURIBOR + 2.42%
________________

(a)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are interest-related payments and receipts. At December 31, 2023, the total euro equivalent of the notional amounts of these derivative instruments was €1,437.0 million.

Interest Rate Swap Contracts

As noted above, we enter into interest rate swap contracts to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. At December 31, 2023, the related weighted average remaining contractual life of our interest rate swap contracts was 4.9 years. The terms of our outstanding interest rate swap contracts at December 31, 2023, are as follows:

Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

January 2029	€2,250.0	6 mo. EURIBOR	1.20%
January 2028	450.0	6 mo. EURIBOR	0.03%
April 2028	431.4	6 mo. EURIBOR	1.59%
April 2025	11.0	6 mo. EURIBOR	2.71%
	€3,142.4

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency, and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At December 31, 2023, the euro equivalent of the notional amount due from the counterparty was €2,282.1 million and the related weighted average remaining contractual life of our interest basis swap contracts was 0.8 years. The terms of our outstanding basis swap contracts at December 31, 2023, are as follows:

Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

October 2024	$2,525.0	1 mo. SOFR + 2.61%	6 mo. SOFR + 2.69%

Interest Rate Options

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At December 31, 2023, we had no interest rate collar agreements, and the euro equivalent of notional amounts of our interest rate caps and floors were €205.0 million and €2,250.0 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, was a decrease of 172 basis points to our borrowing costs as of December 31, 2023.

Foreign Currency Forwards and Swaps

We enter into foreign currency forward contracts and foreign currency swap contracts with respect to non-functional currency exposure. At December 31, 2023, the euro equivalent of the notional amount of our foreign currency forward contracts and foreign currency swap contracts was €28.1 million.

(6)    Fair Value Measurements
We use the fair value method to account for our derivative instruments. The reported fair values of these derivative instruments as of December 31, 2023, are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2023, no such transfers were made.

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments as further described in note 5. The recurring fair value measurements of these instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these instruments. This observable data mostly includes currency rates, interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We use a Monte Carlo based approach to incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. The inputs used for our credit risk valuation adjustments, including our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect these parameters to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swap contracts are quantified and further explained in note 5.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. During 2023 and 2022, we did not perform significant nonrecurring fair value measurements.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

	December 31,
	2023 (a)	2022 (a)
	in millions

Assets:
Cross-currency and interest rate derivative contracts	€726.2	€1,139.0
Liabilities:
Cross-currency and interest rate derivative contracts	€117.7	€108.2
Foreign currency forward contracts	0.2	0.2
Total	€117.9	€108.4
_______________

(a)At December 31, 2023 and 2022, we used significant other observable inputs (Level 2) to measure all of our fair value assets and liabilities.

(7)    Long-lived Assets
Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2023	December 31,
		2023	2022
		in millions

Distribution systems	4 to 30 years	€6,149.8	€5,824.5
Support equipment, buildings and land	3 to 40 years	1,072.3	1,071.7
Customer premises equipment	3 to 5 years	1,023.9	974.0
		8,246.0	7,870.2
Accumulated depreciation		(3,485.6)	(3,090.1)
Total property and equipment, net		€4,760.4	€4,780.1

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
Depreciation expense related to our property and equipment was €920.8 million, €906.4 million and €958.3 million during 2023, 2022 and 2021, respectively.

During 2023, 2022 and 2021, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of €374.0 million, €462.8 million and €500.2 million, respectively, which exclude related VAT of €45.9 million, €51.4 million and €42.4 million, respectively, that were also financed under these arrangements.

All of the support equipment, buildings and land is pledged as security under our various debt instruments. For additional information, see note 8.

During 2023, 2022 and 2021, we recorded impairment charges of €3.6 million, €0.8 million and €2.5 million, respectively. These amounts were primarily related to property and equipment.

Goodwill

Our goodwill represents the equity of the VodafoneZiggo JV contributed businesses in excess of the fair value of our net identifiable assets and liabilities. There were no changes in the carrying amount of our goodwill during 2023 and 2022.

If, among other factors, the adverse impacts of economic competitive, regulatory or other factors were to cause our operations or cash flows to be worse than anticipated, or if our weighted average cost of capital increases, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	Estimated useful life at December 31, 2023	December 31, 2023			December 31, 2022
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
		in millions

Customer relationships	9 to 22 years	€6,360.0	€(3,509.3)	€2,850.7	€6,420.0	€(3,059.4)	€3,360.6
Licenses	17 to 20 years	1,470.9	(631.9)	839.0	1,470.9	(530.8)	940.1
Trade name	25 years	270.0	(75.6)	194.4	270.0	(64.8)	205.2
Total		€8,100.9	€(4,216.8)	€3,884.1	€8,160.9	€(3,655.0)	€4,505.9

Amortization expense related to intangible assets with finite useful lives was €621.7 million, €622.0 million and €622.0 million during 2023, 2022 and 2021, respectively. Based on our amortizable intangible asset balances at December 31, 2023, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2024	€613.6
2025	613.6
2026	290.3
2027	255.3
2028	255.3
Thereafter	1,856.0
Total	€3,884.1

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
(8)    Debt
The euro equivalents of the components of our third-party debt are as follows:

	December 31, 2023		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)	December 31,
			2023	2022
		in millions

Senior and Senior Secured Notes	4.42%	€—	€5,443.3	€5,551.9
Credit Facilities (b)(c)	7.42%	850.0	4,534.4	4,625.1
Vendor financing (d)	3.96%	—	999.6	999.5
Other debt	4.69%	—	177.4	168.4
Total principal amount of third-party debt before premiums, discounts and deferred financing costs (e)	5.60%	€850.0	€11,154.7	€11,344.9
_______________

(a)Represents the weighted average interest rate in effect at December 31, 2023 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, the weighted average interest rate on our aggregate third-party variable- and fixed-rate indebtedness was 3.96% at December 31, 2023. The weighted average interest rate calculation includes principal amounts outstanding associated with all of our secured and unsecured borrowings. For information regarding our derivative instruments, see note 5.

(b)The Credit Facilities include two revolving facility tranches with a maximum borrowing capacity of €850.0 million, which were undrawn at December 31, 2023. Unused borrowing capacity represents the maximum availability under the Credit Facilities at December 31, 2023 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2023, based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, the full €850.0 million of unused borrowing capacity was available to be borrowed and there were no additional restrictions on our ability to make loans or distributions from this availability. Upon completion of the relevant December 31, 2023 compliance reporting requirements and based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, we expect that the full amount of unused borrowing capacity will continue to be available to be borrowed and that there will be no additional restrictions with respect to loans or distributions from this availability. Our above expectations do not consider any actual or potential changes in our borrowing levels or any amounts loaned or distributed subsequent to December 31, 2023, or the impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets under the Credit Facilities.

(c)Includes €2.3 million and €17.6 million at December 31, 2023 and 2022, respectively, of borrowings pursuant to an excess cash facility (Financing Facility) under the Credit Facilities. These borrowings are owed to a non-consolidated special purpose financing entity that has issued notes to finance the purchase of receivables due from our company to certain other third parties for amounts that we and our subsidiaries have vendor financed. To the extent that the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund this Financing Facility. During 2023, the Credit Facilities were amended to replace LIBOR with the Term Secured Overnight Financing Rate (Term SOFR) as the reference rate for U.S. dollar-denominated loans.

(d)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g. extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During 2023 and 2022, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses was €776.1 million and €733.6 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments of third-party debt and finance lease obligations in our consolidated statements of cash flows.

(e)As of December 31, 2023 and 2022, our debt had an estimated fair value of €10.4 billion and €10.1 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 6.

The following table provides a reconciliation of total third-party debt before premiums, discounts, and deferred financing costs to total debt and finance lease obligations:

	December 31,
	2023	2022
	in millions

Total principal amount of third-party debt before premiums, discounts and deferred financing costs	€11,154.7	€11,344.9
Premiums, discounts and deferred financing costs, net	(29.9)	(35.7)
Total carrying amount of third-party debt	11,124.8	11,309.2
Finance lease obligations (note 9)	25.3	15.8
Total third-party debt and finance lease obligations	11,150.1	11,325.0
Related-party debt (note 11)	1,815.8	1,815.8
Total debt and finance lease obligations	12,965.9	13,140.8
Current portion of debt and finance lease obligations	(1,014.5)	(1,107.0)
Long-term debt and finance lease obligations	€11,951.4	€12,033.8

Credit Facilities. We have entered into a Senior Secured Credit Facility agreement with certain financial institutions and a Senior Credit Facility agreement with a non-consolidated special purpose financing entity (as described under Credit Facilities below) (the Credit Facilities). Our Credit Facilities contain certain covenants, the more notable of which are as follows:

•Our Credit Facilities contain certain consolidated net leverage ratios, as specified in the relevant Credit Facility, which are required to be complied with (i) on an incurrence basis and/or (ii) in respect of our Senior Secured Credit Facilities, when the associated revolving facilities have been drawn beyond a specified percentage of the total available revolving credit commitments on a maintenance basis;

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
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

Senior and Senior Secured Notes. Ziggo B.V., Ziggo Bond Company B.V. and VZ Secured Financing B.V. have issued certain Senior and Senior Secured Notes, respectively. In general, our Senior and Senior Secured Notes are senior obligations of the issuer of such notes that rank equally with all of the existing and future senior debt of such issuer and are senior to all existing and future subordinated debt of such issuer. Our Senior Secured Notes (i) contain certain guarantees from other subsidiaries of VodafoneZiggo Group B.V. (as specified in the applicable indenture), and (ii) are secured by certain pledges or liens over certain assets and/or shares of certain subsidiaries of VodafoneZiggo Group B.V. In addition, the indentures governing our Senior and Senior Secured Notes contain certain covenants, the more notable of which are as follows:

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
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
Credit Facilities

The Credit Facilities are the Senior and Senior Secured Credit Facilities of certain subsidiaries of VodafoneZiggo Group B.V. The details of our borrowings under the Credit Facilities as of December 31, 2023 are summarized in the following table:

Credit Facility	Maturity	Interest rate	Facility amount (in borrowing currency) (a)	Outstanding principal amount	Unused borrowing capacity	Carrying value (b)
			in millions

Senior Secured Facilities:
Facility H (c)	January 31, 2029	EURIBOR + 3.0%	€2,250.0	€2,250.0	€—	€2,242.5
Facility I	April 30, 2028	Term SOFR + 2.5%	$2,525.0	2,282.1	—	2,278.0
Revolving Facility G1 (d)	January 31, 2026	(d)	€125.0	—	125.0	—
Revolving Facility G2 (d)	September 30, 2029	(d)	€725.0	—	725.0	—
Total Senior Secured Facilities				4,532.1	850.0	4,520.5
Senior Facilities:
Financing Facility (e)	January 15, 2029	2.875%	€2.3	2.3	—	2.3
Total				€4,534.4	€850.0	€4,522.8
_______________

(a)Amounts represent total third-party facility amounts as of December 31, 2023.

(b)Amounts are net of unamortized premiums, discounts and deferred financing costs, as applicable.

(c)Facility H has a EURIBOR floor of 0.0%.

(d)On December 21, 2023, the original revolving facility was bifurcated into two facilities, namely Revolving Facility G1 and Revolving Facility G2 (collectively, the “Revolving Facilities”), of €125.0 million and €725.0 million with maturity dates of January 31, 2026 and September 30, 2029, respectively. The Revolving Facilities bear interest at EURIBOR + 2.75% (subject to a margin ratchet) and each have a fee on unused commitments of 40% of such margin per year.
(e)Amounts represent borrowings that are owed to a non-consolidated special purpose financing entity that has issued notes to finance the purchase of receivables due from our company to certain other third parties for amounts that we and our subsidiaries have vendor financed. To the extent that the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund this excess cash facility.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
Senior and Senior Secured Notes

The details of the outstanding Senior and Senior Secured Notes as of December 31, 2023 are summarized in the following table:

			Outstanding principal amount
Senior and Senior Secured Notes	Maturity	Interest rate	Borrowing currency	Euro equivalent	Carrying value (a)
			in millions

2027 Senior Notes	January 15, 2027	6.000%	$625.0	€564.9	€558.7
2030 Dollar Senior Secured Notes	January 15, 2030	4.875%	$991.0	895.7	902.0
2030 Euro Senior Secured Notes	January 15, 2030	2.875%	€502.5	502.5	501.7
2030 Euro Senior Notes	February 28, 2030	3.375%	€900.0	900.0	896.5
2030 Dollar Senior Notes	February 28, 2030	5.125%	$500.0	451.9	449.1
2032 Dollar Senior Secured Notes	January 15, 2032	5.000%	$1,525.0	1,378.3	1,370.9
2032 Euro Senior Secured Notes	January 15, 2032	3.500%	€750.0	750.0	746.1
Total				€5,443.3	€5,425.0
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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
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
_______________

(a)The redemption prices applicable to the 2032 Senior Secured Notes shall, subject to certain limitations, increase or decrease by a maximum of 0.125% per annum depending on if we have achieved certain sustainability-linked performance targets.

Financing Transactions

Below we provide summary descriptions of certain financing transactions completed during 2023, 2022 and 2021. A portion of our financing transactions may include non-cash borrowings and repayments. During the years ended December 31, 2023, 2022 and 2021, non-cash borrowings and repayments aggregated nil, €1,974.4 million and €173.0 million, respectively.

2023 Financing Transactions. In December 2023, we amended our Revolving Facility to provide for an additional €50.0 million of borrowing capacity and the Revolving Facility was split into two Revolving Facilities tranches (G1 and G2). Revolving Facility G1 has a maximum borrowing capacity of €125.0 million and matures in 2026. Revolving Facility G2 has a maximum borrowing capacity of €725.0 million and matures in 2029. This brings the total commitments under our Revolving Credit Facilities to €850.0 million.

2022 Financing Transactions. In January 2022, we issued (i) $1,525.0 million (€1,347.5 million) principal amount of 5.0% sustainability-linked Senior Secured Notes (the 2032 Dollar Senior Secured Notes) at an issue price of 99.0% of par and (ii) €750.0 million principal amount of 3.5% sustainability-linked Senior Secured Notes (the 2032 Euro Senior Secured Notes, and together with the 2032 Dollar Senior Secured Notes, the 2032 Senior Secured Notes) at an issue price of par, each in accordance with our new SFF and maturing on January 15, 2032. From July 16, 2026 and thereafter, the interest rates applicable to the 2032 Senior Secured Notes shall increase by a maximum of 0.25% per annum unless we have achieved certain sustainability-linked performance targets.

The net proceeds of the issuance of these notes have been used to (i) redeem in full the outstanding principal amount of our 2027 Dollar Senior Secured Notes ($1,600.0 million) at a premium of 2.750% and (ii) redeem in full the outstanding principal amount of our 2027 Euro Senior Secured Notes (€620.0 million) at a premium of 2.125%.

In connection with this transaction, we recognized a net loss on debt extinguishment of €71.1 million related to (i) the payment of €52.0 million of redemption premiums and (ii) the write-off of €19.1 million of fair value adjustments and unamortized deferred financing costs.

2021 Financing Transactions. In March 2021, pursuant to a private placement, we issued $200.0 million (€163.3 million) principal amount of 2030 Dollar Senior Secured Notes at an issue price of 104.25% of par. The net proceeds from the issuance

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
of these notes were used to redeem 10% of the original aggregate principal amount of our 2027 Dollar Senior Secured Notes at a premium of 3%. In connection with this transaction, we recognized a net loss on debt extinguishment of €7.6 million related to (i) the payment of €5.0 million of redemption premiums and (ii) the write-off of €2.6 million of fair value adjustments and unamortized deferred financing costs.

Maturities of Debt

The euro equivalents of the maturities of our debt as of December 31, 2023 are presented below:

	Third-party	Related-party	Total
	in millions

Year ending December 31:
2024 (a)	€1,006.6	€—	€1,006.6
2025	40.5	—	40.5
2026	129.8	—	129.8
2027	564.9	—	564.9
2028	2,282.1	—	2,282.1
Thereafter	7,130.8	1,815.8	8,946.6
Total debt maturities	11,154.7	1,815.8	12,970.5
Premiums, discounts and deferred financing costs, net	(29.9)	—	(29.9)
Total debt	€11,124.8	€1,815.8	€12,940.6
Current portion	€1,006.6	€—	€1,006.6
Long-term portion	€10,118.2	€1,815.8	€11,934.0
_______________

(a)Third-party amounts include vendor financing obligations of €999.6 million, as set forth below (in millions):

Year ending December 31:
2024 (1)	€999.6
Current portion	€999.6
Long-term portion	€—

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
Vendor Financing Obligations
A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2023	2022
	in millions

Balance at January 1	€999.5	€999.7
Operating-related vendor financing additions	776.1	733.6
Capital-related vendor financing additions	374.0	462.8
Principal payments on operating-related vendor financing	(738.8)	(715.8)
Principal payments on capital-related vendor financing	(456.9)	(532.4)
Other	45.7	51.6
Balance at December 31	€999.6	€999.5

(9) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.
Lease Balances

A summary of our ROU assets and lease liabilities is set forth below:

	December 31,
	2023	2022
	in millions

ROU assets:
Operating leases (a)	€306.2	€345.6
Finance leases (b)	24.7	15.7
Total ROU assets	€330.9	€361.3

Lease liabilities:
Operating leases (c)	€301.6	€346.3
Finance leases (d)	25.3	15.8
Total lease liabilities	€326.9	€362.1
_______________

(a)    Our operating lease ROU assets are included in other assets, net, on our consolidated balance sheets. At December 31, 2023, the weighted average remaining lease term for operating leases was 6.7 years and the weighted average discount rate was 4.2%. During 2023, 2022 and 2021, we recorded non-cash additions to our operating ROU assets of €27.2 million, €31.6 million and €30.5 million , respectively.

(b)    Our finance lease ROU assets are included in property and equipment, net, on our consolidated balance sheets. At December 31, 2023, the weighted average remaining lease term for finance leases was 3.9 years and the weighted average discount rate was 4.2%. During 2023, 2022 and 2021, we recorded non-cash additions to our finance ROU assets of €17.6 million, €4.6 million and €6.4 million, respectively.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
(c)     The current and long-term portions of our operating lease liabilities are included within accrued and other current liabilities and other long-term liabilities, respectively, on our consolidated balance sheets.

(d)     The current and long-term portions of our finance lease obligations are included within current portion of third-party debt and finance lease obligations and long-term debt and finance lease obligations, respectively, on our consolidated balance sheets.
A summary of our aggregate lease expense is set forth below:

	Year ended December 31,
	2023	2022	2021
	in millions

Finance lease expense:
Depreciation and amortization	€8.0	€8.4	€9.4
Interest expense	1.1	0.5	0.5
Total finance lease expense	9.1	8.9	9.9
Operating lease expense (a)	80.0	79.2	83.3
Variable lease expense, net (b)	6.8	1.8	(1.0)
Total lease expense	€95.9	€89.9	€92.2
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Year ended December 31,
	2023	2022	2021
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	€82.3	€85.5	€84.6
Operating cash outflows from finance leases	1.1	0.5	0.5
Financing cash outflows from finance leases	8.2	8.2	9.0
Total cash outflows from operating and finance leases	€91.6	€94.2	€94.1

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
Maturities of our operating and finance lease obligations as of December 31, 2023 are presented below. Amounts presented below represent euro equivalents based on December 31, 2023, exchange rates:

	Operating leases	Finance leases
	in millions

Year ending December 31:
2024	€75.9	€9.0
2025	58.6	6.8
2026	48.3	4.9
2027	40.5	4.0
2028	33.4	2.5
Thereafter	90.1	0.7
Total principal and interest payments	346.8	27.9
Less: present value discount	(45.2)	(2.6)
Present value of net minimum lease payments	€301.6	€25.3
Current portion	€67.0	€7.9
Long-term portion	€234.6	€17.4

(10) Income Taxes

Our consolidated financial statements include the income taxes of VodafoneZiggo and its subsidiaries.

Components of income tax benefit (expense) consist of:

	Year ended December 31,
	2023	2022	2021
	in millions

Current income tax expense	€(85.8)	€(148.7)	€(61.8)
Deferred income tax benefit (expense)	182.5	(54.0)	0.7
Total income tax benefit (expense)	€96.7	€(202.7)	€(61.1)

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
Income tax benefit (expense) attributable to our result before income taxes differs from the amounts computed using the Dutch income tax rate of 25.8% (2022: 25.8% and 2021: 25.0%) as a result of the following:

	Year ended December 31,
	2023	2022	2021
	in millions

Computed "expected" tax benefit (expense)	€146.6	€(148.9)	€19.2
Enacted tax law and rate changes (a)	—	—	(35.3)
Change in valuation allowances (b)	(48.9)	(55.4)	(42.4)
Non-deductible expenses	(1.0)	(0.4)	(1.1)
Other, net	—	2.0	(1.5)
Total income tax benefit (expense)	€96.7	€(202.7)	€(61.1)
_______________
(a)     On December 27, 2021, legislation was enacted in the Netherlands to increase the Dutch corporate income tax rate from 25.0% to 25.8% effective January 1, 2022. The impact of this rate change on our deferred tax balances was recorded during the fourth quarter of 2021.

(b)     As of January 1, 2022, the interest deduction is limited to 20% of fiscal EBITDA. This limits our ability to recover non-deductible interest as well as losses on debt extinguishment; therefore, we have recorded a valuation allowance in respect of these items.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2023	2022
	in millions

Deferred tax assets:
Debt and interest	€170.3	€169.0
Other future deductible amounts	9.3	12.6
Deferred tax assets	179.6	181.6
Valuation allowance (a)	(146.7)	(97.8)
Deferred tax assets, net of valuation allowance	32.9	83.8

Deferred tax liabilities:
Intangible assets	(785.7)	(917.0)
Property and equipment, net	(163.6)	(152.1)
Derivative instruments	(124.8)	(237.7)
Other future taxable amounts	(3.4)	(4.1)
Deferred tax liabilities	(1,077.5)	(1,310.9)
Net deferred tax liabilities	€(1,044.6)	€(1,227.1)
_______________

(a) Our deferred income tax valuation allowance increased by €48.9 million in 2023. This increase reflects the impact of the interest deduction limitation being reduced to 20% of fiscal EBITDA as of January 1, 2022.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
To stimulate innovation in the Netherlands, Dutch income tax law includes a facility under which profits attributable to qualifying innovative activities are taxed at a reduced tax rate of 9.0% (the Innovation Box Regime). We have entered into discussions with the Dutch tax authority regarding the applicability of the Innovation Box Regime to VodafoneZiggo. As the outcome of these discussions is pending, we have not accrued any potential tax benefits.

In December 2021, the Organization for Economic Co-Operation and Development (OECD)/G20 Inclusive Framework on Base Erosion and Profit Shifting (BEPS) released Model Global Anti-Base Erosion (GLoBE) rules under Pillar Two. These rules provide for the taxation of certain large multinational corporations at a minimum rate of 15%, calculated on a jurisdictional basis. The Netherlands has enacted legislation to implement many aspects of the Pillar Two rules beginning on January 1, 2024, with certain remaining impacts to be effective from January 1, 2025. We do not currently anticipate that Pillar Two legislation will have a material impact on our consolidated financial statements considering that we anticipate our Pillar Two effective tax rate to be higher than the minimum rate for the jurisdiction in which we operate.

In the normal course of business, our income tax filings are subject to review by the Dutch tax authority. In connection with such review, disputes could arise with the tax authority over the interpretation or application of certain income tax rules related to our business. Such disputes may result in future tax and interest and penalty assessments by the tax authority. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the tax authority in either cash or agreement of income tax positions or (ii) the date when the tax authority is statutorily prohibited from adjusting the company’s tax computations. In this respect, tax filings for the years 2019 - 2022 are still open for examination by the Dutch tax authority.

There were no material unrecognized tax benefits during 2023, 2022 or 2021.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
(11)    Related-party Transactions
Our related-party transactions for the periods are as follows:

	Year ended December 31,
	2023	2022	2021
	in millions

Revenue	€20.4	€20.5	€16.4
Programming and other direct costs of services	(61.2)	(59.7)	(29.8)
Selling, general and administrative recharges	8.3	10.4	15.6
Share-based compensation expense	—	—	(0.5)
Impairment, restructuring and other operating items, net	—	0.4	(1.5)
Charges for JV Services:
Charges from Liberty Global:
Operating (a)	(85.9)	(89.9)	(86.5)
Capital (b)	(16.3)	(16.3)	(16.3)
Total Liberty Global corporate charges	(102.2)	(106.2)	(102.8)
Charges from Vodafone:
Operating (c)	(74.5)	(78.1)	(82.2)
Brand fees (d)	(30.0)	(30.0)	(30.0)
Total Vodafone corporate charges	(104.5)	(108.1)	(112.2)
Total charges for JV Services	(206.7)	(214.3)	(215.0)
Included in operating income	(239.2)	(242.7)	(214.8)
Interest expense	(102.2)	(102.2)	(95.5)
Included in earnings (loss) before income taxes	€(341.4)	€(344.9)	€(310.3)
Property and equipment additions, net	€191.5	€215.3	€186.4
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

Charges for JV Services - Framework and Trade Mark Agreements. Pursuant to a framework and a trade name agreement (collectively, the JV Service Agreements), Liberty Global and Vodafone charge us fees for certain services provided to us by

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
the respective subsidiaries of the Shareholders (collectively, the JV Services). The JV Services are provided to us on a transitional basis. Pursuant to the terms of the JV Service Agreements, the JV Services can be terminated based on specified notice periods. The JV Services provided by the respective subsidiaries of the Shareholders consist primarily of (i) technology and other services, (ii) capital-related expenditures for assets that we use or otherwise benefit us, and (iii) brand name and procurement fees. The fees that Liberty Global and Vodafone charge us for the JV Services, as set forth in the table above, include both fixed and usage-based fees. The JV Service Agreements are currently under revision, including technical descriptions and commercial terms, and are expected to be finalized in the first half of 2024. Whilst the revision of the agreement is ongoing, the current agreement has been extended to March 31, 2024.

Interest expense. Amounts relate to the Liberty Global Notes and the Vodafone Notes, as defined and described below.

Property and equipment additions, net. These amounts, which are cash settled, represent customer premises and network-related equipment acquired from certain Liberty Global and Vodafone subsidiaries, which subsidiaries centrally procure equipment on behalf of our company.

The following table provides details of our related-party balances:

	December 31,
	2023	2022
	in millions

Assets:
Related-party receivables (a)	€23.0	€47.4

Liabilities:
Accounts payable (b)	150.9	150.8
Accrued and other current liabilities (b)	4.4	15.7
Debt (c):
Liberty Global Notes	907.9	907.9
Vodafone Notes	907.9	907.9
Other long-term liabilities (d)	2.0	2.2
Total liabilities	€1,973.1	€1,984.5
_______________

(a)Represents non-interest bearing receivables from certain Liberty Global and Vodafone subsidiaries.

(b)Represents non-interest bearing payables, accrued capital expenditures and other accrued liabilities related to transactions with certain Liberty Global and Vodafone subsidiaries that are cash settled.

(c)Represents debt obligations, as further described below.

(d)Represents operating lease liabilities related to Vodafone.

Related-party Debt

Liberty Global Notes

The Liberty Global Notes, which are owed by VodafoneZiggo Group B.V., comprise (i) a euro-denominated note payable to a subsidiary of Liberty Global with a principal amount of €700.0 million at December 31, 2023 (the Liberty Global Note Payable I) and (ii) a euro-denominated note payable to a subsidiary of Liberty Global entered into during the third quarter of 2020 with a principal amount of €207.9 million at December 31, 2023 (the Liberty Global Note Payable II, and, together with the Liberty Global Note Payable I, the Liberty Global Notes Payable), out of which, €103.9 million was drawn during July 2021, to fund the final installment of spectrum license fees due to the Dutch government. The Liberty Global Notes Payable

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
each bear interest at a fixed rate of 5.55% and have a final maturity date of December 31, 2030. During the year ended December 31, 2023, interest accrued on the Liberty Global Notes Payable was €51.1 million, all of which has been cash settled.

Vodafone Notes

The Vodafone Notes, which are owed by VodafoneZiggo Group B.V., comprise (i) a euro-denominated note payable to a subsidiary of Vodafone with a principal amount of €700.0 million at December 31, 2023 (the Vodafone Note Payable I) and (ii) a euro-denominated note payable to a subsidiary of Vodafone entered into during the third quarter of 2020 with a principal amount of €207.9 million at December 31, 2023 (the Vodafone Note Payable II, and, together with the Vodafone Note Payable I, the Vodafone Notes Payable), out of which, €103.9 million was drawn during July 2021, to fund the final installment of spectrum license fees due to the Dutch government. The Vodafone Notes Payable each bear interest at a fixed rate of 5.55% and have a final maturity date of December 31, 2030. During the year ended December 31, 2023, interest accrued on the Vodafone Notes Payable was €51.1 million, all of which has been cash settled.

Shareholders Agreement

In connection with the JV Transaction, on December 31, 2016, Liberty Global and Vodafone entered into a shareholders agreement (the Shareholders Agreement) with VodafoneZiggo in respect of the VodafoneZiggo JV. Each Shareholder holds 50% of the issued share capital of VodafoneZiggo. The Shareholders Agreement contains customary provisions for the governance of a 50:50 joint venture that result in Liberty Global and Vodafone having joint control over decision making with respect to the VodafoneZiggo JV. Furthermore, each Shareholder has the right to initiate an initial public offering (IPO) of the VodafoneZiggo JV with the opportunity for the other Shareholder to sell shares in the IPO on a pro rata basis. As of January 1, 2021, each Shareholder has the right to initiate a sale of all of its interest in the VodafoneZiggo JV to a third party and, under certain circumstances, initiate a sale of the entire VodafoneZiggo JV, subject, in each case, to a right of first offer in favor of the other Shareholder.

The Shareholders Agreement also provides (i) for a dividend policy that requires the VodafoneZiggo JV to distribute all unrestricted cash to the Shareholders as soon as reasonably practicable following each three month period (subject to the VodafoneZiggo JV maintaining a minimum amount of cash and complying with the terms of financing arrangements of its subsidiaries) and (ii) that the VodafoneZiggo JV will be managed with a leverage ratio of between 4.5 and 5.0 times Covenant EBITDA (as calculated pursuant to existing financing arrangements of its subsidiaries) with the VodafoneZiggo JV undertaking periodic recapitalizations and/or refinancings accordingly.

In accordance with the dividend policy prescribed in the Shareholders Agreement, VodafoneZiggo made total distributions of €200.0 million, €500.0 million and €530.0 million during 2023, 2022 and 2021, respectively, to its Shareholders. The distributions are reflected as a decrease to owners’ equity in our consolidated statements of owners’ equity.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
(12)    Commitments and Contingencies
Commitments

As further described in note 11, we have commitments related to the JV Service Agreements. Additionally, in the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, purchases of customer premises and other equipment and services and other items. The following table sets forth these commitments as of December 31, 2023. The commitments included in this table do not reflect any liabilities that are included in our December 31, 2023 consolidated balance sheet.

	Payments due during:
	2024	2025	2026	2027	2028	Thereafter	Total
	in millions

Programming commitments	€142.9	€96.3	€53.2	€32.0	€14.1	€—	€338.5
Purchase commitments	275.1	18.7	4.4	1.0	—	—	299.2
JV Service Agreements (a)	107.9	31.9	31.9	30.5	30.0	—	232.2
Other commitments	28.5	18.7	10.3	9.8	9.5	24.0	100.8
Total	€554.4	€165.6	€99.8	€73.3	€53.6	€24.0	€970.7
_______________

(a)Amounts represent fixed minimum charges from Liberty Global and Vodafone pursuant to the JV Service Agreements. In addition to the fixed minimum charges, the JV Service Agreements provide for certain JV Services to be charged to us based upon usage of the services received. The fixed minimum charges set forth in the table above exclude fees for the usage-based services as these fees will vary from period to period. Accordingly, we expect to incur charges in addition to those set forth in the table above for usage-based services. The JV Service Agreements are currently under revision, including technical descriptions and commercial terms, and are expected to be finalized in the first half of 2024. Whilst the revision of the agreement is ongoing, the current agreement has been extended to March 31, 2024. For additional information regarding fees related to the JV Service Agreements, see note 11.

Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services or (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, during 2023, 2022 and 2021 the programming and copyright costs incurred by our operations aggregated €284.3 million, €301.5 million and €315.0 million, respectively.

Purchase commitments include unconditional and legally binding obligations related to the purchase of customer premises equipment (CPE), other equipment and mobile handsets.

Other commitments primarily include sponsorships and certain fixed minimum contractual commitments. In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) multi-employer defined benefit plans, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2023, see note 4.

We provide retirement benefits to our subsidiaries’ employees via multiemployer benefit plans and a defined contribution plan. The aggregate expense of our matching contributions under the various multiemployer benefit plans was €25.2 million, €28.8 million and €30.4 million during 2023, 2022 and 2021, respectively. The aggregate expense of our matching contributions under the defined contribution plan was €22.4 million, €20.0 million and €19.2 million during 2023, 2022 and 2021, respectively.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
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

Regulations and Contingencies

Spectrum auction. The Dutch Government is planning to auction 300 MHz in the 3.5 GHz band for mobile services. This auction has been delayed as a result of court rulings regarding the protection of satellite services and is currently expected to take place in Q2 or Q3 2024. Further delays are possible.

VAT. Our application of VAT with respect to certain mobile revenue generating activities has been challenged by the Dutch tax authorities in two different court cases. The Dutch tax authorities challenged the multipurpose character of certain mobile subscriptions that we entered into during 2017 and 2018. The initial verdict in both cases was in favor of the tax authorities. We appealed these decisions to the higher court and the hearing of both cases was held in February 2023. In May 2023, the higher court ruled in favor of the Dutch tax authorities in both cases. Accordingly, in 2023, we recorded a provision for litigation of €33.4 million and related interest expense of €2.5 million. We have filed an appeal in cassation and the timing of the final outcome remains uncertain.

Other regulatory matters. Broadband internet, video distribution, fixed-line telephony, mobile and content businesses are subject to significant regulation and supervision by various regulatory bodies in the Netherlands, including Dutch and European Union (E.U.) authorities. Adverse regulatory developments could subject our business to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our business to various penalties.

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
(13)    Segment Reporting
We have one reportable segment that provides fixed, mobile and integrated communication and entertainment services to consumers and businesses in the Netherlands.

Our revenue by major category is set forth below:

	Year ended December 31,
	2023	2022	2021
	in millions

Consumer fixed revenue (a):
Subscription revenue	€1,997.7	€2,023.3	€2,076.8
Non-subscription revenue	12.0	13.0	25.1
Total consumer fixed revenue	2,009.7	2,036.3	2,101.9
Consumer mobile revenue (b):
Subscription revenue	707.4	673.7	644.2
Non-subscription revenue	263.6	236.7	247.9
Total consumer mobile revenue	971.0	910.4	892.1
Total consumer revenue	2,980.7	2,946.7	2,994.0
B2B fixed revenue (c):
Subscription revenue	549.5	528.8	516.9
Non-subscription revenue	12.0	11.7	13.5
Total B2B fixed revenue	561.5	540.5	530.4
B2B mobile revenue (d):
Subscription revenue	397.3	392.0	364.8
Non-subscription revenue	146.7	151.7	130.2
Total B2B mobile revenue	544.0	543.7	495.0
Total B2B revenue	1,105.5	1,084.2	1,025.4
Other revenue (e)	28.5	34.7	57.5
Total	€4,114.7	€4,065.6	€4,076.9
_______________

(a)Consumer fixed revenue is classified as either subscription revenue or non-subscription revenue. Consumer fixed subscription revenue includes revenue from subscribers for ongoing broadband internet, video and fixed-line telephony services offered to residential customers and the amortization of installation fee. Consumer fixed non-subscription revenue includes, among other items, interconnect, channel carriage fees, late fees and revenue from the sale of equipment. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. As a result, changes in the stand-alone pricing of our fixed and mobile products or the composition of bundles can contribute to changes in our product revenue categories from period to period.

(b)Consumer mobile revenue is classified as either subscription revenue or non-subscription revenue. Consumer mobile subscription revenue includes revenue from ongoing mobile and data services offered under postpaid and prepaid arrangements to residential customers. Consumer mobile non-subscription revenue includes, among other items, interconnect revenue, mobile handset and accessories sales, and late fees.

(c)B2B fixed revenue is classified as either subscription revenue or non-subscription revenue. B2B fixed subscription revenue includes revenue from business broadband internet, video, fixed-line telephony and data services, offered to Small or Home Office (SOHO) customers and small and medium to large enterprises. B2B fixed non-subscription revenue includes, among other items, revenue from hosting services, installation fees, carriage fees and interconnect.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2023 (unaudited), 2022 and 2021 (unaudited)
(d)B2B mobile revenue is classified as either subscription revenue or non-subscription revenue. B2B mobile subscription revenue includes revenue from ongoing mobile and data services offered to SOHO, small and medium to large enterprise customers as well as wholesale customers. B2B mobile non-subscription revenue includes, among other items, interconnect (including visitor) revenue, mobile handset and accessories sales, site sharing revenue and late fees.
(e)Other revenue includes, among other items, programming and advertising.