Form 10-Q
period 2024-03-31
Liberty Global Ltd.
filed 2024-05-01
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding common shares of Liberty Global Ltd. as of April 22, 2024 was: 172,161,088 class A common shares, 12,988,658 class B common shares and 187,571,790 class C common shares.

LIBERTY GLOBAL LTD.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2024	December 31, 2023
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,139.6	$1,415.9
Trade receivables, net (note 3)	858.6	870.1
Short-term investments (measured at fair value on a recurring basis) (note 4)	1,652.8	1,990.5
Derivative instruments (note 5)	525.5	518.1
Other current assets (notes 3 and 4)	692.9	847.0
Total current assets	4,869.4	5,641.6
Investments and related notes receivable (including $3,571.9 million and $3,408.5 million, respectively, measured at fair value on a recurring basis) (note 4)	13,462.3	13,396.1
Property and equipment, net (notes 7 and 9)	7,048.3	7,360.2
Goodwill (note 7)	9,905.9	10,477.0
Intangible assets subject to amortization, net (note 7)	1,832.2	2,053.6
Operating lease right-of-use (ROU) assets (note 9)	2,225.6	1,761.8
Other assets, net (notes 3 and 5)	1,216.0	1,397.6
Total assets	$40,559.7	$42,087.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2024	December 31, 2023
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$537.3	$689.8
Deferred revenue (note 3)	293.8	249.2
Current portion of debt and finance lease obligations (notes 8 and 9)	737.8	806.8
Accrued capital expenditures	236.4	229.5
Accrued income taxes	163.9	263.9
Derivative instruments (note 5)	317.6	426.8
Other accrued and current liabilities (note 9)	1,517.1	1,666.8
Total current liabilities	3,803.9	4,332.8
Long-term debt and finance lease obligations (notes 8 and 9)	14,782.6	14,959.1
Long-term operating lease liabilities (note 9)	1,882.7	1,652.1
Other long-term liabilities (notes 3 and 5)	1,699.1	2,136.5
Total liabilities	22,168.3	23,080.5

Commitments and contingencies (notes 5, 8, 9, 10 and 14)

Equity (note 11):
Liberty Global shareholders:
Class A common shares, $0.01 nominal value. Issued and outstanding 172,152,979 and 171,463,760 shares, respectively	1.7	1.7
Class B common shares, $0.01 nominal value. Issued and outstanding 12,988,658 and 12,988,658 shares, respectively	0.1	0.1
Class C common shares, $0.01 nominal value. Issued and outstanding 190,031,873 and 198,153,613 shares, respectively	1.9	2.0
Additional paid-in capital	1,206.2	1,322.6
Accumulated earnings	16,076.0	15,566.0
Accumulated other comprehensive earnings, net of taxes	1,143.3	2,170.3
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	18,429.1	19,062.6
Noncontrolling interests	(37.7)	(55.2)
Total equity	18,391.4	19,007.4
Total liabilities and equity	$40,559.7	$42,087.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2024	2023
	in millions, except per share amounts

Revenue (notes 3, 4 and 15)	$1,945.1	$1,868.4
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 9)	672.1	570.7
Other operating (notes 9 and 12)	308.6	301.6
Selling, general and administrative (SG&A) (notes 9 and 12)	427.6	415.4
Depreciation and amortization	480.7	526.9
Impairment, restructuring and other operating items, net (note 9)	33.5	16.4
	1,922.5	1,831.0
Operating income	22.6	37.4
Non-operating income (expense):
Interest expense	(253.5)	(200.9)
Realized and unrealized gains (losses) on derivative instruments, net (note 5)	565.3	(34.4)
Foreign currency transaction gains (losses), net	69.1	(302.9)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (notes 4 and 6)	114.9	(5.5)
Share of results of affiliates, net (note 4)	(8.0)	(238.6)
Other income, net	43.5	43.9
	531.3	(738.4)
Earnings (loss) before income taxes	553.9	(701.0)
Income tax expense (note 10)	(26.9)	(12.5)
Net earnings (loss)	527.0	(713.5)
Net earnings attributable to noncontrolling interests	(17.0)	(7.9)
Net earnings (loss) attributable to Liberty Global shareholders	$510.0	$(721.4)

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 13)	$1.35	$(1.59)
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 13)	$1.32	$(1.59)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,
	2024	2023
	in millions

Net earnings (loss)	$527.0	$(713.5)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(1,039.3)	701.3
Reclassification adjustments included in net earnings (loss)	(1.3)	(0.2)
Pension-related adjustments and other	14.2	(3.5)
Other comprehensive earnings (loss)	(1,026.4)	697.6
Comprehensive loss	(499.4)	(15.9)
Comprehensive earnings attributable to noncontrolling interests	(17.6)	(8.4)
Comprehensive loss attributable to Liberty Global shareholders	$(517.0)	$(24.3)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2023	$1.8	$0.1	$2.7	$2,300.8	$19,617.7	$513.4	$(0.1)	$22,436.4	$137.0	$22,573.4
Net loss	—	—	—	—	(721.4)	—	—	(721.4)	7.9	(713.5)
Other comprehensive earnings, net of taxes	—	—	—	—	—	697.1	—	697.1	0.5	697.6
Repurchases and cancellations of Liberty Global common shares (note 11)	—	—	(0.1)	(236.7)	—	—	—	(236.8)	—	(236.8)
Share-based compensation (note 12)	—	—	—	34.9	—	—	—	34.9	—	34.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	12.2	—	—	—	12.2	1.7	13.9
Balance at March 31, 2023	$1.8	$0.1	$2.6	$2,111.2	$18,896.3	$1,210.5	$(0.1)	$22,222.4	$147.1	$22,369.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2024	$1.7	$0.1	$2.0	$1,322.6	$15,566.0	$2,170.3	$(0.1)	$19,062.6	$(55.2)	$19,007.4
Net earnings	—	—	—	—	510.0	—	—	510.0	17.0	527.0
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,027.0)	—	(1,027.0)	0.6	(1,026.4)
Repurchases and cancellations of Liberty Global common shares (note 11)	—	—	(0.1)	(170.4)	—	—	—	(170.5)	—	(170.5)
Share-based compensation (note 12)	—	—	—	35.4	—	—	—	35.4	—	35.4
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	18.6	—	—	—	18.6	(0.1)	18.5
Balance at March 31, 2024	$1.7	$0.1	$1.9	$1,206.2	$16,076.0	$1,143.3	$(0.1)	$18,429.1	$(37.7)	$18,391.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2024	2023
	in millions

Cash flows from operating activities:
Net earnings (loss)	$527.0	$(713.5)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	44.6	43.8
Depreciation and amortization	480.7	526.9
Impairment, restructuring and other operating items, net	33.5	16.4
Amortization of deferred financing costs and non-cash interest	17.4	13.4
Realized and unrealized losses (gains) on derivative instruments, net	(565.3)	34.4
Foreign currency transaction losses (gains), net	(69.1)	302.9
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	(114.9)	5.5
Share of results of affiliates, net	8.0	238.6
Deferred income tax expense (benefit)	3.8	(27.6)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(120.0)	(133.0)
Net cash provided by operating activities	245.7	307.8

Cash flows from investing activities:
Cash received from the sale of investments	1,152.8	2,471.8
Cash paid for investments	(993.9)	(3,631.7)
Capital expenditures, net	(350.8)	(377.2)
Cash paid in connection with acquisitions, net of cash acquired	(3.7)	(93.8)
Dividend distributions received from the VMO2 JV	—	198.3
Other investing activities, net	(16.1)	9.4
Net cash used by investing activities	$(211.7)	$(1,423.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended March 31,
	2024	2023
	in millions

Cash flows from financing activities:
Borrowings of debt	$2.1	$1,220.3
Operating-related vendor financing additions	159.8	141.4
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(5.9)	(6.7)
Principal payments on operating-related vendor financing	(191.0)	(143.5)
Principal payments on capital-related vendor financing	(45.1)	(104.5)
Principal payments on finance leases	(4.0)	(2.4)
Repurchases of Liberty Global common shares	(176.3)	(229.3)
Net cash paid related to derivative instruments	(1.5)	(62.1)
Other financing activities, net	(22.1)	0.6
Net cash provided (used) by financing activities	(284.0)	813.8

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(25.6)	22.0
Net decrease in cash and cash equivalents and restricted cash	(275.6)	(279.6)
Cash and cash equivalents and restricted cash:
Beginning of period	1,422.9	1,732.4
Net decrease	(275.6)	(279.6)
End of period	$1,147.3	$1,452.8

Cash paid for interest	$284.5	$284.1
Net cash paid for taxes	$102.8	$99.0

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$1,139.6	$1,446.2
Restricted cash included in other current assets and other assets, net	7.7	6.6
Total cash and cash equivalents and restricted cash	$1,147.3	$1,452.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(unaudited)

(1)   Basis of Presentation

Liberty Global Ltd. (Liberty Global) is an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe.

As a result of a series of mergers that were completed on June 7, 2013, Liberty Global plc became the publicly-held parent company of the successors by merger of Liberty Global, Inc. (the predecessor to Liberty Global plc) and Virgin Media Inc. (Virgin Media). On November 23, 2023, Liberty Global plc completed a statutory scheme of arrangement, pursuant to which a new Bermudan company, Liberty Global Ltd., became the sole shareholder of Liberty Global plc and the parent entity of the entire group of Liberty Global companies (the Redomiciliation). The Redomiciliation resulted in the Liberty Global group parent company changing its jurisdiction of incorporation from England and Wales to Bermuda. In these notes, except where context dictates otherwise, the terms “we”, “our”, “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessors) or collectively to Liberty Global (or its predecessors) and its subsidiaries and any of its joint ventures.

Our businesses provide residential and business-to-business (B2B) communications services in (i) Switzerland, which we refer to as “Sunrise”, and Slovakia through certain wholly-owned subsidiaries that we collectively refer to as “Sunrise Holding”, (ii) Belgium and Luxembourg through certain wholly-owned subsidiaries that we collectively refer to as “Telenet” and (iii) Ireland through another wholly-owned subsidiary (VM Ireland). In addition, we own 50% noncontrolling interests in (a) a 50:50 joint venture (the VMO2 JV) with Telefónica SA (Telefónica), which provides residential and B2B communication services in the United Kingdom (U.K.), and (b) a 50:50 joint venture (the VodafoneZiggo JV) with Vodafone Group plc (Vodafone), which provides residential and B2B communication services in the Netherlands. We also own (1) a 50% noncontrolling voting interest in a joint venture (the AtlasEdge JV), which is a leading European Edge data center platform, and (2) a 25% noncontrolling interest in a joint venture (the nexfibre JV), which is constructing a new fiber network in the U.K. outside of the existing footprint of the VMO2 JV.

We have announced our intention to spin-off our operations at Sunrise and certain other Liberty Global subsidiaries (together, the Sunrise Entities), which is expected to close during the fourth quarter of 2024.

In October 2023, we completed the Telenet Takeover Bid (as defined and described in note 11), pursuant to which we increased our ownership interest in Telenet to 100%.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2023 consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K, as amended (our 10-K).

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2024.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
(2)   Recent Accounting Pronouncements

ASU 2023-09

In December 2023, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency of income tax matters within financial statements, providing stakeholders with a clearer understanding of tax positions and their associated risks and uncertainties. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. There is a further requirement that public business entities will need to disclose a tabular reconciliation, using both percentages and reporting currency amounts. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements and disclosures.

ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07), which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures regarding significant segment expenses. ASU 2023-07 requires public companies to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 also requires a public entity to disclose, on an annual and interim basis for each reportable segment, an amount for other segment items and a description of its composition. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and is required to be applied on a retrospective basis. We are currently evaluating the impact of ASU 2023-07 on our consolidated financial statements and disclosures.

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $54.1 million and $58.0 million at March 31, 2024 and December 31, 2023, respectively.
If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $43.3 million and $45.8 million as of March 31, 2024 and December 31, 2023, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $307.4 million and $267.6 million as of March 31, 2024 and December 31, 2023, respectively. The increase in deferred revenue for the three months ended March 31, 2024 is primarily due to the net effect of (a) the impact of additions during the period and (b) the recognition of $158.2 million of revenue that was included in our deferred revenue balance at December 31, 2023. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $80.3 million and $84.1 million at March 31, 2024 and December 31, 2023, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $20.9 million and $19.4 million during the three months ended March 31, 2024 and 2023, respectively, to operating costs and expenses related to these assets.

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
(4)    Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2024	December 31, 2023	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMO2 JV	$7,175.1	$7,248.5	50.0
VodafoneZiggo JV (c)	1,998.5	2,055.4	50.0
AtlasEdge JV	272.0	250.8	48.2
All3Media Ltd. (All3Media) (d)	149.4	144.2	50.0
Formula E Holdings Ltd (Formula E)	101.9	99.1	35.9
nexfibre JV	67.8	55.9	25.0
Other	125.7	133.7
Total — equity	9,890.4	9,987.6
Fair value:
Short-term:
Separately-managed accounts (SMAs) (e)	1,652.8	1,990.5
Long-term:
Vodafone - subject to re-use rights (f)	1,187.6	1,168.1	4.9
EdgeConneX, Inc. (EdgeConneX)	402.8	318.3	5.2
Televisa Univision, Inc. (Televisa Univision)	388.3	388.3	6.0
SMAs (e)	376.7	285.6
ITV plc (ITV)	371.9	321.9	9.9
Plume Design, Inc. (Plume) (g)	167.3	168.4	11.5
Pax8, Inc.	101.1	100.3	5.6
CANAL+ Polska S.A.	75.2	76.4	17.0
Lions Gate Entertainment Corp. (Lionsgate)	63.6	69.6	2.8
Aviatrix Systems, Inc. (Aviatrix)	41.2	55.5	3.3
Lacework, Inc. (Lacework)	26.6	94.2	3.3
Other	369.6	361.9
Total — fair value	5,224.7	5,399.0
Total investments (h)	$15,115.1	$15,386.6
Short-term investments	$1,652.8	$1,990.5
Long-term investments	$13,462.3	$13,396.1
_______________

(a)Our ownership percentages are determined based on our legal ownership as of the most recent balance sheet date or are estimated based on the number of shares we own and the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal the respective fair values. At March 31, 2024 and December 31, 2023, the aggregate carrying amounts of our equity method investments exceeded our proportionate share

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
of the respective investee’s net assets by $1,213.8 million and $1,234.7 million, respectively, which primarily includes amounts associated with the VodafoneZiggo JV Receivables, as defined below, and amounts we are owed under a long-term note receivable from All3Media.

(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global comprising (i) a euro-denominated note receivable with a principal amount of $755.8 million and $774.5 million at March 31, 2024 and December 31, 2023, respectively, (the VodafoneZiggo JV Receivable I) and (ii) a euro-denominated note receivable with a principal amount of $224.4 million and $230.0 million at March 31, 2024 and December 31, 2023, respectively, (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at 5.55% and have a final maturity date of December 31, 2030. During the three months ended March 31, 2024, interest accrued on the VodafoneZiggo JV Receivables was $13.8 million, all of which has been cash settled.

(d)On February 16, 2024, Liberty Global, together with joint owner Warner Bros. Discovery, Inc., reached a definitive agreement to sell 100% of All3Media to RedBird IMI. We expect to receive approximately £315.0 million ($397.7 million) of total cash proceeds from the sale. Regulatory clearance was obtained in April 2024 and we expect the transaction to close in the second quarter of 2024.

(e)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. With the exception of our SMA in a leveraged structured note, all of our investments held under SMAs were classified as available-for-sale debt securities as of March 31, 2024. Our SMA held in a leveraged structured note is accounted for at fair value and the associated gains or losses are included in realized and unrealized gains (losses) due to changes in fair values of certain investments, net, in our condensed consolidated statements of operations. At March 31, 2024 and December 31, 2023, interest accrued on our debt securities, which is included in other current assets on our condensed consolidated balance sheets, was $35.2 million and $34.6 million, respectively.

(f)In connection with our investment in Vodafone, we entered into a share collar (the Vodafone Collar) with respect to the Vodafone shares held by our company. The aggregate purchase price paid to acquire our investment in Vodafone was partially financed through borrowings under a secured borrowing agreement (the Vodafone Collar Loan) collateralized by the Vodafone shares. Under the terms of the Vodafone Collar, the counterparty has the right to re-use pledged Vodafone shares. At March 31, 2024 and December 31, 2023, the net fair value of our investment in Vodafone was $122.3 million and $115.5 million, respectively.

(g)Our investment in Plume includes warrants with a fair value of $60.9 million and $61.3 million at March 31, 2024 and December 31, 2023, respectively.

(h)The purchase and sale of investments are presented on a gross basis in our condensed consolidated statements of cash flows, including amounts associated with SMAs.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2024	2023
	in millions

nexfibre JV	$12.4	$(8.6)
All3Media	(10.1)	0.3
AtlasEdge JV	(9.1)	(10.1)
VodafoneZiggo JV (a)	6.6	(35.7)
Formula E	(4.5)	0.2
VMO2 JV (b)	0.7	(178.5)
Other, net	(4.0)	(6.2)
Total	$(8.0)	$(238.6)
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

VMO2 JV

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by or will otherwise benefit the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services it provides during the term of the U.K. JV Framework Agreement. We recorded revenue from the VMO2 JV of $112.3 million and $65.8 million during the three months ended March 31, 2024 and 2023, respectively, primarily related to (a) the U.K. JV Services and (b) the sale of customer premises equipment (CPE) to the VMO2 JV at a mark-up. At March 31, 2024 and December 31, 2023, $29.4 million and $18.6 million, respectively, was due from the VMO2 JV related to the aforementioned transactions. The amounts due from the VMO2 JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets. In addition, during the three months ended March 31, 2023, we received a dividend distribution from the VMO2 JV aggregating $198.3 million, which was accounted for as a return of capital for purposes of our condensed consolidated statement of cash flows.

The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Revenue	$3,282.8	$3,162.7
Earnings (loss) before income taxes	$43.0	$(454.0)
Net earnings (loss)	$22.7	$(352.1)

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided during the term of the NL JV Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $62.1 million and $65.0 million during the three months ended March 31, 2024 and 2023, respectively, primarily related to (a) the NL JV Services and (b) the sale of CPE to the VodafoneZiggo JV at a mark-up. At March 31, 2024 and December 31, 2023, $37.6 million and $24.2 million, respectively, was due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Revenue	$1,114.0	$1,083.4
Loss before income taxes	$(25.5)	$(108.9)
Net loss	$(13.6)	$(88.1)

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair value, net:

	Three months ended March 31,
	2024	2023
	in millions

EdgeConneX	$71.8	$11.9
Lacework	(67.6)	(21.4)
ITV	50.0	45.1
Vodafone	48.2	(37.4)
SMAs	19.3	(14.5)
Aviatrix	(14.3)	—
Lionsgate	(6.0)	34.1
Plume	(1.1)	(17.5)
Other, net	14.6	(5.8)
Total	$114.9	$(5.5)

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
Debt Securities
The following tables set forth a summary of our debt securities at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized cost basis	Accumulated unrealized gains	Fair value
	in millions

Commercial paper	$903.4	$0.6	$904.0
Government bonds	431.1	(0.3)	430.8
Certificates of deposit	300.7	—	300.7
Corporate debt securities	245.1	(0.1)	245.0
Structured note (a)	(a)	(a)	147.0
Other debt securities	2.0	—	2.0
Total debt securities	$1,882.3	$0.2	$2,029.5
______________

(a)Amount represents an investment in a leveraged structured note issued by a third-party investment bank, which is accounted for at fair value. The return on the leveraged structured note is based on changes in the fair value of a proportionate amount of debt issued by various Liberty Global consolidated subsidiaries and affiliates (including the VMO2 JV and the VodafoneZiggo JV). The proportionate amount of debt associated with the return on the leveraged structured note may change from time to time as a result of open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or prepayments, in each case, completed by Liberty Global consolidated subsidiaries and affiliates. While the structured note itself contains leverage, our at-risk investment is the estimated fair value as reported. During the three months ended March 31, 2024, we invested an additional $46.6 million in the leveraged structured note. At March 31, 2024, the proportionate amount of debt issued by Liberty Global consolidated subsidiaries and affiliates associated with the return on the leveraged structured note is summarized in the following table:

Proportion of debt associated with the return on the leveraged structured note

Subsidiary:
Sunrise Holding	40.08%
Telenet	18.62%

Affiliate:
VMO2 JV	21.23%
VodafoneZiggo JV	20.07%
Total	100.00%

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)

	December 31, 2023
	Amortized cost basis	Accumulated unrealized gains	Fair value
	in millions

Commercial paper	$1,066.5	$(0.1)	$1,066.4
Government bonds	504.7	0.3	505.0
Certificates of deposit	373.1	0.1	373.2
Corporate debt securities	226.6	(0.1)	226.5
Structured note (a)	(a)	(a)	95.8
Other debt securities	9.2	—	9.2
Total debt securities	$2,180.1	$0.2	$2,276.1
______________

(a)Amount represents an investment in a leveraged structured note issued by a third-party investment bank, which is accounted for at fair value. At December 31, 2023, the proportionate amount of debt issued by Liberty Global consolidated subsidiaries and affiliates associated with the return on the leveraged structured note is summarized in the following table:

Proportion of debt associated with the return on the leveraged structured note

Subsidiary:
Sunrise Holding	32.91%
Telenet	28.23%

Affiliate:
VMO2 JV	31.49%
VodafoneZiggo JV	7.37%
Total	100.00%

We received proceeds from the sale of debt securities of $1.1 billion and $2.4 billion during the three months ended March 31, 2024 and 2023, respectively, the majority of which were reinvested in new debt securities held under SMAs. The sale of debt securities resulted in realized net losses of $11.2 million and $19.2 million during the three months ended March 31, 2024 and 2023, respectively.

The fair values of our debt securities as of March 31, 2024 by contractual maturity are shown below (in millions):

Due in one year or less	$1,652.8
Due in one to five years	329.1
Due in five to ten years	47.6
Total (a)	$2,029.5
_______________

(a)The weighted average life of our total debt securities was 0.8 years as of March 31, 2024.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2024			December 31, 2023
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$515.1	$456.9	$972.0	$515.6	$427.5	$943.1
Equity-related derivative instruments (c)	—	304.5	304.5	—	310.7	310.7
Foreign currency forward and option contracts	10.2	0.6	10.8	2.3	0.6	2.9
Other	0.2	—	0.2	0.2	—	0.2
Total	$525.5	$762.0	$1,287.5	$518.1	$738.8	$1,256.9
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$220.4	$581.8	$802.2	$369.9	$948.5	$1,318.4
Equity-related derivative instruments (c)	90.7	—	90.7	47.4	—	47.4
Foreign currency forward and option contracts	6.5	2.5	9.0	9.5	4.5	14.0
Total	$317.6	$584.3	$901.9	$426.8	$953.0	$1,379.8
_______________

(a)Our long-term derivative assets and long-term derivative liabilities are included in other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 8). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net losses of $48.8 million and $21.4 million during the three months ended March 31, 2024 and 2023, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended March 31,
	2024	2023
	in millions

Cross-currency and interest rate derivative contracts	$598.1	$(66.9)
Equity-related derivative instruments	(43.5)	31.7
Foreign currency forward and option contracts	10.7	0.8
Total	$565.3	$(34.4)
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

	Three months ended March 31,
	2024	2023
	in millions

Operating activities	$58.1	$56.0
Financing activities	(1.5)	(62.1)
Total	$56.6	$(6.1)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At March 31, 2024, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $394.0 million.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2024, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at March 31, 2024:

	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

Sunrise Holding	$250.0		€220.6		1.5
	$4,275.0	CHF	3,912.7	(a)	4.5
	€1,952.6	CHF	2,176.5		3.0

Telenet	$3,940.0		€3,489.6	(a)	2.8
	€45.2		$50.0	(b)	0.8
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to March 31, 2024. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2024:

	Pays fixed rate			Receives fixed rate
	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

Sunrise Holding	$3,419.4	(a)	2.3	$3,249.2	2.4

Telenet	$3,650.7	(a)	4.2	$291.5	0.8

Other (b)	$—		—	$25.9	1.5
_______________

(a)Includes forward-starting derivative instruments.

(b)    Represents contracts associated with our investment in a leveraged structured note. For additional information, see note 4.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at March 31, 2024:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Sunrise Holding	$3,597.1	0.5

Telenet	$3,493.4	0.5

VM Ireland	$971.7	0.8

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At March 31, 2024, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.2 billion and $4.5 billion, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Decrease to borrowing costs at March 31, 2024 (a)

Sunrise Holding	(3.60)%
VM Ireland	(3.56)%
Telenet	(2.98)%
Total decrease to borrowing costs	(3.32)%
_______________

(a)Represents the effect of derivative instruments in effect at March 31, 2024 and does not include forward-starting derivative instruments.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of March 31, 2024, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $1.6 billion.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
(6)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of March 31, 2024 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used for nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets, property and equipment and the implied value of goodwill. The valuation of reporting units is based on an income-based approach (discounted cash flows) based on assumptions in our long-range business plans or a market-based approach (current multiples of comparable public companies and guideline transactions) and, in some cases, a combination of an income-based approach and a market-based approach. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue growth and Adjusted EBITDA margin (as defined in note 15), and terminal growth rates, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three months ended March 31, 2024 and 2023, we did not perform any significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2024 using:
Description	March 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$972.0	$—	$972.0	$—
Equity-related derivative instruments	304.5	—	—	304.5
Foreign currency forward and option contracts	10.8	—	10.8	—
Other	0.2	—	0.2	—
Total derivative instruments	1,287.5	—	983.0	304.5
Investments:
SMAs	2,029.5	407.0	1,622.5	—
Other investments	3,195.2	1,623.2	0.1	1,571.9
Total investments	5,224.7	2,030.2	1,622.6	1,571.9
Total assets	$6,512.2	$2,030.2	$2,605.6	$1,876.4

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$802.2	$—	$802.2	$—
Equity-related derivative instruments	90.7	—	—	90.7
Foreign currency forward and option contracts	9.0	—	9.0	—
Total liabilities	$901.9	$—	$811.2	$90.7

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2024	$1,563.1	$263.3	$1,826.4
Gains (losses) included in net earnings (a):
Realized and unrealized losses on derivative instruments, net	—	(43.5)	(43.5)
Realized and unrealized gains due to changes in fair values of certain investments, net	3.4	—	3.4
Additions	30.2	—	30.2
Foreign currency translation adjustments and other, net	(24.8)	(6.0)	(30.8)
Balance of net assets at March 31, 2024 (b)	$1,571.9	$213.8	$1,785.7
_______________

(a)Amounts primarily relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2024.

(b)As of March 31, 2024, $369.4 million of our Level 3 investments were accounted for under the measurement alternative at cost less impairment, adjusted for observable price changes.

(7)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2024	December 31, 2023
	in millions

Distribution systems	$10,350.9	$10,638.0
Support equipment, buildings and land	3,996.1	4,116.0
Customer premises equipment	1,339.5	1,354.7
Total property and equipment, gross	15,686.5	16,108.7
Accumulated depreciation	(8,638.2)	(8,748.5)
Total property and equipment, net	$7,048.3	$7,360.2

During the three months ended March 31, 2024 and 2023, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $39.8 million and $42.3 million, respectively, which exclude related value-added taxes (VAT) of $5.1 million and $6.7 million, respectively, that were also financed under these arrangements.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2024 are set forth below:

	January 1, 2024	Acquisitions and related adjustments	Foreign currency translation adjustments and other	March 31, 2024
	in millions

Sunrise	$7,168.7	$3.1	$(496.8)	$6,675.0
Telenet	2,976.9	2.8	(72.2)	2,907.5
VM Ireland	268.1	—	(6.5)	261.6
Central and Other	63.3	—	(1.5)	61.8
Total	$10,477.0	$5.9	$(577.0)	$9,905.9

If, among other factors the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$2,327.6	$(1,374.3)	$953.3	$2,489.5	$(1,370.8)	$1,118.7
Other	1,480.6	(601.7)	878.9	1,538.3	(603.4)	934.9
Total	$3,808.2	$(1,976.0)	$1,832.2	$4,027.8	$(1,974.2)	$2,053.6

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
(8)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2024			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	March 31, 2024	December 31, 2023
		in millions

Sunrise Holding Bank Facility (c)	7.70%	€707.0	$763.4	$3,597.1	$3,626.4
Sunrise Holding SPE Notes	4.57%	—	—	1,654.8	1,664.9
Sunrise Holding Senior Notes	4.77%	—	—	817.1	826.1
Telenet Credit Facility (d)	6.95%	€615.0	664.0	4,454.3	4,507.9
Telenet Senior Secured Notes	4.76%	—	—	1,583.0	1,597.6
VM Ireland Credit Facility (e)	7.36%	€100.0	108.0	971.7	995.8
Vodafone Collar Loan (f)	2.95%	—	—	1,358.2	1,391.9
Vendor financing (g)	4.97%	—	—	708.0	768.7
Other (h)	5.90%	—	—	458.3	478.3
Total debt before deferred financing costs, discounts and premiums (i)	6.09%		$1,535.4	$15,602.5	$15,857.6

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	March 31, 2024	December 31, 2023
	in millions

Total debt before deferred financing costs, discounts and premiums	$15,602.5	$15,857.6
Deferred financing costs, discounts and premiums, net	(134.4)	(149.7)
Total carrying amount of debt	15,468.1	15,707.9
Finance lease obligations (note 9)	52.3	58.0
Total debt and finance lease obligations	15,520.4	15,765.9
Current portion of debt and finance lease obligations	(737.8)	(806.8)
Long-term debt and finance lease obligations	$14,782.6	$14,959.1
_______________

(a)Represents the weighted average interest rate in effect at March 31, 2024 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.41% at March 31, 2024. The weighted average interest rate calculation includes principal amounts outstanding associated with all of our secured and unsecured borrowings. For information regarding our derivative instruments, see note 5.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2024 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table provides our

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
borrowing availability and amounts available to loan or distribute in accordance with the terms of the respective subsidiary facilities (i) at March 31, 2024 and (ii) upon completion of the relevant March 31, 2024 compliance reporting requirements. These amounts do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to March 31, 2024, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

	Availability
	March 31, 2024		Upon completion of the relevant March 31, 2024 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
Sunrise Holding Bank Facility	€707.0	$763.4	€707.0	$763.4
Telenet Credit Facility	€615.0	$664.0	€615.0	$664.0
VM Ireland Credit Facility	€100.0	$108.0	€100.0	$108.0

Available to loan or distribute:
Sunrise Holding Bank Facility	€707.0	$763.4	€707.0	$763.4
Telenet Credit Facility	€615.0	$664.0	€615.0	$664.0
VM Ireland Credit Facility	€100.0	$108.0	€100.0	$108.0

(c)Unused borrowing capacity under the Sunrise Holding Bank Facility relates to an equivalent €707.0 million ($763.4 million) under the Sunrise Holding Revolving Facility, comprising (i) €697.0 million ($752.6 million) under Sunrise Holding Revolving Facility B and (ii) €10.0 million ($10.8 million) under Sunrise Holding Revolving Facility A. With the exception of €23.0 million ($24.8 million) of borrowings under the ancillary facilities, the Sunrise Holding Revolving Facility was undrawn at March 31, 2024. In February 2024, commitments under the Sunrise Holding Revolving Facility were reduced by €18.0 million ($19.4 million) and €60.0 million ($64.8 million) of commitments under Sunrise Holding Revolving Facility A were extended and redesignated under Sunrise Holding Revolving Facility B. As a result, the Sunrise Holding Revolving Facility now provides for maximum borrowing capacity of €730.0 million ($788.2 million), including €60.0 million under the related ancillary facilities. Sunrise Holding Revolving Facility A has a maximum borrowing capacity of €10.0 million and a final maturity date of May 31, 2026 and Sunrise Holding Revolving Facility B has a maximum borrowing capacity of €720.0 million ($777.4 million), including €60.0 million under the ancillary facilities, and a final maturity date of September 30, 2029.

(d)Unused borrowing capacity under the Telenet Credit Facility comprises (i) €570.0 million ($615.4 million) under Telenet Revolving Facility B, (ii) €25.0 million ($27.0 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($21.6 million) under the Telenet Revolving Facility, each of which were undrawn at March 31, 2024. In February 2024, the €30.0 million ($32.4 million) of commitments under Telenet Revolving Facility A were cancelled in full.

(e)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($108.0 million) under the VM Ireland Revolving Facility, which was undrawn at March 31, 2024.

(f)For information regarding the Vodafone Collar Loan, see note 4.

(g)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our condensed consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our condensed consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During the three months ended March 31, 2024 and 2023, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses were $159.8 million and $141.4 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(h)Amounts include $410.9 million and $430.8 million at March 31, 2024 and December 31, 2023, respectively, of liabilities related to Telenet’s acquisition of mobile spectrum licenses. Telenet will make annual payments for the license fees over the terms of the respective licenses.

(i)As of March 31, 2024 and December 31, 2023, our debt had an estimated fair value of $15.2 billion and $15.5 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 6.

General Information

At March 31, 2024, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise Sunrise Holding, Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K.

Maturities of Debt

Maturities of our debt as of March 31, 2024 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on March 31, 2024 exchange rates.

	Sunrise Holding (a)	Telenet	VM Ireland	Other (b)	Total
	in millions

Year ending December 31:
2024 (remainder of year)	$257.0	$346.0	$—	$10.7	$613.7
2025	67.8	71.6	—	321.6	461.0
2026	—	22.6	—	1,037.7	1,060.3
2027	—	23.2	—	—	23.2
2028	1,152.3	4,891.4	—	—	6,043.7
2029	3,666.7	1,222.0	971.7	—	5,860.4
Thereafter	1,250.0	290.2	—	—	1,540.2
Total debt maturities (c)	6,393.8	6,867.0	971.7	1,370.0	15,602.5
Deferred financing costs, discounts and premiums, net	(20.2)	(26.9)	(4.9)	(82.4)	(134.4)
Total debt	$6,373.6	$6,840.1	$966.8	$1,287.6	$15,468.1
Current portion	$324.8	$392.9	$—	$11.2	$728.9
Long-term portion	$6,048.8	$6,447.2	$966.8	$1,276.4	$14,739.2
_______________

(a)Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Sunrise Holding and Liberty Global.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
(b)Includes $1,358.2 million related to the Vodafone Collar Loan, which has settlement dates in 2025 and 2026 consistent with the Vodafone Collar. We may elect to use cash or the collective value of the related shares and Vodafone Collar to settle amounts under the Vodafone Collar Loan.

(c)Amounts include vendor financing obligations of $708.0 million, as set forth below:

	Sunrise Holding	Telenet	Other	Total
	in millions

Year ending December 31:
2024 (remainder of year)	$257.0	$323.8	$10.7	$591.5
2025	67.8	47.6	1.1	116.5
Total vendor financing maturities	$324.8	$371.4	$11.8	$708.0
Current portion	$324.8	$371.4	$11.2	$707.4
Long-term portion	$—	$—	$0.6	$0.6

Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2024	2023
	in millions

Balance at January 1	$768.7	$704.7
Operating-related vendor financing additions	159.8	141.4
Capital-related vendor financing additions	39.8	42.3
Principal payments on operating-related vendor financing	(191.0)	(143.5)
Principal payments on capital-related vendor financing	(45.1)	(104.5)
Foreign currency and other	(24.2)	14.9
Balance at March 31	$708.0	$655.3

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
(9) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities is set forth below:

	March 31, 2024	December 31, 2023
	in millions

ROU assets:
Finance leases (a)	$56.1	$57.9
Operating leases (b)	2,225.6	1,761.8
Total ROU assets	$2,281.7	$1,819.7

Lease liabilities:
Finance leases (c)	$52.3	$58.0
Operating leases (d)	2,060.9	1,803.9
Total lease liabilities	$2,113.2	$1,861.9
_______________

(a)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At March 31, 2024, the weighted average remaining lease term for finance leases was 10.6 years and the weighted average discount rate was 4.9%. During the three months ended March 31, 2024 and 2023, we recorded non-cash additions to our finance lease ROU assets of $0.5 million and $7.3 million, respectively.

(b)At March 31, 2024, the weighted average remaining lease term for operating leases was 9.9 years and the weighted average discount rate was 4.8%. During the three months ended March 31, 2024 and 2023, we recorded non-cash additions to our operating lease ROU assets of $29.4 million and $25.0 million, respectively.

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
A summary of our aggregate lease expense is set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Finance lease expense:
Depreciation and amortization	$2.1	$17.3
Interest expense	0.6	6.2
Total finance lease expense	2.7	23.5
Operating lease expense (a)	62.5	59.3
Short-term lease expense (a)	0.4	1.1
Variable lease expense (b)	0.3	0.4
Total lease expense	$65.9	$84.3
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$79.3	$59.9
Operating cash outflows from finance leases (interest component)	0.6	6.2
Financing cash outflows from finance leases (principal component)	4.0	2.4
Total cash outflows from operating and finance leases	$83.9	$68.5

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
Maturities of our operating and finance lease liabilities as of March 31, 2024 are presented below. Amounts represent U.S. dollar equivalents based on March 31, 2024 exchange rates.

	Operating leases	Finance leases
	in millions

Year ending December 31:
2024 (remainder of year)	$218.8	$8.2
2025	255.8	10.1
2026	238.7	7.9
2027	227.8	7.0
2028	219.2	4.4
2029	211.4	3.1
Thereafter	1,488.1	27.1
Total payments	2,859.8	67.8
Less: present value discount	(798.9)	(15.5)
Present value of lease payments	$2,060.9	$52.3
Current portion	$178.2	$8.9
Long-term portion	$1,882.7	$43.4

(10)    Income Taxes

Income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended March 31,
	2024	2023
	in millions

Computed “expected” tax benefit (expense) (a)	$(138.5)	$164.7
Non-deductible or non-taxable foreign currency exchange results	164.2	(88.2)
Non-deductible or non-taxable interest and other expenses	(27.1)	(26.1)
Change in valuation allowances	(20.9)	19.7
International rate differences (b)	(6.2)	(4.4)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(3.6)	(76.6)
Other, net	5.2	(1.6)
Total income tax expense	$(26.9)	$(12.5)
_______________

(a)The statutory or “expected” tax rates are the U.K. rates of 25.0% for the 2024 period and 23.5% for the 2023 period. The statutory rate for the 2023 period represents the blended rate in effect for the year ended December 31, 2023 based on the 19.0% statutory rate that was in effect for the first quarter of 2023 and the 25.0% statutory rate that is in effect from April 1, 2023. Although we are domiciled in Bermuda, we use the U.K. statutory rate to compute our “expected” tax benefit (expense) as management believes it is more meaningful.

(b)Amounts reflect adjustments (either a benefit or expense) to the “expected” tax benefit (expense) for statutory rates in jurisdictions in which we operate outside of the U.K.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
On August 16, 2022, the Inflation Reduction Act was signed into law in the U.S. Although this legislation does not increase the U.S. corporate income tax rate, it includes, among other provisions, a corporate alternative minimum tax (CAMT) on “adjusted financial statement income” that is effective for tax years beginning after December 31, 2022. CAMT did not have an impact on our consolidated financial statements through March 31, 2024, although we will continue to monitor additional guidance as it is issued to assess the impact to our tax position. We will disregard our CAMT status when evaluating our deferred tax assets under the regular U.S. tax system.

As of March 31, 2024, our unrecognized tax benefits were $443.3 million, of which $346.0 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors. During the next 12 months it is reasonably possible that the resolution of ongoing tax controversies, as well as the expiration of statutes of limitation and other items, could result in reductions to our unrecognized tax benefits related to tax positions taken as of March 31, 2024. The amount of such reductions could range up to $348.0 million. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

In December 2021, the Organization for Economic Co-Operation and Development (OECD)/G20 Inclusive Framework on Base Erosion and Profit Shifting (BEPS) released Model Global Anti-Base Erosion (GLoBE) rules under Pillar Two. These rules provide for the taxation of certain large multinational corporations at a minimum rate of 15%, calculated on a jurisdictional basis. Numerous countries in which we operate, including the U.K. and certain European Union (E.U.) member states, have enacted legislation to implement many aspects of the Pillar Two rules beginning on January 1, 2024, with certain remaining impacts to be effective from January 1, 2025. We do not currently anticipate that Pillar Two legislation will have a material impact on our consolidated financial statements, but we will continue to monitor future legislation and any additional guidance that is issued.

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

In January 2021, we petitioned the U.S. Tax Court with respect to unresolved issues related to our 2010 tax year for which we had already recognized an accrued liability for an uncertain tax position. In November 2023, we received an unfavorable decision which we will appeal to the Court of Appeals. In December 2023, we made a payment of the disputed tax in the amount of $315.0 million, which reduced our accrued liability for uncertain tax benefits on our consolidated balance sheet but will continue to be included in our inventory of unrecognized tax benefits as the position is not yet settled. We will continue to vigorously defend our position, however, due to the inherent uncertainty involved in the litigation process, there can be no assurance that the Court of Appeals will rule in our favor.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)

(11)    Equity

Share Repurchases

During the three months ended March 31, 2024, we repurchased 8,914,916 of our Class C common shares at an average price per share of $19.12, for an aggregate purchase price of $170.5 million, including direct acquisition costs.

Under our current share repurchase program, we are authorized during 2024 to repurchase up to 10% of our total outstanding shares as of December 31, 2023. As of March 31, 2024, the remaining number of our Class A and/or Class C common shares that we are authorized to repurchase during 2024 was 29.3 million. Based on the average of the respective closing share prices as of March 31, 2024, this would equate to additional share repurchases during the remainder of 2024 of approximately $506.3 million. However, the actual U.S. dollar amount of our share repurchases during the remainder of 2024 will be determined by the actual transaction date share prices during the year and could differ significantly from this amount.

Telenet Takeover Bid

On October 19, 2023, Liberty Global Belgium Holding B.V. (LGBH), an indirect wholly-owned subsidiary of Liberty Global, completed its public takeover bid for all of the shares of Telenet that we did not already own or that were not held by Telenet (the Telenet Takeover Bid). Telenet is now 100% owned by LGBH and Telenet shares have been delisted from Euronext Brussels.

(12)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Liberty Global (a):
Non-performance based incentive awards	$32.5	$29.2
Performance-based incentive awards	2.1	—
Other (b)	8.8	6.8
Total Liberty Global	43.4	36.0
Other	1.2	7.8
Total	$44.6	$43.8
Included in:
Other operating expense	$5.3	$2.2
SG&A expense	39.3	41.6
Total	$44.6	$43.8
_______________

(a)The 2024 amounts include share-based compensation expense related to certain Telenet Replacement Awards.

(b)Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global common shares. In the case of annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in common shares of Liberty Global in lieu of cash.

The following table provides the aggregate number of options, share appreciation rights (SARs) and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of March 31, 2024:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price

Held by Liberty Global employees:
Outstanding	23,892,259	$26.01	56,105,273	$25.23
Exercisable	18,609,643	$27.07	40,613,634	$26.16

Held by former Liberty Global employees (b):
Outstanding	1,062,927	$32.87	2,097,635	$32.03
Exercisable	1,030,850	$33.16	2,033,491	$32.29
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

(b)Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain split-off or disposal transactions. Although future exercises of these awards by former employees will not result in the recognition of share-based compensation expense, such exercises will increase the number of our outstanding common shares.

The following table provides the aggregate number of restricted share units (RSUs) and performance-based restricted share units (PSUs) that were outstanding as of March 31, 2024. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class C

Held by Liberty Global employees:
RSUs	2,393,441	5,210,720
PSUs	441,813	815,349
Held by former Liberty Global employees (a):
RSUs	14,304	28,593
_______________

(a)Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain split-off or disposal transactions. The future vesting of these RSUs and PSUs will increase the number of our outstanding common shares.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
(13)    Earnings (Loss) per Share

Basic earnings or loss per share (EPS) is computed by dividing net earnings or loss by the weighted average number of shares outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares from share-based incentive awards as if they had been exercised, vested or converted at the beginning of the periods presented. For additional information regarding our share-based incentive awards, see note 12.

The details of our basic and diluted weighted average common shares outstanding are set forth below:

	Three months ended March 31,
	2024	2023

Weighted average common shares outstanding (basic EPS computation)	377,747,016	454,394,944
Incremental shares attributable to the assumed exercise or release of outstanding share-based incentive awards upon vesting (treasury stock method)	7,362,615	—
Weighted average common shares outstanding (diluted EPS computation)	385,109,631	454,394,944

The calculation of diluted EPS excludes aggregate share-based incentive awards of 73.3 million for the three months ended March 31, 2024 because their effect would have been anti-dilutive.

We reported a net loss attributable to Liberty Global shareholders for the three months ended March 31, 2023. Therefore, the potentially dilutive effect at March 31, 2023 excludes 111.1 million shares issuable pursuant to outstanding share-based incentive awards in the computation of diluted net loss attributable to Liberty Global shareholders per share because their inclusion would have been anti-dilutive to the computation.

The details of our net earnings (loss) attributable to Liberty Global shareholders is set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Net earnings (loss)	$527.0	$(713.5)
Net earnings attributable to noncontrolling interests	(17.0)	(7.9)
Net earnings (loss) attributable to Liberty Global shareholders	$510.0	$(721.4)

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
(14)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to purchases of CPE and other equipment and services, programming contracts, network and connectivity commitments and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2024. The commitments included in this table do not reflect any liabilities that are included on our March 31, 2024 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2024
		2025	2026	2027	2028	2029	Thereafter	Total
	in millions

Purchase commitments	$642.0	$448.6	$394.8	$370.0	$364.7	$0.7	$0.5	$2,221.3
Programming commitments	161.5	139.0	61.5	31.8	—	—	—	393.8
Network and connectivity commitments	133.4	85.9	41.2	4.3	1.9	1.5	16.1	284.3
Other commitments	192.2	164.3	126.5	28.9	27.0	26.8	66.1	631.8
Total	$1,129.1	$837.8	$624.0	$435.0	$393.6	$29.0	$82.7	$3,531.2

Purchase commitments include unconditional and legally binding obligations related to (i) certain service-related commitments, including software development, information technology, maintenance and call center services and (ii) the purchase of network and other equipment and CPE.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $152.8 million and $154.1 million during the three months ended March 31, 2024 and 2023, respectively.

Network and connectivity commitments include (i) certain equipment and service-related commitments at Telenet and (ii) certain network capacity arrangements at Sunrise.

Other commitments include (i) our share of the funding commitment associated with the nexfibre JV and (ii) various sports sponsorships.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments, see note 5.

We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband communication systems. Such amounts are not included in the above table because they are not fixed or determinable.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
Swisscom MVNO Matter. On December 8, 2017, one of our subsidiaries, Sunrise GmbH, formerly known as UPC Schweiz GmbH, entered into a mobile virtual network operator (MVNO) agreement with Swisscom (Schweiz) AG (Swisscom), as subsequently amended (the Swisscom MVNO), for the provision of mobile network services to certain of Sunrise GmbH’s end customers. In January 2023, Swisscom filed a formal lawsuit against Sunrise GmbH, asserting that it is in breach of the Swisscom MVNO and claiming approximately CHF 90 million ($100 million) in damages. In April 2024, we agreed with Swisscom to resolve the matter, the terms of which are not material to us and, as a result, the lawsuit against Sunrise GmbH has been withdrawn.

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
(15)    Segment Reporting

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

Adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, “Adjusted EBITDA” is defined as net earnings (loss) before net income tax benefit (expense), other non-operating income or expenses, net share of results of affiliates, net gains (losses) on debt extinguishment, net realized and unrealized gains (losses) due to changes in fair values of certain investments, net foreign currency transaction gains (losses), net gains (losses) on derivative instruments, net interest expense, depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted EBITDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of net earnings or loss to Adjusted EBITDA is presented below.

As of March 31, 2024, our reportable segments are as follows:

Consolidated:
•Sunrise
•Telenet
•VM Ireland

Nonconsolidated:
•VMO2 JV
•VodafoneZiggo JV

All of our reportable segments derive their revenue primarily from residential and B2B communications services, including broadband internet, video, fixed-line telephony and mobile services.

Our “Central and Other” category primarily includes (i) services provided to the VMO2 JV, the VodafoneZiggo JV and various third parties related to service agreements, (ii) sales of CPE to the VMO2 JV and the VodafoneZiggo JV, (iii) certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iv) our operations in Slovakia.

Our centrally-managed technology and innovation function (our T&I Function) provides, and allocates charges for, certain products and services to our consolidated reportable segments (the Tech Framework). These products and services include CPE hardware and related essential software, maintenance, hosting and other services. Our consolidated reportable segments capitalize the combined cost of the CPE hardware and essential software as property and equipment additions and the corresponding amounts charged by our T&I Function are reflected as revenue when earned.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
During the second quarter of 2023, we determined to market and sell certain of our internally-developed software to third parties. As a result of these strategic and operational changes, from May 2023, proceeds from the licensing and related sale of products from this internally-developed software (including proceeds generated from our arrangements with the VMO2 JV and the VodafoneZiggo JV) were applied against the net book value of our existing internally-developed capitalized software. As of December 31, 2023, the net book value of our existing internally-developed software was reduced to zero, after which time we began recognizing revenue for such licensing and related sale of products. Further, from May 2023, we expense the costs of development of such software due to the fact that it is able to be externally marketed to third parties.

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

	Revenue
	Three months ended March 31,
	2024	2023
	in millions

Sunrise	$854.0	$807.4
Telenet	762.6	754.5
VM Ireland	123.0	123.0
Central and Other	269.6	244.5
Intersegment eliminations (a)	(64.1)	(61.0)
Total	$1,945.1	$1,868.4

VMO2 JV	$3,282.8	$3,162.7
VodafoneZiggo JV	$1,114.0	$1,083.4
______________

(a)Amounts primarily relate to the revenue recognized within our T&I Function related to the Tech Framework.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)

	Adjusted EBITDA
	Three months ended March 31,
	2024	2023
	in millions

Sunrise	$279.3	$263.0
Telenet	308.4	302.9
VM Ireland	40.0	41.5
Central and Other (a)	(31.0)	32.1
Intersegment eliminations (b)	(15.3)	(15.0)
Total	$581.4	$624.5

VMO2 JV	$1,073.6	$1,025.9
VodafoneZiggo JV	$519.0	$471.5
_______________

(a)The 2024 amount includes development costs related to our internally-developed software subsequent to our decision to externally market such software during the second quarter of 2023.

(b)Amounts relate to the Adjusted EBITDA impact within our T&I Function related to the Tech Framework.

The following table provides a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three months ended March 31,
	2024	2023
	in millions

Net earnings (loss)	$527.0	$(713.5)
Income tax expense	26.9	12.5
Other income, net	(43.5)	(43.9)
Share of results of affiliates, net	8.0	238.6
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	(114.9)	5.5
Foreign currency transaction losses (gains), net	(69.1)	302.9
Realized and unrealized losses (gains) on derivative instruments, net	(565.3)	34.4
Interest expense	253.5	200.9
Operating income	22.6	37.4
Impairment, restructuring and other operating items, net	33.5	16.4
Depreciation and amortization	480.7	526.9
Share-based compensation expense	44.6	43.8
Adjusted EBITDA	$581.4	$624.5

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
Property and Equipment Additions of our Reportable Segments

The property and equipment additions of our reportable segments (including capital additions financed under capital-related vendor financing or finance lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our condensed consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing and finance lease arrangements, see notes 7 and 9, respectively.

	Three months ended March 31,
	2024	2023
	in millions

Sunrise	$149.9	$149.0
Telenet	183.7	173.0
VM Ireland	39.4	33.1
Central and Other (a)	7.4	49.8
Intersegment eliminations (b)	(15.3)	(15.0)
Total property and equipment additions	365.1	389.9
Assets acquired under capital-related vendor financing arrangements	(39.8)	(42.3)
Assets acquired under finance leases	(0.5)	(7.3)
Changes in current liabilities related to capital expenditures	26.0	36.9
Total capital expenditures, net	$350.8	$377.2

Property and equipment additions:
VMO2 JV	$685.8	$590.6
VodafoneZiggo JV	$244.7	$250.4
_______________

(a)Includes (i) property and equipment additions representing centrally-owned assets that benefit our operating segments, including development costs related to our internally-developed software prior to our decision to externally market such software during the second quarter of 2023, (ii) the net impact of certain centrally-procured network equipment that is ultimately transferred to our operating segments and (iii) property and equipment additions of our operations in Slovakia.

(b)Amounts reflect the charge under the Tech Framework to each respective consolidated reportable segment related to the value attributed to centrally-held internally developed technology that is embedded within our various CPE, as well as any applicable markup.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$382.3	$359.5
Video	264.3	273.2
Fixed-line telephony	84.2	92.1
Total subscription revenue	730.8	724.8
Non-subscription revenue	13.7	14.3
Total residential fixed revenue	744.5	739.1
Residential mobile revenue (c):
Subscription revenue (b)	376.6	356.4
Non-subscription revenue	137.3	133.9
Total residential mobile revenue	513.9	490.3
Total residential revenue	1,258.4	1,229.4
B2B revenue (d):
Subscription revenue	144.9	133.4
Non-subscription revenue	231.0	223.8
Total B2B revenue	375.9	357.2
Other revenue (e)	310.8	281.8
Total	$1,945.1	$1,868.4
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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2024
(unaudited)
enterprises and, fixed-line and mobile services on a wholesale basis, to other operators and (b) revenue from long-term leases of portions of our network.

(e)Other revenue includes, among other items, (i) broadcasting revenue at Telenet, VM Ireland and Sunrise, (ii) revenue earned from the U.K. JV Services and NL JV Services and (iii) revenue earned from the sale of CPE to the VMO2 JV and VodafoneZiggo JV.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Switzerland	$854.0	$807.4
Belgium	720.0	716.6
Ireland	123.0	123.0
Slovakia	12.7	13.3
Other, including intersegment eliminations (a)	235.4	208.1
Total	$1,945.1	$1,868.4

VMO2 JV (U.K.)	$3,282.8	$3,162.7
VodafoneZiggo JV (Netherlands)	$1,114.0	$1,083.4
______________

(a)Revenue from our other geographic segments relates to (i) our Central functions, most of which are located in the Netherlands and the U.K., and (ii) certain other operations at Telenet, primarily in the U.S. and Luxembourg.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of changes in our results of operations and financial condition and is organized as follows:

•Forward-Looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.
•Overview. This section provides a general description of our business and recent events.
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2024 and 2023.
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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data is presented, as of March 31, 2024.
Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds may contain forward-looking statements, including statements regarding our business, product, foreign currency, hedging and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the potential impact of large-scale health crises on our company, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, interest rate risks, target leverage levels, debt covenants, our future projected contractual commitments and cash flows, our share repurchase programs and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors of our 10-K, as well as the following list of some, but not all, of the factors that could cause actual results or events (including with respect to affiliates) to differ materially from anticipated results or events:

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
•the effect of perceived health risks associated with electromagnetic radiation from base stations and associated equipment;
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
•the ability of suppliers and vendors (including our third-party wireless network provider, Three (Hutchison), under our MVNO arrangement at VM Ireland) to timely deliver quality products, equipment, software, services and access;
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
•our capital structure and factors related to our debt arrangements; and
•events that are outside of our control, such as political unrest in international markets, terrorist attacks, armed conflicts, malicious human acts, natural disasters, epidemics, pandemics and other similar events, including the ongoing invasion of Ukraine by Russia and the Israeli-Palestinian conflict.

The broadband distribution and mobile service industries are changing rapidly and, therefore, the forward-looking statements of expectations, plans and intents in this Quarterly Report are subject to a significant degree of risk. These forward-looking statements and the above-described risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Readers are cautioned not to place undue reliance on any forward-looking statement.

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

We have announced our intention to spin-off the Sunrise Entities, which is expected to close during the fourth quarter of 2024.

In October 2023, we completed the Telenet Takeover Bid, pursuant to which we increased our ownership interest in Telenet to 100%.

Operations

At March 31, 2024, we owned and operated networks that passed 8,552,900 homes and served 4,036,700 fixed-line customers and 5,887,500 mobile subscribers.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended March 31, 2024 was to the euro and Swiss franc, as 57.8% and 43.9% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro and Swiss franc, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each of our consolidated reportable segment’s results of operations. The noncontrolling owners’ interests at Telenet and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. Furthermore, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the VodafoneZiggo JV, we present 100% of the revenue and Adjusted EBITDA of those entities in the tables below.

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

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segments for the three months ended March 31, 2024, as compared to the corresponding period in 2023. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) with respect to our consolidated reportable segments, the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our reportable segments for the three months ended March 31, 2024 and 2023 at the end of this section.

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

The following table provides a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three months ended March 31,
	2024	2023
	in millions

Net earnings (loss)	$527.0	$(713.5)
Income tax expense	26.9	12.5
Other income, net	(43.5)	(43.9)
Share of results of affiliates, net	8.0	238.6
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	(114.9)	5.5
Foreign currency transaction losses (gains), net	(69.1)	302.9
Realized and unrealized losses (gains) on derivative instruments, net	(565.3)	34.4
Interest expense	253.5	200.9
Operating income	22.6	37.4
Impairment, restructuring and other operating items, net	33.5	16.4
Depreciation and amortization	480.7	526.9
Share-based compensation expense	44.6	43.8
Adjusted EBITDA	$581.4	$624.5

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

Revenue

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$854.0	$807.4	$46.6	5.8	$(0.3)	—
Telenet	762.6	754.5	8.1	1.1	(4.4)	(0.6)
VM Ireland	123.0	123.0	—	—	(1.5)	(1.2)
Central and Other	269.6	244.5	25.1	10.3	44.8	18.3
Intersegment eliminations	(64.1)	(61.0)	(3.1)	N.M.	(3.1)	N.M.
Total	$1,945.1	$1,868.4	$76.7	4.1	$35.5	1.9

VMO2 JV	$3,282.8	$3,162.7	$120.1	3.8
VodafoneZiggo JV	$1,114.0	$1,083.4	$30.6	2.8
_______________

N.M. — Not Meaningful.

Sunrise. The details of the increase in Sunrise’s revenue during the three months ended March 31, 2024, as compared to the corresponding period in 2023, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(5.7)	$—	$(5.7)
ARPU	(2.9)	—	(2.9)
Increase in residential fixed non-subscription revenue	—	1.4	1.4
Total increase (decrease) in residential fixed revenue	(8.6)	1.4	(7.2)
Increase (decrease) in residential mobile revenue (a)	3.4	(6.7)	(3.3)
Increase in B2B revenue (b)	2.1	5.3	7.4
Increase in other revenue	—	2.8	2.8
Total organic increase (decrease)	(3.1)	2.8	(0.3)
Impact of FX	33.0	13.9	46.9
Total	$29.9	$16.7	$46.6
_______________

(a)The increase in residential mobile subscription revenue is primarily attributable to an increase in the average number of mobile subscribers. The decrease in residential mobile non-subscription revenue is primarily due to lower revenue from handset sales.
(b)The increase in B2B non-subscription revenue is primarily attributable to higher interconnect revenue.

Telenet. The details of the increase in Telenet’s revenue during the three months ended March 31, 2024, as compared to the corresponding period in 2023, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(17.9)	$—	$(17.9)
ARPU	14.2	—	14.2
Decrease in residential fixed non-subscription revenue	—	(2.5)	(2.5)
Total decrease in residential fixed revenue	(3.7)	(2.5)	(6.2)
Increase in residential mobile revenue (a)	1.1	5.1	6.2
Increase (decrease) in B2B revenue (b)	6.0	(10.9)	(4.9)
Increase in other revenue	—	0.5	0.5
Total organic increase (decrease)	3.4	(7.8)	(4.4)
Impact of acquisitions	—	3.5	3.5
Impact of FX	6.4	2.6	9.0
Total	$9.8	$(1.7)	$8.1
_____________
(a)The increase in residential mobile non-subscription revenue is primarily attributable to an increase in revenue from handset sales.

(b)The increase in B2B subscription revenue is primarily due to an increase in the average number of customers. The decrease in B2B non-subscription revenue is primarily attributable to (i) lower interconnect revenue and (ii) a decrease in revenue from wholesale services.

VM Ireland. The details of the change in VM Ireland’s revenue during the three months ended March 31, 2024, as compared to the corresponding period in 2023, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(3.6)	$—	$(3.6)
ARPU	0.2	—	0.2
Decrease in residential fixed non-subscription revenue	—	(0.1)	(0.1)
Total decrease in residential fixed revenue	(3.4)	(0.1)	(3.5)
Increase (decrease) in residential mobile revenue	0.3	(0.5)	(0.2)
Increase in B2B revenue	0.2	0.2	0.4
Increase in other revenue	—	1.8	1.8
Total organic increase (decrease)	(2.9)	1.4	(1.5)
Impact of FX	1.0	0.5	1.5
Total	$(1.9)	$1.9	$—

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$279.3	$263.0	$16.3	6.2	$1.1	0.4
Telenet	308.4	302.9	5.5	1.8	0.2	0.1
VM Ireland	40.0	41.5	(1.5)	(3.6)	(2.0)	(4.9)
Central and Other	(31.0)	32.1	(63.1)	N.M.	(39.7)	N.M.
Intersegment eliminations	(15.3)	(15.0)	(0.3)	N.M.	(0.3)	N.M.
Total	$581.4	$624.5	$(43.1)	(6.9)	$(40.7)	(6.5)

VMO2 JV	$1,073.6	$1,025.9	$47.7	4.6
VodafoneZiggo JV	$519.0	$471.5	$47.5	10.1
_______________

N.M. — Not Meaningful.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2024	2023

Sunrise	32.7%	32.6%
Telenet	40.4%	40.1%
VM Ireland	32.5%	33.7%

VMO2 JV	32.7%	32.4%
VodafoneZiggo JV	46.6%	43.5%

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

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, see Discussion and Analysis of our Reportable Segments above.
Revenue
Our revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$382.3	$359.5	$22.8	6.3	$11.2	3.1
Video	264.3	273.2	(8.9)	(3.3)	(16.9)	(6.2)
Fixed-line telephony	84.2	92.1	(7.9)	(8.6)	(10.2)	(11.1)
Total subscription revenue	730.8	724.8	6.0	0.8	(15.9)	(2.2)
Non-subscription revenue	13.7	14.3	(0.6)	(4.2)	(1.2)	(8.4)
Total residential fixed revenue	744.5	739.1	5.4	0.7	(17.1)	(2.3)
Residential mobile revenue (c):
Subscription revenue (b)	376.6	356.4	20.2	5.7	4.8	1.3
Non-subscription revenue	137.3	133.9	3.4	2.5	(2.1)	(1.6)
Total residential mobile revenue	513.9	490.3	23.6	4.8	2.7	0.6
Total residential revenue	1,258.4	1,229.4	29.0	2.4	(14.4)	(1.2)
B2B revenue (d):
Subscription revenue	144.9	133.4	11.5	8.6	8.3	6.2
Non-subscription revenue	231.0	223.8	7.2	3.2	(5.0)	(2.2)
Total B2B revenue	375.9	357.2	18.7	5.2	3.3	0.9
Other revenue (e)	310.8	281.8	29.0	10.3	46.6	16.5
Total	$1,945.1	$1,868.4	$76.7	4.1	$35.5	1.9
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $30.6 million and $33.3 million during the three months ended March 31, 2024 and 2023, respectively.

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

(e)Other revenue includes, among other items, (i) broadcasting revenue at Telenet, VM Ireland and Sunrise, (ii) revenue earned from the U.K. JV Services and NL JV Services and (iii) revenue earned from the sale of CPE to the VMO2 JV and VodafoneZiggo JV.

Total revenue. Our consolidated revenue increased $76.7 million or 4.1% during the three months ended March 31, 2024, as compared to the corresponding period in 2023. On an organic basis, our consolidated revenue increased $35.5 million or 1.9%.

Residential revenue. The details of the increase in our consolidated residential revenue during the three months ended March 31, 2024, as compared to the corresponding period in 2023, are as follows (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(27.7)
ARPU	11.8
Decrease in residential fixed non-subscription revenue	(1.2)
Total decrease in residential fixed revenue	(17.1)
Increase in residential mobile subscription revenue	4.8
Decrease in residential mobile non-subscription revenue	(2.1)
Total organic decrease in residential revenue	(14.4)
Impact of FX	50.4
Total increase in residential revenue	$36.0

On an organic basis, our consolidated residential fixed subscription revenue decreased $15.9 million or 2.2% during the three months ended March 31, 2024, as compared to the corresponding period in 2023, primarily attributable to a decrease at Sunrise.

On an organic basis, our consolidated residential fixed non-subscription revenue decreased $1.2 million or 8.4% during the three months ended March 31, 2024, as compared to the corresponding period in 2023, primarily due to a decrease at Telenet.

On an organic basis, our consolidated residential mobile subscription revenue increased $4.8 million or 1.3% during the three months ended March 31, 2024, as compared to the corresponding period in 2023, primarily attributable to an increase at Sunrise.

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $2.1 million or 1.6% during the three months ended March 31, 2024, as compared to the corresponding period in 2023, primarily due to the net effect of (i) a decrease at Sunrise and (ii) an increase at Telenet.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $8.3 million or 6.2% during the three months ended March 31, 2024, as compared to the corresponding period in 2023, primarily attributable to an increase at Telenet.

On an organic basis, our consolidated B2B non-subscription revenue decreased $5.0 million or 2.2% during the three months ended March 31, 2024, as compared to the corresponding period in 2023, primarily due to the net effect of (i) a decrease at Telenet and (ii) an increase at Sunrise.

Other revenue. On an organic basis, our consolidated other revenue increased $46.6 million or 16.5% during the three months ended March 31, 2024, as compared to the corresponding period in 2023, primarily due to an increase at Central and Other related to revenue earned from the sale of CPE to the VMO2 JV.

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

The details of our programming and other direct costs of services are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$277.9	$263.3	$14.6	5.5	$(0.8)	(0.3)
Telenet	198.6	204.5	(5.9)	(2.9)	(9.7)	(4.7)
VM Ireland	37.4	36.0	1.4	3.9	1.0	2.8
Central and Other	178.5	87.0	91.5	N.M.	90.4	N.M.
Intersegment eliminations	(20.3)	(20.1)	(0.2)	N.M.	(0.2)	N.M.
Total	$672.1	$570.7	$101.4	17.8	$80.7	14.1
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $101.4 million or 17.8% during the three months ended March 31, 2024, as compared to the corresponding period in 2023. On an organic basis, our programming and other direct costs of services increased $80.7 million or 14.1%. This increase includes the following factors:

•An increase in costs of $45.3 million at Central and Other due to lower capitalization as a result of our decision during the second quarter of 2023 to market and sell certain of our internally-developed software to third parties;

•An increase in costs of $45.2 million at Central and Other related to the sale of CPE to the VMO2 JV; and

•A decrease in programming and copyright costs of $6.0 million or 3.1%, primarily attributable to lower costs for certain content at Telenet.

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
The details of our other operating expenses are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$135.0	$128.5	$6.5	5.1	$(0.9)	(0.7)
Telenet	135.0	129.9	5.1	3.9	3.3	2.5
VM Ireland	30.8	30.4	0.4	1.3	—	—
Central and Other	27.7	33.8	(6.1)	(18.0)	(6.2)	(18.3)
Intersegment eliminations	(25.2)	(23.2)	(2.0)	N.M.	(2.0)	N.M.
Total other operating expenses excluding share-based compensation expense	303.3	299.4	3.9	1.3	$(5.8)	(1.9)
Share-based compensation expense	5.3	2.2	3.1	N.M.
Total	$308.6	$301.6	$7.0	2.3
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) increased $3.9 million or 1.3% during the three months ended March 31, 2024, as compared to the corresponding period in 2023. On an organic basis, our other operating expenses decreased $5.8 million or 1.9%. This decrease includes the following factors:

•A decrease in core network and information technology-related costs of $7.9 million or 10.0%, primarily at Central and Other; and

•A decrease in customer service costs of $4.8 million or 12.8%, primarily related to lower call center costs at Sunrise and Telenet.

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

The details of our SG&A expenses are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$161.8	$152.6	$9.2	6.0	$0.3	0.2
Telenet	120.6	117.2	3.4	2.9	1.8	1.5
VM Ireland	14.8	15.1	(0.3)	(2.0)	(0.5)	(3.3)
Central and Other	94.4	91.6	2.8	3.1	0.3	0.3
Intersegment eliminations	(3.3)	(2.7)	(0.6)	N.M.	(0.6)	N.M.
Total SG&A expenses excluding share-based compensation expense	388.3	373.8	14.5	3.9	$1.3	0.3
Share-based compensation expense	39.3	41.6	(2.3)	(5.5)
Total	$427.6	$415.4	$12.2	2.9
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Three months ended March 31,		Increase		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

General and administrative (a)	$301.5	$289.8	$11.7	4.0	$2.0	0.7
External sales and marketing	86.8	84.0	2.8	3.3	(0.7)	(0.8)
Total	$388.3	$373.8	$14.5	3.9	$1.3	0.3
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $14.5 million or 3.9% during the three months ended March 31, 2024, as compared to the corresponding period in 2023. On an organic basis, our SG&A expenses increased $1.3 million or 0.3%. This increase includes the following factors:

•An increase in core network and information technology-related costs of $5.5 million or 19.2%, primarily due to higher information technology-related expenses at Sunrise;

•A decrease in business service costs of $5.4 million or 11.0%, primarily due to lower consulting costs, as decreases at Sunrise and Telenet were only partially offset by an increase at Central and Other; and

•An increase in personnel costs of $4.4 million or 2.6%, primarily due to the net effect of (i) an increase in temporary personnel costs at Telenet, (ii) lower staffing levels, primarily at Central and Other and Sunrise, and (iii) higher average costs per employee, primarily at Central and Other.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Liberty Global (a):
Non-performance based incentive awards	$32.5	$29.2
Performance based incentive awards	2.1	—
Other (b)	8.8	6.8
Total Liberty Global	43.4	36.0
Other	1.2	7.8
Total	$44.6	$43.8
Included in:
Other operating expense	$5.3	$2.2
SG&A expense	39.3	41.6
Total	$44.6	$43.8
_______________

(a)The 2024 amounts include share-based compensation expense related to certain Telenet Replacement Awards.

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

Depreciation and amortization expense

Our depreciation and amortization expense was $480.7 million and $526.9 million during the three months ended March 31, 2024 and 2023, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $60.3 million or 11.4% during the three months ended March 31, 2024, as compared to the corresponding period in 2023. This decrease is primarily due to the net effect of (i) a decrease associated with certain assets becoming fully depreciated, primarily at Central and Other, Sunrise and Telenet and (ii) an increase associated with property and equipment additions related to the installation of CPE, the expansion and upgrade of our networks and other capital initiatives, primarily at Sunrise, Telenet and VM Ireland.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $33.5 million and $16.4 million during the three months ended March 31, 2024 and 2023, respectively.

The amount for the 2024 period includes (i) a provision for legal contingencies of $17.5 million at Central and Other and (ii) restructuring costs of $15.2 million, primarily at Central and Other. The amount for the 2023 period includes direct acquisition and disposition costs of $13.9 million, primarily at Telenet and Central and Other.

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

Interest expense

We recognized interest expense of $253.5 million and $200.9 million during the three months ended March 31, 2024 and 2023, respectively. Excluding the effects of FX, interest expense increased $49.0 million or 24.4% during the three months ended March 31, 2024, as compared to the corresponding period in 2023. This increase is primarily attributable to a higher weighted average interest rate, partially offset by a lower average outstanding debt balance. For additional information regarding our outstanding indebtedness, see note 8 to our condensed consolidated financial statements.

It is possible that the interest rates on (i) any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) our variable-rate indebtedness could increase in future periods. As further discussed in note 5 to our condensed consolidated financial statements and under Quantitative and Qualitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

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

	Three months ended March 31,
	2024	2023
	in millions

Cross-currency and interest rate derivative contracts (a)	$598.1	$(66.9)
Equity-related derivative instruments (b)	(43.5)	31.7
Foreign currency forward and option contracts	10.7	0.8
Total	$565.3	$(34.4)
_______________

(a)The gain for the 2024 period is primarily attributable to the net effect of (i) net gains associated with changes in the relative value of certain currencies and (ii) net losses associated with changes in certain market interest rates. In addition, the gain for the 2024 period includes a net loss of $48.8 million resulting from changes in our credit risk valuation adjustments. The loss for the 2023 period is attributable to net losses associated with changes in (a) the relative value of certain currencies and (b) certain market interest rates. In addition, the loss for the 2023 period includes a net loss of $21.4 million resulting from changes in our credit risk valuation adjustments.

(b)The recurring fair value measurements of our equity-related derivative instruments are based on Black-Scholes pricing models.

For additional information concerning our derivative instruments, see notes 5 and 6 to our condensed consolidated financial statements and Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk below.

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

	Three months ended March 31,
	2024	2023
	in millions

Intercompany balances denominated in a currency other than the entity’s functional currency (a)	$247.0	$(414.2)
U.S. dollar-denominated debt issued by euro functional currency entities	(182.4)	112.0
Cash and restricted cash denominated in a currency other than the entity’s functional currency	4.2	—
Other	0.3	(0.7)
Total	$69.1	$(302.9)
_______________

(a)Amounts primarily relate to (i) loans between certain of our non-operating subsidiaries in Europe and (ii) loans between certain of our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary.

Realized and unrealized gains (losses) due to changes in fair values of certain investments, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. For additional information regarding our investments and fair value measurements, see notes 4 and 6, respectively, to our condensed consolidated financial statements. The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net, are as follows:

	Three months ended March 31,
	2024	2023
	in millions

EdgeConneX	$71.8	$11.9
Lacework	(67.6)	(21.4)
ITV	50.0	45.1
Vodafone	48.2	(37.4)
SMAs	19.3	(14.5)
Aviatrix	(14.3)	—
Lionsgate	(6.0)	34.1
Plume	(1.1)	(17.5)
Other, net	14.6	(5.8)
Total	$114.9	$(5.5)

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2024	2023
	in millions

nexfibre JV	$12.4	$(8.6)
All3Media	(10.1)	0.3
AtlasEdge JV	(9.1)	(10.1)
VodafoneZiggo JV (a)	6.6	(35.7)
Formula E	(4.5)	0.2
VMO2 JV (b)	0.7	(178.5)
Other, net	(4.0)	(6.2)
Total	$(8.0)	$(238.6)
_______________

(a)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $13.8 million and $13.5 million, in the respective periods shown, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Revenue	$1,114.0	$1,083.4
Adjusted EBITDA	$519.0	$471.5
Operating income	$104.2	$59.8
Non-operating expense (1)	$(129.7)	$(168.7)
Net loss	$(13.6)	$(88.1)
    _______________

(1)Includes interest expense of $206.4 million and $180.6 million, in the respective periods shown.

The change in the VodafoneZiggo JV’s revenue during the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to (i) an increase in residential mobile revenue and (ii) an increase in B2B fixed revenue. The change in the VodafoneZiggo JV’s Adjusted EBITDA during the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to lower energy and staff costs. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(b)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees who were formerly employees of Liberty Global prior to the VMO2 JV formation, as these awards remain our responsibility. The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended March 31,
	2024	2023
	in millions

Revenue	$3,282.8	$3,162.7
Adjusted EBITDA	$1,073.6	$1,025.9
Operating income (loss)	$228.8	$(39.7)
Non-operating expense (1)	$(185.7)	$(414.4)
Net earnings (loss)	$22.7	$(352.1)
    _______________

(1)Includes interest expense of $417.9 million and $327.7 million, in the respective periods shown.

The change in the VMO2 JV’s revenue during the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to the net effect of (i) an increase in other revenue related to low-margin construction revenue from the nexfibre JV, (ii) a decrease in mobile revenue due to lower handset sales and (iii) a decrease in B2B fixed revenue, with each revenue category as defined and reported by the VMO2 JV. The change in the VMO2 JV’s Adjusted EBITDA during the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to the net effect of (a) a benefit of approximately $15 million during the 2024 three-month period related to higher capitalized costs by the VMO2 JV due to a change in the terms of a related-party contract under which Liberty Global now sells CPE hardware and embedded essential software to the VMO2 JV and (b) investment in information technology and digital efficiency programs. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

Other income, net

We recognized other income, net, of $43.5 million and $43.9 million during the three months ended March 31, 2024 and 2023, respectively. These amounts include (i) interest and dividend income of $36.8 million and $33.6 million, respectively, and (ii) credits related to the non-service component of our net periodic pension costs of $7.4 million and $5.2 million, respectively.

Income tax expense

We recognized income tax expense of $26.9 million and $12.5 million during the three months ended March 31, 2024 and 2023, respectively.

The income tax expense during the three months ended March 31, 2024 differs from the expected income tax expense of $138.5 million (based on the U.K. statutory income tax rate of 25.0%), primarily due to the net positive impact of non-deductible or non-taxable foreign currency exchange results.

The income tax expense during the three months ended March 31, 2023 differs from the expected income tax benefit of $164.7 million (based on the U.K. blended income tax rate of 23.5%), primarily due to the net negative impact of (i) nondeductible or non-taxable foreign currency exchange results and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries.

For additional information concerning our income taxes, see note 10 to our condensed consolidated financial statements.

Net earnings (loss)

During the three months ended March 31, 2024 and 2023, we reported net earnings (loss) of $527.0 million and ($713.5 million), respectively, consisting of (i) operating income of $22.6 million and $37.4 million, respectively, (ii) net non-operating income (expense) of $531.3 million and ($738.4 million), respectively, and (iii) income tax expense of $26.9 million and $12.5 million, respectively.

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

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests was $17.0 million and $7.9 million during the three months ended March 31, 2024 and 2023, respectively, primarily attributable to certain noncontrolling interests at Telenet.

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

Cash, cash equivalents and SMAs

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2024 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$4.4
Unrestricted subsidiaries (b)	223.4
Total Liberty Global and unrestricted subsidiaries	227.8
Borrowing groups (c):
Telenet	894.5
Sunrise Holding	15.9
VM Ireland	1.4
Total borrowing groups	911.8
Total cash and cash equivalents (d)	1,139.6
Investments held under SMAs (e)	2,029.5
Total cash and cash equivalents and investments held under SMAs	$3,169.1
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.
(d)The total cash and cash equivalents balance includes $918.8 million or 80.6% and $189.7 million or 16.6% denominated in euros and U.S. dollars, respectively.

(e)The balance of our investments held under SMAs is held by unrestricted subsidiaries of Liberty Global and includes $1,973.5 million or 97.2% denominated in U.S. dollars.
For additional information regarding our cash and cash equivalents and investments held under SMAs, see the discussion under Quantitative and Qualitative Disclosures about Market Risk — Cash and Investments below.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $4.4 million of cash held by Liberty Global and, subject to certain tax and legal considerations, the $223.4 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $2,029.5 million of investments held under SMAs, represented available liquidity at the corporate level at March 31, 2024. Our remaining cash and cash equivalents of $911.8 million at March 31, 2024 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at March 31, 2024, see note 8 to our condensed consolidated financial statements.

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

At March 31, 2024, our consolidated cash and cash equivalents include $1,135.2 million held by entities that are domiciled outside of Bermuda. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

In addition, the amount of cash we receive from our subsidiaries and affiliates to satisfy U.S. dollar-denominated liquidity requirements is impacted by fluctuations in exchange rates, particularly with regard to the translation of euros, British pound sterling and Swiss francs into U.S. dollars. In this regard, the strengthening (weakening) of the U.S. dollar against these currencies will result in decreases (increases) in the U.S. dollars received from the applicable subsidiaries and affiliates to fund the repurchase of our equity securities and other U.S. dollar-denominated liquidity requirements.

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

During the three months ended March 31, 2024, the aggregate amount of our share repurchases, including direct acquisition costs, was $170.5 million. Under our current share repurchase program, we are authorized during 2024 to repurchase up to 10% of our total outstanding shares as of December 31, 2023. For additional information regarding our share repurchase programs, see note 11 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at March 31, 2024, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our March 31, 2024 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) purchase obligations associated with CPE and certain service-related commitments, (b) programming, studio output and sports rights contracts and (c) certain operating costs associated with our networks. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, a significant portion of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 14 to our condensed consolidated financial statements.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global Ltd. Our credit facilities and senior and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At March 31, 2024, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At March 31, 2024, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $15.7 billion, including $0.7 billion that is classified as current on our condensed consolidated balance sheet and $1.6 billion that is not due until 2030 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2024.

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

For additional information concerning our debt and finance lease obligations, see notes 8 and 9, respectively, to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. The condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three months ended March 31,
	2024	2023	Change
	in millions

Net cash provided by operating activities	$245.7	$307.8	$(62.1)
Net cash used by investing activities	(211.7)	(1,423.2)	1,211.5
Net cash provided (used) by financing activities	(284.0)	813.8	(1,097.8)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(25.6)	22.0	(47.6)
Net decrease in cash and cash equivalents and restricted cash	$(275.6)	$(279.6)	$4.0

Operating Activities. The decrease in net cash provided by operating activities is primarily attributable to the net effect of (i) a decrease in cash provided by our Adjusted EBITDA and related working capital items, (ii) an increase in cash provided due to higher dividend distributions received related to our investment in Vodafone, (iii) an increase due to FX and (iv) an increase in cash provided due to higher receipts of interest. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The decrease in net cash used by investing activities is primarily attributable to the net effect of (i) a decrease in cash used of $1,318.8 million associated with higher net cash received from the sale of investments, primarily related to our investment in Vodafone in 2023 and our investments held under SMAs, (ii) an increase in cash used of $198.3 million due to lower dividend distributions received from the VMO2 JV and (iii) a decrease in cash used of $90.1 million associated with lower net cash paid for acquisitions.

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

	Three months ended March 31,
	2024	2023
	in millions

Property and equipment additions	$365.1	$389.9
Assets acquired under capital-related vendor financing arrangements	(39.8)	(42.3)
Assets acquired under finance leases	(0.5)	(7.3)
Changes in current liabilities related to capital expenditures	26.0	36.9
Capital expenditures, net	$350.8	$377.2

The decrease in our property and equipment additions during the three months ended March 31, 2024, as compared to the corresponding period in 2023, is primarily due to the net effect of (i) a decrease in local currency expenditures of our subsidiaries primarily due to the net effect of (a) a decrease in expenditures to support new customer products and operational efficiency initiatives, (b) an increase in new build and upgrade projects and (c) a decrease in expenditures for the purchase and installation of CPE, and (ii) an increase due to FX .

Financing Activities. The change in net cash provided (used) by financing activities is primarily attributable to the net effect of (i) a decrease in cash of $1,217.4 million due to higher net repayments of debt, including with respect to our borrowings related to the Vodafone Collar Loan in 2023, (ii) an increase in cash of $60.6 million due to lower net payments related to derivatives and (iii) an increase in cash of $53.0 million due to lower repurchases of Liberty Global common shares.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by operating activities, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our condensed consolidated statements of cash flows. Net cash provided by operating activities includes cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions of $5.2 million and $11.6 million during the three months ended March 31, 2024 and 2023, respectively.

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

The following table provides the details of our adjusted free cash flow:

	Three months ended March 31,
	2024	2023
	in millions

Net cash provided by operating activities	$245.7	$307.8
Operating-related vendor financing additions (a)	159.8	141.4
Cash capital expenditures, net	(350.8)	(377.2)
Principal payments on operating-related vendor financing	(191.0)	(143.5)
Principal payments on capital-related vendor financing	(45.1)	(104.5)
Principal payments on finance leases	(4.0)	(2.4)
Adjusted free cash flow	$(185.4)	$(178.4)
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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to March 31, 2024.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2024.

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At March 31, 2024, $918.8 million or 80.6% and $189.7 million or 16.6% of our consolidated cash balance was denominated in euros and U.S. dollars, respectively, and $1,973.5 million or 97.2% of our consolidated balance of investments held under SMAs was denominated in U.S. dollars.

We are exposed to market price fluctuations related to our investment in Vodafone shares, which had an aggregate value of $1,187.6 million at March 31, 2024. Our exposure to market risk is limited for our Vodafone shares, all which are held through the Vodafone Collar. For information regarding the Vodafone Collar, Vodafone Collar Loan and our investment in Vodafone shares, see note 4 to our condensed consolidated financial statements.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. For information regarding our use of derivative instruments to manage our foreign currency exchange rate risk, see note 5 to our condensed consolidated financial statements.

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	March 31, 2024	December 31, 2023

Spot rates:
Euro	0.9262	0.9038
Swiss franc	0.9014	0.8392
British pound sterling	0.7920	0.7835
Polish zloty	3.9891	3.9272

	Three months ended March 31,
	2024	2023

Average rates:
Euro	0.9211	0.9320
Swiss franc	0.8747	0.9253
British pound sterling	0.7886	0.8229
Polish zloty	3.9897	4.3895

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

Weighted Average Variable Interest Rate. At March 31, 2024, the outstanding principal amount of our variable-rate indebtedness aggregated $10.2 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 7.1%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by

$51.0 million. As discussed above and in note 5 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

Sunrise Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2024:

(i)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Sunrise Holding cross-currency and interest rate derivative contracts by approximately €416 million ($450 million);

(ii)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the euro would have decreased (increased) the aggregate fair value of the Sunrise Holding cross-currency and interest rate derivative contracts by approximately €244 million ($263 million); and

(iii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Sunrise Holding cross-currency and interest rate derivative contracts by approximately €86 million ($93 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2024:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €296 million ($320 million); and

(ii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €86 million ($93 million).

Vodafone Collar

Holding all other factors constant, at March 31, 2024, (i) an instantaneous increase of 10% in the per share market price of Vodafone’s ordinary shares would have decreased the fair value of the Vodafone Collar by approximately €74 million ($80 million) and (ii) an instantaneous decrease of 10% in the per share market price of Vodafone’s ordinary shares would have increased the fair value of the Vodafone Collar by approximately €77 million ($83 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of March 31, 2024. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:						Total
	Remainder of 2024
		2025	2026	2027	2028	2029
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(201.6)	$(276.1)	$(269.2)	$(243.7)	$(195.1)	$(71.5)	$(1,257.2)
Principal-related (b)	—	85.5	62.0	—	(72.7)	139.2	214.0
Other (c)	9.0	49.7	163.1	—	—	—	221.8
Total	$(192.6)	$(140.9)	$(44.1)	$(243.7)	$(267.8)	$67.7	$(821.4)
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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2024. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of March 31, 2024 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II — OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 14 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2024 through January 31, 2024:
Class A	—	$—	—	(b)
Class C	5,121,035	$19.86	5,121,035	(b)
February 1, 2024 through February 29, 2024:
Class A	—	$—	—	(b)
Class C	822,000	$19.08	822,000	(b)
March 1, 2024 through March 31, 2024:
Class A	—	$—	—	(b)
Class C	2,971,881	$17.87	2,971,881	(b)
Total — January 1, 2024 through March 31, 2024:
Class A	—	$—	—	(b)
Class C	8,914,916	$19.12	8,914,916	(b)
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)Under our current share repurchase program, we are authorized during 2024 to repurchase up to 10% of our total outstanding shares as of December 31, 2023. As of March 31, 2024, the remaining number of our Class A and/or Class C common shares that we are authorized to repurchase during 2024 was 29.3 million. Based on the average of the respective closing share prices as of March 31, 2024, this would equate to additional share repurchases during the remainder of 2024 of approximately $506.3 million. However, the actual U.S. dollar amount of our share repurchases during the remainder of 2024 will be determined by the actual transaction date share prices during the year and could differ significantly from this amount. For additional information, see note 11 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 5.OTHER INFORMATION

During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LIBERTY GLOBAL LTD.

Dated:	May 1, 2024	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 1, 2024	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer