Form 10-Q
period 2024-06-30
Liberty Global Ltd.
filed 2024-07-25
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding common shares of Liberty Global Ltd. as of July 18, 2024 was: 172,675,438 class A common shares, 12,988,658 class B common shares and 179,780,765 class C common shares.

LIBERTY GLOBAL LTD.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2024	December 31, 2023
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$2,011.3	$1,415.9
Trade receivables, net (note 3)	858.8	870.1
Short-term investments (measured at fair value on a recurring basis) (note 4)	1,204.5	1,990.5
Derivative instruments (note 5)	591.1	518.1
Other current assets (notes 3 and 4)	721.9	847.0
Total current assets	5,387.6	5,641.6
Investments and related notes receivable (including $3,465.0 million and $3,408.5 million, respectively, measured at fair value on a recurring basis) (note 4)	13,260.0	13,396.1
Property and equipment, net (notes 7 and 9)	7,083.9	7,360.2
Goodwill (note 7)	9,770.0	10,477.0
Intangible assets subject to amortization, net (note 7)	1,797.7	2,053.6
Operating lease right-of-use (ROU) assets (note 9)	2,215.9	1,761.8
Other assets, net (notes 3 and 5)	1,323.2	1,397.6
Total assets	$40,838.3	$42,087.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2024	December 31, 2023
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$514.9	$689.8
Deferred revenue (note 3)	292.5	249.2
Derivative instruments (note 5)	419.6	426.8
Current portion of debt and finance lease obligations (notes 8 and 9)	771.4	806.8
Accrued capital expenditures	275.9	229.5
Accrued income taxes	177.5	263.9
Other accrued and current liabilities (note 9)	1,578.6	1,666.8
Total current liabilities	4,030.4	4,332.8
Long-term debt and finance lease obligations (notes 8 and 9)	14,740.8	14,959.1
Long-term operating lease liabilities (note 9)	1,892.7	1,652.1
Other long-term liabilities (notes 3 and 5)	1,857.6	2,136.5
Total liabilities	22,521.5	23,080.5

Commitments and contingencies (notes 5, 8, 9, 10 and 14)

Equity (note 11):
Liberty Global shareholders:
Class A common shares, $0.01 nominal value. Issued and outstanding 172,674,174 and 171,463,760 shares, respectively	1.7	1.7
Class B common shares, $0.01 nominal value. Issued and outstanding 12,988,658 and 12,988,658 shares, respectively	0.1	0.1
Class C common shares, $0.01 nominal value. Issued and outstanding 181,568,240 and 198,153,613 shares, respectively	1.9	2.0
Additional paid-in capital	1,054.9	1,322.6
Accumulated earnings	16,344.1	15,566.0
Accumulated other comprehensive earnings, net of taxes	944.9	2,170.3
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	18,347.5	19,062.6
Noncontrolling interests	(30.7)	(55.2)
Total equity	18,316.8	19,007.4
Total liabilities and equity	$40,838.3	$42,087.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions, except per share amounts

Revenue (notes 3, 4 and 15)	$1,873.7	$1,848.0	$3,818.8	$3,716.4
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 9)	589.6	583.8	1,261.7	1,154.5
Other operating (notes 9 and 12)	292.1	296.5	600.7	598.1
Selling, general and administrative (SG&A) (notes 9 and 12)	436.8	442.1	864.4	857.5
Depreciation and amortization	531.4	570.9	1,012.1	1,097.8
Impairment, restructuring and other operating items, net (note 9)	4.7	3.9	38.2	20.3
	1,854.6	1,897.2	3,777.1	3,728.2
Operating income (loss)	19.1	(49.2)	41.7	(11.8)
Non-operating income (expense):
Interest expense	(251.5)	(213.7)	(505.0)	(414.6)
Realized and unrealized gains on derivative instruments, net (note 5)	68.5	51.1	633.8	16.7
Foreign currency transaction gains (losses), net	228.9	56.4	298.0	(246.5)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (notes 4 and 6)	(30.1)	(410.8)	84.8	(416.3)
Share of results of affiliates, net (note 4)	(25.6)	138.3	(33.6)	(100.3)
Gain on sale of All3Media (note 4)	242.9	—	242.9	—
Other income, net	83.7	75.8	127.2	119.7
	316.8	(302.9)	848.1	(1,041.3)
Earnings (loss) before income taxes	335.9	(352.1)	889.8	(1,053.1)
Income tax expense (note 10)	(60.7)	(159.2)	(87.6)	(171.7)
Net earnings (loss)	275.2	(511.3)	802.2	(1,224.8)
Net loss (earnings) attributable to noncontrolling interests	(7.1)	11.7	(24.1)	3.8
Net earnings (loss) attributable to Liberty Global shareholders	$268.1	$(499.6)	$778.1	$(1,221.0)

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 13)	$0.72	$(1.13)	$2.08	$(2.73)
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 13)	$0.71	$(1.13)	$2.04	$(2.73)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Net earnings (loss)	$275.2	$(511.3)	$802.2	$(1,224.8)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(197.9)	494.0	(1,237.2)	1,195.3
Reclassification adjustments included in net earnings (loss)	(0.4)	(0.4)	(1.7)	(0.6)
Pension-related adjustments and other	(0.2)	(3.4)	14.0	(6.9)
Other comprehensive earnings (loss)	(198.5)	490.2	(1,224.9)	1,187.8
Comprehensive earnings (loss)	76.7	(21.1)	(422.7)	(37.0)
Comprehensive loss (earnings) attributable to noncontrolling interests	(7.0)	11.6	(24.6)	3.2
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$69.7	$(9.5)	$(447.3)	$(33.8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2023	$1.8	$0.1	$2.7	$2,300.8	$19,617.7	$513.4	$(0.1)	$22,436.4	$137.0	$22,573.4
Net loss	—	—	—	—	(721.4)	—	—	(721.4)	7.9	(713.5)
Other comprehensive earnings, net of taxes	—	—	—	—	—	697.1	—	697.1	0.5	697.6
Repurchases and cancellations of Liberty Global common shares (note 11)	—	—	(0.1)	(236.7)	—	—	—	(236.8)	—	(236.8)
Share-based compensation (note 12)	—	—	—	34.9	—	—	—	34.9	—	34.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	12.2	—	—	—	12.2	1.7	13.9
Balance at March 31, 2023	1.8	0.1	2.6	2,111.2	18,896.3	1,210.5	(0.1)	22,222.4	147.1	22,369.5
Net loss	—	—	—	—	(499.6)	—	—	(499.6)	(11.7)	(511.3)
Other comprehensive earnings, net of taxes	—	—	—	—	—	490.1	—	490.1	0.1	490.2
Repurchases and cancellations of Liberty Global common shares (note 11)	—	—	(0.1)	(388.6)	—	—	—	(388.7)	—	(388.7)
Share-based compensation (note 12)	—	—	—	61.9	—	—	—	61.9	—	61.9
Dividend distributions by subsidiaries to non-controlling interest owners	—	—	—	—	—	—	—	—	(47.3)	(47.3)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(29.9)	—	—	—	(29.9)	(3.7)	(33.6)
Balance at June 30, 2023	$1.8	$0.1	$2.5	$1,754.6	$18,396.7	$1,700.6	$(0.1)	$21,856.2	$84.5	$21,940.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2024	$1.7	$0.1	$2.0	$1,322.6	$15,566.0	$2,170.3	$(0.1)	$19,062.6	$(55.2)	$19,007.4
Net earnings	—	—	—	—	510.0	—	—	510.0	17.0	527.0
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,027.0)	—	(1,027.0)	0.6	(1,026.4)
Repurchases and cancellations of Liberty Global common shares (note 11)	—	—	(0.1)	(170.4)	—	—	—	(170.5)	—	(170.5)
Share-based compensation (note 12)	—	—	—	35.4	—	—	—	35.4	—	35.4
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	18.6	—	—	—	18.6	(0.1)	18.5
Balance at March 31, 2024	1.7	0.1	1.9	1,206.2	16,076.0	1,143.3	(0.1)	18,429.1	(37.7)	18,391.4
Net earnings	—	—	—	—	268.1	—	—	268.1	7.1	275.2
Other comprehensive loss, net of taxes	—	—	—	—	—	(198.4)	—	(198.4)	(0.1)	(198.5)
Repurchases and cancellations of Liberty Global common shares (note 11)	—	—	—	(167.4)	—	—	—	(167.4)	—	(167.4)
Share-based compensation (note 12)	—	—	—	46.1	—	—	—	46.1	—	46.1
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(30.0)	—	—	—	(30.0)	—	(30.0)
Balance at June 30, 2024	$1.7	$0.1	$1.9	$1,054.9	$16,344.1	$944.9	$(0.1)	$18,347.5	$(30.7)	$18,316.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2024	2023
	in millions

Cash flows from operating activities:
Net earnings (loss)	$802.2	$(1,224.8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	94.1	119.6
Depreciation and amortization	1,012.1	1,097.8
Impairment, restructuring and other operating items, net	38.2	20.3
Amortization of deferred financing costs and non-cash interest	35.0	32.3
Realized and unrealized gains on derivative instruments, net	(633.8)	(16.7)
Foreign currency transaction losses (gains), net	(298.0)	246.5
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	(84.8)	416.3
Gain on sale of All3Media	(242.9)	—
Share of results of affiliates, net	33.6	100.3
Deferred income tax expense	12.6	87.6
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	23.5	120.4
Net cash provided by operating activities	791.8	999.6

Cash flows from investing activities:
Cash received from the sale of investments	2,319.0	4,282.9
Cash paid for investments	(1,756.3)	(5,383.6)
Capital expenditures, net	(640.1)	(688.4)
Cash received in connection with the sale of All3Media	411.7	—
Cash paid in connection with acquisitions, net of cash acquired	(8.1)	(94.6)
Dividend distributions received from the VMO2 JV	—	403.5
Other investing activities, net	(15.5)	(6.1)
Net cash provided (used) by investing activities	$310.7	$(1,486.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended June 30,
	2024	2023
	in millions

Cash flows from financing activities:
Borrowings of debt	$3.1	$1,221.1
Operating-related vendor financing additions	324.4	276.7
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(7.3)	(21.0)
Principal payments on operating-related vendor financing	(322.1)	(268.9)
Principal payments on capital-related vendor financing	(75.3)	(162.2)
Principal payments on finance leases	(5.6)	(6.5)
Repurchases of Liberty Global common shares	(346.5)	(608.3)
Net cash paid related to derivative instruments	(1.4)	(62.5)
Dividend distributions by subsidiaries to noncontrolling interest owners	—	(46.4)
Other financing activities, net	(42.6)	(27.0)
Net cash provided (used) by financing activities	(473.3)	295.0

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(33.0)	31.1
Net increase (decrease) in cash and cash equivalents and restricted cash	596.2	(160.6)
Cash and cash equivalents and restricted cash:
Beginning of period	1,422.9	1,732.4
Net increase (decrease)	596.2	(160.6)
End of period	$2,019.1	$1,571.8

Cash paid for interest	$468.1	$428.8
Net cash paid for taxes	$190.7	$174.8

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$2,011.3	$1,565.2
Restricted cash included in other current assets and other assets, net	7.8	6.6
Total cash and cash equivalents and restricted cash	$2,019.1	$1,571.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2024.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
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
June 30, 2024
(unaudited)
(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $52.5 million and $58.0 million at June 30, 2024 and December 31, 2023, respectively.
If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $40.9 million and $45.8 million as of June 30, 2024 and December 31, 2023, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $301.0 million and $267.6 million as of June 30, 2024 and December 31, 2023, respectively. The increase in deferred revenue for the six months ended June 30, 2024 is primarily due to the net effect of (a) the impact of additions during the period and (b) the recognition of $192.0 million of revenue that was included in our deferred revenue balance at December 31, 2023. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $83.7 million and $84.1 million at June 30, 2024 and December 31, 2023, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $20.6 million and $41.5 million during the three and six months ended June 30, 2024, respectively, and $20.1 million and $39.5 million during the three and six months ended June 30, 2023, respectively, to operating costs and expenses related to these assets.

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
(4)    Investments

The details of our investments are set forth below:

Accounting Method	June 30, 2024	December 31, 2023	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMO2 JV	$7,188.1	$7,248.5	50.0
VodafoneZiggo JV (c)	1,974.6	2,055.4	50.0
AtlasEdge JV	312.0	250.8	48.3
Formula E Holdings Ltd (Formula E) (d)	110.0	99.1	37.5
nexfibre JV	77.5	55.9	25.0
All3Media Group (All3Media) (e)	—	144.2	—
Other	132.8	133.7
Total — equity	9,795.0	9,987.6
Fair value:
Short-term:
Separately-managed accounts (SMAs) (f)	1,204.5	1,990.5
Long-term:
Vodafone - subject to re-use rights (g)	1,177.0	1,168.1	5.0
EdgeConneX, Inc. (EdgeConneX)	417.0	318.3	5.2
ITV plc (ITV)	393.1	321.9	9.7
Televisa Univision, Inc. (Televisa Univision)	386.7	388.3	6.4
SMAs (f)	301.2	285.6
Plume Design, Inc. (Plume) (h)	140.6	168.4	10.5
Pax8, Inc.	97.2	100.3	6.7
CANAL+ Polska S.A.	74.6	76.4	17.0
Lions Gate Entertainment Corp. (Lionsgate)	59.5	69.6	2.8
Aviatrix Systems, Inc. (Aviatrix)	28.0	55.5	4.3
Lacework, Inc. (Lacework)	18.6	94.2	4.3
Other	371.5	361.9
Total — fair value	4,669.5	5,399.0
Total investments (i)	$14,464.5	$15,386.6
Short-term investments	$1,204.5	$1,990.5
Long-term investments	$13,260.0	$13,396.1
_______________

(a)Represents our economic ownership based on total shares owned as a percentage of total shares outstanding as of the most recent balance sheet date or the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal the respective fair values. At June 30, 2024 and December 31, 2023, the aggregate carrying amounts of our equity method investments exceeded our proportionate share

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
of the respective investee’s net assets by $1,056.6 million and $1,234.7 million, respectively, which primarily includes amounts associated with the VodafoneZiggo JV Receivables, as defined below, and for December 31, 2023, amounts we were owed under long-term notes receivable from All3Media.

(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global comprising (i) a euro-denominated note receivable with a principal amount of $750.1 million and $774.5 million at June 30, 2024 and December 31, 2023, respectively, (the VodafoneZiggo JV Receivable I) and (ii) a euro-denominated note receivable with a principal amount of $222.8 million and $230.0 million at June 30, 2024 and December 31, 2023, respectively, (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at a rate of 5.55% and have a final maturity date of December 31, 2030. During the six months ended June 30, 2024, interest accrued on the VodafoneZiggo JV Receivables was $27.5 million, all of which has been cash settled.

(d)On June 13, 2024, Liberty Global announced an agreement to acquire the Formula E shares held by Warner Bros. Discovery, Inc. (Warner Bros. Discovery), which will increase Liberty Global’s ownership in Formula E to 64.9%. The expected purchase consideration is €145.9 million ($156.3 million). The transaction is currently pending regulatory approval, which is expected to take three to six months from the signing date of the sale agreement. Upon completion of the transaction, Formula E will be consolidated by Liberty Global.

(e)On May 16, 2024, Liberty Global, together with joint owner Warner Bros. Discovery, completed the sale of All3Media to RedBird IMI. We received £330.8 million ($419.3 million at the transaction date) of total cash in connection with the sale, including the repayment of the principal and accrued interest associated with long-term notes receivable from All3Media. We recognized a gain on the sale of All3Media of £212.3 million ($242.9 million at the transaction date).

(f)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. With the exception of our SMA in a leveraged structured note, all of our investments held under SMAs were classified as available-for-sale debt securities as of June 30, 2024. Our SMA held in a leveraged structured note is accounted for at fair value and the associated gains or losses are included in realized and unrealized gains (losses) due to changes in fair values of certain investments, net, in our condensed consolidated statements of operations. At June 30, 2024 and December 31, 2023, interest accrued on our debt securities, which is included in other current assets on our condensed consolidated balance sheets, was $31.9 million and $34.6 million, respectively.

(g)In connection with our investment in Vodafone, we entered into a share collar (the Vodafone Collar) with respect to the Vodafone shares held by our company. The aggregate purchase price paid to acquire our investment in Vodafone was partially financed through borrowings under a secured borrowing agreement (the Vodafone Collar Loan) collateralized by the Vodafone shares. Under the terms of the Vodafone Collar, the counterparty has the right to re-use pledged Vodafone shares. At June 30, 2024 and December 31, 2023, the net fair value of our investment in Vodafone was $109.3 million and $115.5 million, respectively.

(h)Our investment in Plume includes warrants with a fair value of $50.4 million and $61.3 million at June 30, 2024 and December 31, 2023, respectively.

(i)The purchase and sale of investments are presented on a gross basis in our condensed consolidated statements of cash flows, including amounts associated with SMAs.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Formula E	$(18.8)	$(9.6)	$(23.3)	$(9.4)
All3Media	(5.4)	1.4	(15.5)	1.7
AtlasEdge JV	(4.7)	(0.3)	(13.8)	(10.4)
nexfibre JV	(0.7)	14.9	11.7	6.3
VodafoneZiggo JV (a)	4.8	(52.2)	11.4	(87.9)
VMO2 JV (b)	3.0	188.9	3.7	10.4
Other, net	(3.8)	(4.8)	(7.8)	(11.0)
Total	$(25.6)	$138.3	$(33.6)	$(100.3)
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

VMO2 JV

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services provided pursuant to the U.K. JV Framework Agreement. We recorded revenue from the VMO2 JV of $91.2 million and $55.4 million during the three months ended June 30, 2024 and 2023, respectively, and $203.5 million and $121.2 million during the six months ended June 30, 2024 and 2023, respectively, primarily related to (a) the U.K. JV Services and (b) beginning in 2024, the sale of customer premises equipment (CPE) to the VMO2 JV at a mark-up. At June 30, 2024 and December 31, 2023, $47.3 million and $18.6 million, respectively, was due from the VMO2 JV related to the aforementioned transactions. The amounts due from the VMO2 JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets. In addition, during the six months ended June 30, 2023, we received a dividend distribution from the VMO2 JV aggregating $403.5 million, which was accounted for as a return of capital for purposes of our condensed consolidated statement of cash flows.

The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Revenue	$3,375.4	$3,391.5	$6,658.2	$6,554.2
Earnings before income taxes	$27.1	$515.4	$70.1	$61.4
Net earnings	$12.6	$374.7	$35.3	$22.6

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided pursuant to the NL JV Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $59.6 million and $55.5 million during the three months ended June 30, 2024 and 2023, respectively, and $121.7 million and $120.5 million during the six months ended June 30, 2024 and 2023, respectively, primarily related to (a) the NL JV Services and (b) the sale of CPE to the VodafoneZiggo JV at a mark-up. At June 30, 2024 and December 31, 2023, $27.7 million and $24.2 million, respectively, was due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Revenue	$1,091.6	$1,088.4	$2,205.6	$2,171.8
Loss before income taxes	$(10.0)	$(141.3)	$(35.5)	$(250.2)
Net loss	$(15.4)	$(127.5)	$(29.0)	$(215.6)

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

EdgeConneX	$17.3	$2.1	$89.1	$14.0
ITV	33.1	(61.4)	83.1	(16.3)
Lacework	(8.0)	(73.2)	(75.6)	(94.6)
Vodafone	(1.7)	(221.4)	46.5	(258.8)
Plume	(26.7)	(33.7)	(27.8)	(51.2)
Aviatrix	(13.2)	—	(27.5)	—
SMAs	1.6	(6.8)	20.9	(21.3)
Lionsgate	(4.1)	(14.2)	(10.1)	19.9
Other, net	(28.4)	(2.2)	(13.8)	(8.0)
Total	$(30.1)	$(410.8)	$84.8	$(416.3)

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
Debt Securities
The following tables set forth a summary of our debt securities at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized cost basis	Accumulated unrealized losses	Fair value
	in millions

Commercial paper	$540.9	$—	$540.9
Government bonds	347.6	(0.5)	347.1
Certificates of deposit	247.3	—	247.3
Corporate debt securities	202.8	(0.2)	202.6
Structured note (a)	(a)	(a)	142.1
Other debt securities	25.7	—	25.7
Total debt securities	$1,364.3	$(0.7)	$1,505.7
______________

(a)Amount represents an investment in a leveraged structured note issued by a third-party investment bank, which is accounted for at fair value. The return on the leveraged structured note is based on changes in the fair value of a proportionate amount of debt issued by various Liberty Global consolidated subsidiaries and affiliates (including the VMO2 JV and the VodafoneZiggo JV). The proportionate amount of debt associated with the return on the leveraged structured note may change from time to time as a result of open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or prepayments, in each case, completed by Liberty Global consolidated subsidiaries and affiliates. While the structured note itself contains leverage, our at-risk investment is the estimated fair value as reported. During the six months ended June 30, 2024, we invested an additional $46.6 million in the leveraged structured note. At June 30, 2024, the proportionate amount of debt issued by Liberty Global consolidated subsidiaries and affiliates associated with the return on the leveraged structured note is summarized in the following table:

Proportion of debt associated with the return on the leveraged structured note

Subsidiary:
Sunrise Holding	40.23%
Telenet	19.14%

Affiliate:
VMO2 JV	21.11%
VodafoneZiggo JV	19.52%
Total	100.00%

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
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

We received proceeds from the sale and maturities of debt securities of $1.2 billion and $1.8 billion during the three months ended June 30, 2024 and 2023, respectively, and $2.3 billion and $4.2 billion during the six months ended June 30, 2024 and 2023, respectively, the majority of which were reinvested in new debt securities held under SMAs. The sale of debt securities resulted in realized net gains (losses) of $1.1 million and ($13.5 million) during the three months ended June 30, 2024 and 2023, respectively, and ($10.1 million) and ($32.7 million) during the six months ended June 30, 2024 and 2023, respectively.

The fair values of our debt securities as of June 30, 2024 by contractual maturity are shown below (in millions):

Due in one year or less	$1,204.5
Due in one to five years	251.3
Due in five to ten years	49.9
Total (a)	$1,505.7
_______________

(a)The weighted average life of our total debt securities was 0.8 years as of June 30, 2024.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2024			December 31, 2023
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$584.7	$523.1	$1,107.8	$515.6	$427.5	$943.1
Equity-related derivative instruments (c)	1.6	251.9	253.5	—	310.7	310.7
Foreign currency forward and option contracts	4.7	1.1	5.8	2.3	0.6	2.9
Other	0.1	—	0.1	0.2	—	0.2
Total	$591.1	$776.1	$1,367.2	$518.1	$738.8	$1,256.9
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$361.5	$661.2	$1,022.7	$369.9	$948.5	$1,318.4
Equity-related derivative instruments (c)	48.9	—	48.9	47.4	—	47.4
Foreign currency forward and option contracts	9.2	2.4	11.6	9.5	4.5	14.0
Total	$419.6	$663.6	$1,083.2	$426.8	$953.0	$1,379.8
_______________

(a)Our long-term derivative assets and long-term derivative liabilities are included in other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 8). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of $7.3 million and $43.6 million during the three months ended June 30, 2024 and 2023, respectively, and ($41.5 million) and $22.2 million during the six months ended June 30, 2024 and 2023, respectively. These amounts are included in realized and unrealized gains on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

(c)Our equity-related derivative instruments primarily include the Vodafone Collar. The fair value of the Vodafone Collar does not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Cross-currency and interest rate derivative contracts	$78.8	$(89.4)	$676.9	$(156.3)
Equity-related derivative instruments:
Vodafone Collar	(4.6)	135.3	(48.1)	167.0
Other	(3.0)	—	(3.0)	—
Total equity-related derivative instruments	(7.6)	135.3	(51.1)	167.0
Foreign currency forward and option contracts	(2.7)	5.2	8.0	6.0
Total	$68.5	$51.1	$633.8	$16.7
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

	Six months ended June 30,
	2024	2023
	in millions

Operating activities	$225.4	$193.0
Investing activities	—	0.1
Financing activities	(1.4)	(62.5)
Total	$224.0	$130.6

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At June 30, 2024, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $402.5 million.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
Details of our Derivative Instruments

Cross-currency Swap Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2024, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at June 30, 2024:

	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

Sunrise Holding	$250.0		€220.6		1.3
	$4,275.0	CHF	3,912.7	(a)	4.2
	€1,952.6	CHF	2,176.5		2.7

Telenet	$3,555.0		€3,153.3	(a)	2.8
	€45.2		$50.0	(b)	0.6
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to June 30, 2024. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2024:

	Pays fixed rate			Receives fixed rate
	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

Sunrise Holding	$3,430.1	(a)	2.1	$3,235.9	2.1

Telenet	$3,623.4	(a)	3.9	$289.3	0.6
_______________

(a)Includes forward-starting derivative instruments.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at June 30, 2024:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Sunrise Holding	$3,588.3	0.2

Telenet	$5,779.5	0.5

VM Ireland	$964.4	0.5

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At June 30, 2024, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.2 billion and $4.5 billion, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Decrease to borrowing costs at June 30, 2024 (a)

Sunrise Holding	(3.56)%
VM Ireland	(3.34)%
Telenet	(2.77)%
Total decrease to borrowing costs	(3.20)%
_______________

(a)Represents the effect of derivative instruments in effect at June 30, 2024 and does not include forward-starting derivative instruments.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of June 30, 2024, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $2.2 billion.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
(6)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of June 30, 2024 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used for nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets, property and equipment and the implied value of goodwill. The valuation of reporting units is based on an income-based approach (discounted cash flows) based on assumptions in our long-range business plans or a market-based approach (current multiples of comparable public companies and guideline transactions) and, in some cases, a combination of an income-based approach and a market-based approach. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue growth and Adjusted EBITDA margin (as defined in note 15), and terminal growth rates, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2024 and 2023, we did not perform any significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at June 30, 2024 using:
Description	June 30, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,107.8	$—	$1,107.8	$—
Equity-related derivative instruments	253.5	—	—	253.5
Foreign currency forward and option contracts	5.8	—	5.8	—
Other	0.1	—	0.1	—
Total derivative instruments	1,367.2	—	1,113.7	253.5
Investments:
SMAs	1,505.7	351.5	1,154.2	—
Other investments	3,163.8	1,629.7	0.1	1,534.0
Total investments	4,669.5	1,981.2	1,154.3	1,534.0
Total assets	$6,036.7	$1,981.2	$2,268.0	$1,787.5

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,022.7	$—	$1,022.7	$—
Equity-related derivative instruments	48.9	—	—	48.9
Foreign currency forward and option contracts	11.6	—	11.6	—
Total liabilities	$1,083.2	$—	$1,034.3	$48.9

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
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
June 30, 2024
(unaudited)
A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2024	$1,563.1	$263.3	$1,826.4
Losses included in net earnings (a):
Realized and unrealized losses on derivative instruments, net	—	(51.1)	(51.1)
Realized and unrealized losses due to changes in fair values of certain investments, net	(55.6)	—	(55.6)
Additions	59.2	—	59.2
Foreign currency translation adjustments and other, net	(32.7)	(7.6)	(40.3)
Balance of net assets at June 30, 2024 (b)	$1,534.0	$204.6	$1,738.6
_______________

(a)Amounts primarily relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2024.

(b)As of June 30, 2024, $389.9 million of our Level 3 investments were accounted for under the measurement alternative at cost less impairment, adjusted for observable price changes.

(7)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2024	December 31, 2023
	in millions

Distribution systems	$10,627.7	$10,638.0
Support equipment, buildings and land	4,084.5	4,116.0
Customer premises equipment	1,380.8	1,354.7
Total property and equipment, gross	16,093.0	16,108.7
Accumulated depreciation	(9,009.1)	(8,748.5)
Total property and equipment, net	$7,083.9	$7,360.2

During the six months ended June 30, 2024 and 2023, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $66.3 million and $98.3 million, respectively, which exclude related value-added taxes (VAT) of $7.3 million and $9.9 million, respectively, that were also financed under these arrangements.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2024 are set forth below:

	January 1, 2024	Acquisitions and related adjustments	Foreign currency translation adjustments and other	June 30, 2024
	in millions

Sunrise	$7,168.7	$7.5	$(477.2)	$6,699.0
Telenet (a)	2,976.9	(135.6)	(91.3)	2,750.0
VM Ireland	268.1	—	(8.4)	259.7
Central and Other	63.3	—	(2.0)	61.3
Total	$10,477.0	$(128.1)	$(578.9)	$9,770.0
_______________

(a)On July 1, 2023, Telenet and Fluvius System Operator CV created an independent, self-funding infrastructure company within their combined geographic footprint in Belgium (the Telenet Wyre Transaction). Our June 30, 2024 condensed consolidated balance sheet reflects the final purchase price allocation for the Telenet Wyre Transaction. In connection with the final purchase price allocation, we recorded a net reduction to goodwill of €126.8 million ($138.4 million at the applicable rate) in June 2024, with corresponding increases to certain network-related and other intangible assets. As a result, the final goodwill balance associated with the Telenet Wyre Transaction is €389.4 million ($425.2 million at the applicable rate).

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$2,333.2	$(1,468.0)	$865.2	$2,489.5	$(1,370.8)	$1,118.7
Other	1,554.1	(621.6)	932.5	1,538.3	(603.4)	934.9
Total	$3,887.3	$(2,089.6)	$1,797.7	$4,027.8	$(1,974.2)	$2,053.6

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
(8)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2024			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	June 30, 2024	December 31, 2023
		in millions

Sunrise Holding Bank Facility (c)	7.64%	€707.0	$757.7	$3,588.3	$3,626.4
Sunrise Holding SPE Notes	4.57%	—	—	1,651.8	1,664.9
Sunrise Holding Senior Notes	4.78%	—	—	814.3	826.1
Telenet Credit Facility (d)	6.85%	€615.0	659.0	4,438.2	4,507.9
Telenet Senior Secured Notes	4.77%	—	—	1,578.8	1,597.6
VM Ireland Credit Facility (e)	7.13%	€100.0	107.2	964.5	995.8
Vodafone Collar Loan (f)	2.95%	—	—	1,348.0	1,391.9
Vendor financing (g)	4.84%	—	—	738.0	768.7
Other (h)	5.90%	—	—	458.1	478.3
Total debt before deferred financing costs, discounts and premiums (i)	6.03%		$1,523.9	$15,580.0	$15,857.6

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	June 30, 2024	December 31, 2023
	in millions

Total debt before deferred financing costs, discounts and premiums	$15,580.0	$15,857.6
Deferred financing costs, discounts and premiums, net	(120.1)	(149.7)
Total carrying amount of debt	15,459.9	15,707.9
Finance lease obligations (note 9)	52.3	58.0
Total debt and finance lease obligations	15,512.2	15,765.9
Current portion of debt and finance lease obligations	(771.4)	(806.8)
Long-term debt and finance lease obligations	$14,740.8	$14,959.1
_______________

(a)Represents the weighted average interest rate in effect at June 30, 2024 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.45% at June 30, 2024. The weighted average interest rate calculation includes principal amounts outstanding associated with all of our secured and unsecured borrowings. For information regarding our derivative instruments, see note 5.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2024 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table provides our

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
borrowing availability and amounts available to loan or distribute in accordance with the terms of the respective subsidiary facilities (i) at June 30, 2024 and (ii) upon completion of the relevant June 30, 2024 compliance reporting requirements. These amounts do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to June 30, 2024, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

	Availability
	June 30, 2024		Upon completion of the relevant June 30, 2024 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
Sunrise Holding Bank Facility	€707.0	$757.7	€707.0	$757.7
Telenet Credit Facility	€615.0	$659.0	€615.0	$659.0
VM Ireland Credit Facility	€100.0	$107.2	€100.0	$107.2

Available to loan or distribute:
Sunrise Holding Bank Facility	€707.0	$757.7	€707.0	$757.7
Telenet Credit Facility	€615.0	$659.0	€615.0	$659.0
VM Ireland Credit Facility	€100.0	$107.2	€100.0	$107.2

(c)Unused borrowing capacity under the Sunrise Holding Bank Facility relates to an equivalent €707.0 million ($757.7 million) under the Sunrise Holding Revolving Facility, comprising (i) €697.0 million ($747.0 million) under Sunrise Holding Revolving Facility B and (ii) €10.0 million ($10.7 million) under Sunrise Holding Revolving Facility A. With the exception of €23.0 million ($24.6 million) of borrowings under the ancillary facilities, the Sunrise Holding Revolving Facility was undrawn at June 30, 2024. In February 2024, commitments under the Sunrise Holding Revolving Facility were reduced by €18.0 million ($19.3 million) and €60.0 million ($64.3 million) of commitments under Sunrise Holding Revolving Facility A were extended and redesignated under Sunrise Holding Revolving Facility B. As a result, the Sunrise Holding Revolving Facility now provides for maximum borrowing capacity of €730.0 million ($782.3 million), including €60.0 million under the related ancillary facilities. Sunrise Holding Revolving Facility A has a maximum borrowing capacity of €10.0 million and a final maturity date of May 31, 2026 and Sunrise Holding Revolving Facility B has a maximum borrowing capacity of €720.0 million ($771.6 million), including €60.0 million under the ancillary facilities, and a final maturity date of September 30, 2029. In April 2024, Sunrise Holding Revolving Facility B was amended to include an Environmental, Social and Governance (ESG)-linked margin ratchet. The interest rate on Sunrise Holding Revolving Facility B is now subject to adjustment based on the achievement or otherwise of certain ESG metrics.

(d)Unused borrowing capacity under the Telenet Credit Facility comprises (i) €570.0 million ($610.8 million) under Telenet Revolving Facility B, (ii) €25.0 million ($26.8 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($21.4 million) under the Telenet Revolving Facility, each of which were undrawn at June 30, 2024. In February 2024, the €30.0 million ($32.1 million) of commitments under Telenet Revolving Facility A were cancelled in full.

(e)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($107.2 million) under the VM Ireland Revolving Facility, which was undrawn at June 30, 2024.

(f)For information regarding the Vodafone Collar Loan, see note 4.

(g)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our condensed

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our condensed consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During the six months ended June 30, 2024 and 2023, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses were $324.4 million and $276.7 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(h)Amounts include $410.9 million and $430.8 million at June 30, 2024 and December 31, 2023, respectively, of liabilities related to Telenet’s acquisition of mobile spectrum licenses. Telenet will make annual payments for the license fees over the terms of the respective licenses.

(i)As of June 30, 2024 and December 31, 2023, our debt had an estimated fair value of $15.2 billion and $15.5 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 6.

General Information

At June 30, 2024, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise Sunrise Holding, Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K.

Maturities of Debt

Maturities of our debt as of June 30, 2024 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on June 30, 2024 exchange rates.

	Sunrise Holding (a)	Telenet	VM Ireland	Other (b)	Total
	in millions

Year ending December 31:
2024 (remainder of year)	$175.2	$262.5	$—	$9.1	$446.8
2025	177.8	153.3	—	319.1	650.2
2026	—	22.8	—	1,030.0	1,052.8
2027	—	23.0	—	—	23.0
2028	1,152.3	4,880.1	—	—	6,032.4
2029	3,652.1	1,212.9	964.5	—	5,829.5
Thereafter	1,250.0	295.3	—	—	1,545.3
Total debt maturities (c)	6,407.4	6,849.9	964.5	1,358.2	15,580.0
Deferred financing costs, discounts and premiums, net	(18.7)	(24.5)	(4.7)	(72.2)	(120.1)
Total debt	$6,388.7	$6,825.4	$959.8	$1,286.0	$15,459.9
Current portion	$353.0	$399.1	$—	$9.7	$761.8
Long-term portion	$6,035.7	$6,426.3	$959.8	$1,276.3	$14,698.1
_______________

(a)Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Sunrise Holding and Liberty Global.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)

(b)Includes $1,348.0 million related to the Vodafone Collar Loan, which has settlement dates in 2025 and 2026 consistent with the Vodafone Collar. We may elect to use cash or the collective value of the related shares and Vodafone Collar to settle amounts under the Vodafone Collar Loan.

(c)Amounts include vendor financing obligations of $738.0 million, as set forth below:

	Sunrise Holding	Telenet	Other	Total
	in millions

Year ending December 31:
2024 (remainder of year)	$175.2	$244.9	$9.1	$429.2
2025	177.8	129.9	1.1	308.8
Total vendor financing maturities	$353.0	$374.8	$10.2	$738.0
Current portion	$353.0	$374.8	$9.7	$737.5
Long-term portion	$—	$—	$0.5	$0.5

Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2024	2023
	in millions

Balance at January 1	$768.7	$704.7
Operating-related vendor financing additions	324.4	276.7
Capital-related vendor financing additions	66.3	98.3
Principal payments on operating-related vendor financing	(322.1)	(268.9)
Principal payments on capital-related vendor financing	(75.3)	(162.2)
Foreign currency and other	(24.0)	25.6
Balance at June 30	$738.0	$674.2

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
(9) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities is set forth below:

	June 30, 2024	December 31, 2023
	in millions

ROU assets:
Finance leases (a)	$54.4	$57.9
Operating leases (b)	2,215.9	1,761.8
Total ROU assets	$2,270.3	$1,819.7

Lease liabilities:
Finance leases (c)	$52.3	$58.0
Operating leases (d)	2,063.4	1,803.9
Total lease liabilities	$2,115.7	$1,861.9
_______________

(a)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At June 30, 2024, the weighted average remaining lease term for finance leases was 11.2 years and the weighted average discount rate was 4.9%. During the six months ended June 30, 2024 and 2023, we recorded non-cash additions to our finance lease ROU assets of $0.6 million and $16.9 million, respectively.

(b)At June 30, 2024, the weighted average remaining lease term for operating leases was 8.8 years and the weighted average discount rate was 3.3%. During the six months ended June 30, 2024 and 2023, we recorded non-cash additions to our operating lease ROU assets of $48.3 million and $29.8 million, respectively.

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
A summary of our aggregate lease expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Finance lease expense:
Depreciation and amortization	$2.2	$12.0	$4.3	$29.3
Interest expense	0.6	(5.3)	1.2	0.9
Total finance lease expense	2.8	6.7	5.5	30.2
Operating lease expense (a)	70.9	60.4	133.4	119.7
Short-term lease expense (a)	0.8	0.9	1.2	2.0
Variable lease expense (b)	0.4	0.3	0.7	0.7
Total lease expense	$74.9	$68.3	$140.8	$152.6
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Six months ended June 30,
	2024	2023
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$128.3	$114.6
Operating cash outflows from finance leases (interest component)	1.2	0.9
Financing cash outflows from finance leases (principal component)	5.6	6.5
Total cash outflows from operating and finance leases	$135.1	$122.0

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
Maturities of our operating and finance lease liabilities as of June 30, 2024 are presented below. Amounts represent U.S. dollar equivalents based on June 30, 2024 exchange rates.

	Operating leases	Finance leases
	in millions

Year ending December 31:
2024 (remainder of year)	$149.4	$6.0
2025	254.2	9.8
2026	239.4	7.8
2027	228.8	6.9
2028	219.9	4.3
2029	215.1	3.1
Thereafter	1,522.0	26.7
Total payments	2,828.8	64.6
Less: present value discount	(765.4)	(12.3)
Present value of lease payments	$2,063.4	$52.3
Current portion	$170.7	$9.6
Long-term portion	$1,892.7	$42.7

(10)    Income Taxes

Income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Computed “expected” tax benefit (expense) (a)	$(84.0)	$82.8	$(222.5)	$247.5
Non-deductible or non-taxable foreign currency exchange results	49.5	(26.4)	213.7	(114.6)
Non-deductible or non-taxable interest and other expenses	(73.4)	(48.6)	(100.5)	(74.7)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b)	49.8	(3.9)	46.2	(80.5)
Change in valuation allowances	(7.7)	(181.0)	(28.6)	(161.3)
International rate differences (c)	(5.7)	0.2	(11.9)	(4.2)
Other, net	10.8	17.7	16.0	16.1
Total income tax expense	$(60.7)	$(159.2)	$(87.6)	$(171.7)
_______________

(a)The statutory or “expected” tax rates are the U.K. rates of 25.0% for the 2024 periods and 23.5% for the 2023 periods. The statutory rate for the 2023 periods represents the blended rate in effect for the year ended December 31, 2023 based on the 19.0% statutory rate that was in effect for the first quarter of 2023 and the 25.0% statutory rate that is in effect from April 1, 2023. Although we are domiciled in Bermuda, we use the U.K. statutory rate to compute our “expected” tax benefit (expense) as management believes it is more meaningful.

(b)Amounts reflect the net impact of differences in the treatment of income and loss items between financial reporting and tax accounting related to investments in subsidiaries and affiliates, including the effects of foreign earnings.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)

(c)Amounts reflect adjustments (either a benefit or expense) to the “expected” tax benefit (expense) for statutory rates in jurisdictions in which we operate outside of the U.K.

On August 16, 2022, the Inflation Reduction Act was signed into law in the U.S. Although this legislation does not increase the U.S. corporate income tax rate, it includes, among other provisions, a corporate alternative minimum tax (CAMT) on “adjusted financial statement income” that is effective for tax years beginning after December 31, 2022. CAMT did not have an impact on our consolidated financial statements through June 30, 2024, although we will continue to monitor additional guidance as it is issued to assess the impact to our tax position. We will disregard our CAMT status when evaluating our deferred tax assets under the regular U.S. tax system.

As of June 30, 2024, our unrecognized tax benefits were $483.3 million, of which $385.9 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors. During the next 12 months it is reasonably possible that the resolution of ongoing tax controversies, as well as the expiration of statutes of limitation and other items, could result in reductions to our unrecognized tax benefits related to tax positions taken as of June 30, 2024. The amount of such reductions could range up to $388.0 million. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

In December 2021, the Organization for Economic Co-Operation and Development (OECD)/G20 Inclusive Framework on Base Erosion and Profit Shifting (BEPS) released Model Global Anti-Base Erosion (GLoBE) rules under Pillar Two. These rules provide for the taxation of certain large multinational corporations at a minimum rate of 15.0%, calculated on a jurisdictional basis. Numerous countries in which we operate, including the U.K. and certain European Union (E.U.) member states, have enacted legislation to implement many aspects of the Pillar Two rules beginning on January 1, 2024, with certain remaining impacts to be effective from January 1, 2025. We do not currently anticipate that Pillar Two legislation will have a material impact on our consolidated financial statements, but we will continue to monitor future legislation and any additional guidance that is issued.

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
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

(11)    Equity

Share Repurchases

During the six months ended June 30, 2024, we repurchased 18,532,112 of our Class C common shares at an average price per share of $18.24, for an aggregate purchase price of $337.9 million, including direct acquisition costs.

Under our current share repurchase program, we are authorized during 2024 to repurchase up to 10% of our total outstanding shares as of December 31, 2023. As of June 30, 2024, the remaining number of our Class A and/or Class C common shares that we are authorized to repurchase during 2024 was 19.7 million. Based on the average of the respective closing share prices as of June 30, 2024, this would equate to additional share repurchases during the remainder of 2024 of approximately $347.5 million. However, the actual U.S. dollar amount of our share repurchases during the remainder of 2024 will be determined by the actual transaction date share prices during the year and could differ significantly from this amount.

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

(12)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Liberty Global (a):
Non-performance based incentive awards	$31.8	$53.4	$64.3	$82.6
Performance-based incentive awards (b)	5.3	—	7.4	—
Other (c)	9.1	10.8	17.9	17.6
Total Liberty Global	46.2	64.2	89.6	100.2
Other	3.3	11.6	4.5	19.4
Total	$49.5	$75.8	$94.1	$119.6
Included in:
Other operating expense	$5.4	$2.6	$10.7	$4.8
SG&A expense	44.1	73.2	83.4	114.8
Total	$49.5	$75.8	$94.1	$119.6
_______________

(a)The 2024 amounts include share-based compensation expense related to certain Telenet Replacement Awards.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
(b)The 2024 amounts include share-based compensation expense related to the 2024 PSUs, as defined and described below.

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

The following table provides the aggregate number of options, share appreciation rights (SARs) and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of June 30, 2024:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price

Held by Liberty Global employees:
Outstanding	26,761,002	$24.33	59,016,170	$24.31
Exercisable	20,452,234	$26.32	47,637,730	$25.58

Held by former Liberty Global employees (b):
Outstanding	784,609	$32.99	1,523,348	$32.50
Exercisable	763,696	$33.40	1,493,810	$32.76
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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
The following table provides the aggregate number of restricted share units (RSUs) and performance-based restricted share units (PSUs) that were outstanding as of June 30, 2024. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class C

Held by Liberty Global employees:
RSUs	3,208,640	5,305,231
PSUs	1,379,568	2,092,968
Held by former Liberty Global employees (a):
RSUs	9,881	14,318
PSUs	2,472	2,472
_______________

(a)Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain split-off or disposal transactions. The future vesting of these RSUs and PSUs will increase the number of our outstanding common shares.

2024 PSUs

In May 2024, the compensation committee of our board of directors approved the grant of PSUs to executive officers and other key employees (the 2024 PSUs). The performance metric for the 2024 PSUs is based on Liberty Global’s relative total shareholder return (rTSR) during the performance period commencing May 10, 2024 and ending December 31, 2026, calculated based on a comparison of Liberty Global’s total shareholder return (TSR) compared to the TSR of a comparator group of companies, which comprises all companies continuously listed in the NASDAQ Telecommunications Index or the Stoxx Europe 600 Telecom Index during the performance period. The market condition related to Liberty Global’s rTSR performance relative to the comparator group of companies is incorporated into the measurement of the grant date fair value of the award. The 2024 PSUs include over- and under-performance payout opportunities should the rTSR exceed or fail to meet the target, as applicable. Achieving an rTSR between the 25th percentile to at or above the 75th percentile will generally result in award recipients earning 25% to 200% of their target 2024 PSUs, subject to forfeitures. The 2024 PSUs have a maximum payout of 100% should the TSR be negative. In addition, 50% of the 2024 PSUs will be earned if Liberty Global’s rTSR is equal to or greater than the median TSR for the comparator group of companies as of December 31, 2025. The earned 2024 PSUs will fully vest on or around February 15, 2027.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
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

The details of our basic and diluted weighted average common shares outstanding are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Weighted average common shares outstanding (basic EPS computation)	371,200,838	441,780,412	374,473,934	448,052,831
Incremental shares (a)	6,253,176	—	6,807,895	—
Weighted average common shares outstanding (diluted EPS computation)	377,454,014	441,780,412	381,281,829	448,052,831
_______________

(a)We use the treasury stock method in order to calculate our incremental shares attributable to the assumed exercise or release of outstanding share-based incentive awards upon vesting. Certain of our share incentive plans include performance and/or other features such that the associated shares are contingently issuable. For purposes of applying the treasury stock method, the dilutive effect of these awards is calculated based on the number of the shares that would be issuable as if the end of the reporting period was the end of the contingency period.

The calculation of diluted EPS excludes aggregate share-based incentive awards of 79.3 million and 77.9 million for the three and six months ended June 30, 2024, respectively, because their effect would have been anti-dilutive.

We reported net losses attributable to Liberty Global shareholders for the three and six months ended June 30, 2023. Therefore, the potentially dilutive effect at June 30, 2023 excludes 97.5 million shares issuable pursuant to outstanding share-based incentive awards in the computation of diluted net loss attributable to Liberty Global shareholders per share because their inclusion would have been anti-dilutive to the computation.

The details of our net earnings (loss) attributable to Liberty Global shareholders is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Net earnings (loss)	$275.2	$(511.3)	$802.2	$(1,224.8)
Net loss (earnings) attributable to noncontrolling interests	(7.1)	11.7	(24.1)	3.8
Net earnings (loss) attributable to Liberty Global shareholders	$268.1	$(499.6)	$778.1	$(1,221.0)

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
(14)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to purchases of CPE and other equipment and services, programming contracts, network and connectivity commitments and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of June 30, 2024. The commitments included in this table do not reflect any liabilities that are included on our June 30, 2024 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2024
		2025	2026	2027	2028	2029	Thereafter	Total
	in millions

Purchase commitments	$471.9	$520.7	$434.5	$387.1	$362.9	$2.0	$19.0	$2,198.1
Programming commitments	131.2	144.2	55.9	28.4	0.1	—	—	359.8
Network and connectivity commitments	99.5	86.1	41.1	4.4	1.9	1.6	16.1	250.7
Other commitments	177.6	164.4	126.6	29.0	27.1	26.8	66.3	617.8
Total	$880.2	$915.4	$658.1	$448.9	$392.0	$30.4	$101.4	$3,426.4

Purchase commitments include unconditional and legally binding obligations related to (i) certain service-related commitments, including software development, information technology, maintenance and call center services and (ii) the purchase of network and other equipment and CPE.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $278.7 million and $275.8 million during the six months ended June 30, 2024 and 2023, respectively.

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
June 30, 2024
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
June 30, 2024
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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
(15)    Segment Reporting

We generally identify our reportable segments as (i) those consolidated subsidiaries that represent 10% or more of our revenue, Adjusted EBITDA (as defined below) or total assets or (ii) those equity method affiliates where our investment or share of revenue or Adjusted EBITDA represents 10% or more of our total assets, revenue or Adjusted EBITDA, respectively. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and Adjusted EBITDA. The significant accounting policies of our reportable segments are principally the same as those described in note 3 to the consolidated financial statements included in our 10-K. In addition, we review non-financial measures such as customer growth, as appropriate.

Adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, “Adjusted EBITDA” is defined as net earnings (loss) before net income tax benefit (expense), other non-operating income or expenses, net share of results of affiliates, net gains (losses) on debt extinguishment, net realized and unrealized gains (losses) due to changes in fair values of certain investments, net foreign currency transaction gains (losses), net gains (losses) on derivative instruments, net interest expense, depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted EBITDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total consolidated reportable segment Adjusted EBITDA to earnings (loss) before income taxes is presented below.

As of June 30, 2024, our reportable segments are as follows:

Consolidated:
•Sunrise
•Telenet
•VM Ireland
•Central and Other

Nonconsolidated:
•VMO2 JV
•VodafoneZiggo JV

Our Sunrise, Telenet and VM Ireland reportable segments derive their revenue primarily from residential and B2B communications services, including broadband internet, video, fixed-line telephony and mobile services.

Our “Central and Other” reportable segment primarily includes (i) revenue associated with services provided to the VMO2 JV, the VodafoneZiggo JV and various third parties related to service agreements, (ii) sales of CPE to the VMO2 JV and the VodafoneZiggo JV, (iii) certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (iv) our operations in Slovakia.

Our centrally-managed technology and innovation function (our T&I Function) provides, and allocates charges for, certain products and services to our consolidated reportable segments and, beginning in 2024, the VMO2 JV (the Tech Framework). These products and services include CPE hardware and related essential software, maintenance, hosting and other services. Our consolidated reportable segments and the VMO2 JV capitalize the combined cost of the CPE hardware and essential software as property and equipment additions and the corresponding amounts charged by our T&I Function are reflected as revenue when earned.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)

During the second quarter of 2023, we determined to market and sell certain of our internally-developed software to third parties. As a result of these strategic and operational changes, from May 2023, proceeds from the licensing and related sale of products from this internally-developed software (including proceeds generated from our arrangements with the VMO2 JV and the VodafoneZiggo JV) were applied against the net book value of our existing internally-developed capitalized software. As of December 31, 2023, the net book value of our existing internally-developed software was reduced to zero, after which time we began recognizing revenue for such licensing and related sale of products. Further, from May 2023, we expense the costs of development of such software due to the fact that it is able to be externally marketed to third parties. During the three and six months ended June 30, 2023, revenue within Central and Other was reduced by $30.7 million, including $15.7 million and $9.8 million from the VMO2 JV and the VodafoneZiggo JV, respectively, as a result of this change and the associated accounting treatment.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our consolidated and nonconsolidated reportable segment’s revenue and Adjusted EBITDA, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the VodafoneZiggo JV. We account for our 50% interest in both the VMO2 JV and the VodafoneZiggo JV as an equity method investment and as such, our share of the operating results of the VMO2 JV and the VodafoneZiggo JV is included in share of results of affiliates, net, in our condensed consolidated statements of operations. The noncontrolling owners’ interests in the operating results of Telenet, prior to the Telenet Takeover Bid, and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Sunrise	$815.8	$816.2	$1,669.8	$1,623.6
Telenet	755.1	767.0	1,517.7	1,521.5
VM Ireland	120.0	123.9	243.0	246.9
Central and Other (a)	255.4	206.2	525.0	450.7
Total consolidated reportable segment revenue	1,946.3	1,913.3	3,955.5	3,842.7
Intersegment eliminations (b)	(72.6)	(65.3)	(136.7)	(126.3)
Total consolidated revenue (c)	$1,873.7	$1,848.0	$3,818.8	$3,716.4

VMO2 JV	$3,375.4	$3,391.5	$6,658.2	$6,554.2
VodafoneZiggo JV	$1,091.6	$1,088.4	$2,205.6	$2,171.8
______________

(a)Amounts include services agreements revenue from the VMO2 JV ($91.2 million, $55.4 million, $203.5 million and $121.2 million, respectively) and the VodafoneZiggo JV ($59.6 million, $55.5 million, $121.7 million and $120.5 million, respectively), our nonconsolidated reportable segments, as further described in note 4. The remaining revenue is derived from other consolidated reportable segments, which is disclosed as intersegment eliminations pursuant to footnote (b), external parties and other affiliates.

(b)Amounts primarily relate to revenue recognized within Central and Other from other consolidated reportable segments associated with the Tech Framework.

(c)Total consolidated revenue does not include the revenue of our nonconsolidated reportable segments, which are separately shown below.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)

	Adjusted EBITDA
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Sunrise	$288.0	$287.1	$567.3	$550.1
Telenet	311.9	346.0	620.3	648.9
VM Ireland	45.7	47.3	85.7	88.8
Central and Other (a)	(25.8)	(63.8)	(56.8)	(31.7)
Total consolidated reportable segment Adjusted EBITDA	619.8	616.6	1,216.5	1,256.1
Intersegment eliminations (b)	(15.1)	(15.2)	(30.4)	(30.2)
Total consolidated Adjusted EBITDA (c)	$604.7	$601.4	$1,186.1	$1,225.9

VMO2 JV	$1,132.4	$1,138.8	$2,206.0	$2,164.7
VodafoneZiggo JV	$518.7	$484.9	$1,037.7	$956.4
_______________

(a)Amounts include development costs related to our internally-developed software subsequent to our decision in May 2023 to externally market such software.

(b)Amounts relate to the Adjusted EBITDA impact within Central and Other related to the Tech Framework.

(c)Total consolidated Adjusted EBITDA does not include the Adjusted EBITDA of our nonconsolidated reportable segments, which are separately shown below.

The following table provides a reconciliation of total consolidated reportable segment Adjusted EBITDA to earnings (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Total consolidated reportable segment Adjusted EBITDA	$619.8	$616.6	$1,216.5	$1,256.1
Intersegment eliminations	(15.1)	(15.2)	(30.4)	(30.2)
Share-based compensation expense	(49.5)	(75.8)	(94.1)	(119.6)
Depreciation and amortization	(531.4)	(570.9)	(1,012.1)	(1,097.8)
Impairment, restructuring and other operating items, net	(4.7)	(3.9)	(38.2)	(20.3)
Operating income (loss)	19.1	(49.2)	41.7	(11.8)
Interest expense	(251.5)	(213.7)	(505.0)	(414.6)
Realized and unrealized gains on derivative instruments, net	68.5	51.1	633.8	16.7
Foreign currency transaction gains (losses), net	228.9	56.4	298.0	(246.5)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net	(30.1)	(410.8)	84.8	(416.3)
Share of results of affiliates, net	(25.6)	138.3	(33.6)	(100.3)
Gain on sale of All3Media	242.9	—	242.9	—
Other income, net	83.7	75.8	127.2	119.7
Earnings (loss) before income taxes	$335.9	$(352.1)	$889.8	$(1,053.1)

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
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

	Six months ended June 30,
	2024	2023
	in millions

Sunrise	$289.9	$271.4
Telenet	384.9	335.0
VM Ireland	81.0	84.6
Central and Other (a)	14.4	81.8
Total consolidated reportable segment property and equipment additions	770.2	772.8
Intersegment eliminations (b)	(30.4)	(30.2)
Total consolidated property and equipment additions (c)	739.8	742.6
Assets acquired under capital-related vendor financing arrangements	(66.3)	(98.3)
Assets acquired under finance leases	(0.6)	(16.9)
Changes in current liabilities related to capital expenditures	(32.8)	61.0
Total capital expenditures, net	$640.1	$688.4

Property and equipment additions:
VMO2 JV	$1,271.8	$1,261.4
VodafoneZiggo JV	$499.6	$507.0
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

(c)Total consolidated property and equipment additions does not include the property and equipment additions of our nonconsolidated reportable segments, which are separately shown below.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2024
(unaudited)
Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$375.3	$365.9	$757.6	$725.4
Video	258.6	272.7	522.9	545.9
Fixed-line telephony	80.0	90.0	164.2	182.1
Total subscription revenue	713.9	728.6	1,444.7	1,453.4
Non-subscription revenue	14.2	18.2	27.9	32.5
Total residential fixed revenue	728.1	746.8	1,472.6	1,485.9
Residential mobile revenue (c):
Subscription revenue (b)	369.5	369.5	746.1	725.9
Non-subscription revenue	128.0	126.7	265.3	260.6
Total residential mobile revenue	497.5	496.2	1,011.4	986.5
Total residential revenue	1,225.6	1,243.0	2,484.0	2,472.4
B2B revenue (d):
Subscription revenue	142.1	140.9	287.0	274.3
Non-subscription revenue	234.0	230.3	465.0	454.1
Total B2B revenue	376.1	371.2	752.0	728.4
Other revenue (e)	272.0	233.8	582.8	515.6
Total	$1,873.7	$1,848.0	$3,818.8	$3,716.4
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
June 30, 2024
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

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Switzerland	$815.8	$816.2	$1,669.8	$1,623.6
Belgium	718.9	731.1	1,438.9	1,447.7
Ireland	120.0	123.9	243.0	246.9
Slovakia	12.8	13.1	25.5	26.4
Other, including intersegment eliminations (a)	206.2	163.7	441.6	371.8
Total	$1,873.7	$1,848.0	$3,818.8	$3,716.4

VMO2 JV (U.K.)	$3,375.4	$3,391.5	$6,658.2	$6,554.2
VodafoneZiggo JV (Netherlands)	$1,091.6	$1,088.4	$2,205.6	$2,171.8
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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2024 and 2023.
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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data is presented, as of June 30, 2024.
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

Overview

General

We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe. Our businesses provide residential and B2B communications services in (i) Switzerland, which we refer to as Sunrise, and Slovakia through Sunrise Holding, (ii) Belgium and Luxembourg through Telenet and (iii) Ireland through VM Ireland. In addition, we own 50% noncontrolling interests in (a) the VMO2 JV, which provides residential and B2B communications services in the U.K., and (b) the VodafoneZiggo JV, which provides residential and B2B communications services in the Netherlands. We also own (1) a 50% noncontrolling voting interest in the AtlasEdge JV, which is a leading European Edge data center platform, and (2) a 25% noncontrolling interest in the nexfibre JV, which is constructing a new fiber network in the U.K. outside of the existing footprint of the VMO2 JV.

We have announced our intention to spin-off the Sunrise Entities, which is expected to close during the fourth quarter of 2024.

In October 2023, we completed the Telenet Takeover Bid, pursuant to which we increased our ownership interest in Telenet to 100%.

Operations

At June 30, 2024, we owned and operated networks that passed 8,573,400 homes and served 4,017,500 fixed-line customers and 5,906,000 mobile subscribers.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended June 30, 2024 was to the euro and Swiss franc, as 58.7% and 43.5% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro and Swiss franc, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each of our consolidated and nonconsolidated reportable segment’s results of operations, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the VodafoneZiggo JV. We account for our 50% interest in both the VMO2 JV and the VodafoneZiggo JV as an equity method investment and as such, our share of the operating results of the VMO2 JV and the VodafoneZiggo JV is included in share of results of affiliates, net, in our condensed consolidated statements of operations. The noncontrolling owners’ interests at Telenet and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

General

Our Sunrise, Telenet and VM Ireland reportable segments derive their revenue primarily from residential and B2B communications services. Our Central and Other reportable segment primarily includes (i) revenue associated with services provided to the VMO2 JV, the VodafoneZiggo JV and various third parties related to service agreements, (ii) sales of CPE to the VMO2 JV and the VodafoneZiggo JV, (iii) certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (iv) our operations in Slovakia. For detailed information regarding the composition of our reportable segments and how we define and categorize our revenue components, see note 15 to our condensed consolidated financial statements. For information regarding the results of operations of the VMO2 JV and the VodafoneZiggo JV, refer to Discussion and Analysis of our Consolidated Operating Results — Share of results of affiliates, net below.

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segments for the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) with respect to our consolidated reportable segments, the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our reportable segments for the three and six months ended June 30, 2024 and 2023 at the end of this section.

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

The following table provides a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Net earnings (loss)	$275.2	$(511.3)	$802.2	$(1,224.8)
Income tax expense	60.7	159.2	87.6	171.7
Other income, net	(83.7)	(75.8)	(127.2)	(119.7)
Gain on All3Media Sale	(242.9)	—	(242.9)	—
Share of results of affiliates, net	25.6	(138.3)	33.6	100.3
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	30.1	410.8	(84.8)	416.3
Foreign currency transaction losses (gains), net	(228.9)	(56.4)	(298.0)	246.5
Realized and unrealized gains on derivative instruments, net	(68.5)	(51.1)	(633.8)	(16.7)
Interest expense	251.5	213.7	505.0	414.6
Operating income (loss)	19.1	(49.2)	41.7	(11.8)
Impairment, restructuring and other operating items, net	4.7	3.9	38.2	20.3
Depreciation and amortization	531.4	570.9	1,012.1	1,097.8
Share-based compensation expense	49.5	75.8	94.1	119.6
Adjusted EBITDA	$604.7	$601.4	$1,186.1	$1,225.9

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

Revenue

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$815.8	$816.2	$(0.4)	—	$4.3	0.5
Telenet	755.1	767.0	(11.9)	(1.6)	(6.9)	(0.9)
VM Ireland	120.0	123.9	(3.9)	(3.1)	(2.4)	(1.9)
Central and Other	255.4	206.2	49.2	23.9	51.9	25.2
Intersegment eliminations	(72.6)	(65.3)	(7.3)	N.M.	(7.3)	N.M.
Total	$1,873.7	$1,848.0	$25.7	1.4	$39.6	2.1

VMO2 JV	$3,375.4	$3,391.5	$(16.1)	(0.5)
VodafoneZiggo JV	$1,091.6	$1,088.4	$3.2	0.3

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$1,669.8	$1,623.6	$46.2	2.8	$3.9	0.2
Telenet	1,517.7	1,521.5	(3.8)	(0.2)	(11.2)	(0.7)
VM Ireland	243.0	246.9	(3.9)	(1.6)	(3.9)	(1.6)
Central and Other	525.0	450.7	74.3	16.5	96.6	21.4
Intersegment eliminations	(136.7)	(126.3)	(10.4)	N.M.	(10.4)	N.M.
Total	$3,818.8	$3,716.4	$102.4	2.8	$75.0	2.0

VMO2 JV	$6,658.2	$6,554.2	$104.0	1.6
VodafoneZiggo JV	$2,205.6	$2,171.8	$33.8	1.6
_______________

N.M. — Not Meaningful.

Sunrise. The details of the changes in Sunrise’s revenue during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(6.2)	$—	$(6.2)	$(11.9)	$—	$(11.9)
ARPU	(0.2)	—	(0.2)	(3.2)	—	(3.2)
Decrease in residential fixed non-subscription revenue	—	(1.9)	(1.9)	—	(0.5)	(0.5)
Total decrease in residential fixed revenue	(6.4)	(1.9)	(8.3)	(15.1)	(0.5)	(15.6)
Increase (decrease) in residential mobile revenue (a)	2.2	4.3	6.5	5.6	(2.5)	3.1
Increase (decrease) in B2B revenue (b)	(3.3)	12.6	9.3	(1.2)	17.7	16.5
Decrease in other revenue	—	(3.2)	(3.2)	—	(0.1)	(0.1)
Total organic increase (decrease)	(7.5)	11.8	4.3	(10.7)	14.6	3.9
Impact of FX	(3.1)	(1.6)	(4.7)	30.0	12.3	42.3
Total	$(10.6)	$10.2	$(0.4)	$19.3	$26.9	$46.2
_______________

(a)The increases in residential mobile subscription revenue are primarily attributable to increases in the average number of mobile subscribers.
(b)The increases in B2B non-subscription revenue are primarily due to higher interconnect revenue.

Telenet. The details of the decreases in Telenet’s revenue during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(17.2)	$—	$(17.2)	$(35.1)	$—	$(35.1)
ARPU	18.0	—	18.0	32.3	—	32.3
Decrease in residential fixed non-subscription revenue	—	(2.7)	(2.7)	—	(5.2)	(5.2)
Total increase (decrease) in residential fixed revenue	0.8	(2.7)	(1.9)	(2.8)	(5.2)	(8.0)
Increase (decrease) in residential mobile revenue	0.5	(2.2)	(1.7)	1.6	2.9	4.5
Increase (decrease) in B2B revenue (a)	5.6	(9.9)	(4.3)	11.6	(20.8)	(9.2)
Increase in other revenue	—	1.0	1.0	—	1.5	1.5
Total organic increase (decrease)	6.9	(13.8)	(6.9)	10.4	(21.6)	(11.2)
Impact of acquisitions	—	3.6	3.6	—	7.1	7.1
Impact of FX	(6.1)	(2.5)	(8.6)	0.2	0.1	0.3
Total	$0.8	$(12.7)	$(11.9)	$10.6	$(14.4)	$(3.8)
_____________

(a)The increases in B2B subscription revenue are primarily due to increases in the average number of customers. The decreases in B2B non-subscription revenue are primarily attributable to (i) decreases in revenue from wholesale services and (ii) lower interconnect revenue.

VM Ireland. The details of the decreases in VM Ireland’s revenue during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(3.3)	$—	$(3.3)	$(6.9)	$—	$(6.9)
ARPU	0.2	—	0.2	0.4	—	0.4
Decrease in residential fixed non-subscription revenue	—	—	—	—	(0.1)	(0.1)
Total decrease in residential fixed revenue	(3.1)	—	(3.1)	(6.5)	(0.1)	(6.6)
Increase (decrease) in residential mobile revenue	(0.1)	(0.1)	(0.2)	0.2	(0.6)	(0.4)
Increase in B2B revenue	0.3	1.1	1.4	0.5	1.3	1.8
Increase (decrease) in other revenue	—	(0.5)	(0.5)	—	1.3	1.3
Total organic increase (decrease)	(2.9)	0.5	(2.4)	(5.8)	1.9	(3.9)
Impact of FX	(0.8)	(0.7)	(1.5)	0.2	(0.2)	—
Total	$(3.7)	$(0.2)	$(3.9)	$(5.6)	$1.7	$(3.9)

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$288.0	$287.1	$0.9	0.3	$2.6	0.9
Telenet	311.9	346.0	(34.1)	(9.9)	(32.7)	(9.4)
VM Ireland	45.7	47.3	(1.6)	(3.4)	(1.0)	(2.1)
Central and Other	(25.8)	(63.8)	38.0	59.6	34.2	53.6
Intersegment eliminations	(15.1)	(15.2)	0.1	N.M.	0.1	N.M.
Total	$604.7	$601.4	$3.3	0.5	$3.2	0.5

VMO2 JV	$1,132.4	$1,138.8	$(6.4)	(0.6)
VodafoneZiggo JV	$518.7	$484.9	$33.8	7.0

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$567.3	$550.1	$17.2	3.1	$3.6	0.7
Telenet	620.3	648.9	(28.6)	(4.4)	(32.2)	(4.9)
VM Ireland	85.7	88.8	(3.1)	(3.5)	(3.0)	(3.4)
Central and Other	(56.8)	(31.7)	(25.1)	(79.2)	(5.5)	(17.4)
Intersegment eliminations	(30.4)	(30.2)	(0.2)	N.M.	(0.2)	N.M.
Total	$1,186.1	$1,225.9	$(39.8)	(3.2)	$(37.3)	(3.0)

VMO2 JV	$2,206.0	$2,164.7	$41.3	1.9
VodafoneZiggo JV	$1,037.7	$956.4	$81.3	8.5
_______________

N.M. — Not Meaningful.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Sunrise	35.3%	35.2%	34.0%	33.9%
Telenet	41.3%	45.1%	40.9%	42.6%
VM Ireland	38.1%	38.2%	35.3%	35.9%
Central and Other	(10.1)%	(30.9)%	(10.8)%	(7.0)%

VMO2 JV	33.5%	33.6%	33.1%	33.0%
VodafoneZiggo JV	47.5%	44.6%	47.0%	44.0%

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
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$375.3	$365.9	$9.4	2.6	$12.8	3.5
Video	258.6	272.7	(14.1)	(5.2)	(11.8)	(4.3)
Fixed-line telephony	80.0	90.0	(10.0)	(11.1)	(9.6)	(10.7)
Total subscription revenue	713.9	728.6	(14.7)	(2.0)	(8.6)	(1.2)
Non-subscription revenue	14.2	18.2	(4.0)	(22.0)	(4.6)	(25.3)
Total residential fixed revenue	728.1	746.8	(18.7)	(2.5)	(13.2)	(1.8)
Residential mobile revenue (c):
Subscription revenue (b)	369.5	369.5	—	—	2.6	0.7
Non-subscription revenue	128.0	126.7	1.3	1.0	2.0	1.6
Total residential mobile revenue	497.5	496.2	1.3	0.3	4.6	0.9
Total residential revenue	1,225.6	1,243.0	(17.4)	(1.4)	(8.6)	(0.7)
B2B revenue (d):
Subscription revenue	142.1	140.9	1.2	0.9	2.7	1.9
Non-subscription revenue	234.0	230.3	3.7	1.6	2.9	1.2
Total B2B revenue	376.1	371.2	4.9	1.3	5.6	1.5
Other revenue (e)	272.0	233.8	38.2	16.3	42.6	18.2
Total	$1,873.7	$1,848.0	$25.7	1.4	$39.6	2.1

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$757.6	$725.4	$32.2	4.4	$24.0	3.3
Video	522.9	545.9	(23.0)	(4.2)	(28.8)	(5.3)
Fixed-line telephony	164.2	182.1	(17.9)	(9.8)	(19.7)	(10.8)
Total subscription revenue	1,444.7	1,453.4	(8.7)	(0.6)	(24.5)	(1.7)
Non-subscription revenue	27.9	32.5	(4.6)	(14.2)	(5.8)	(17.8)
Total residential fixed revenue	1,472.6	1,485.9	(13.3)	(0.9)	(30.3)	(2.0)
Residential mobile revenue (c):
Subscription revenue (b)	746.1	725.9	20.2	2.8	7.4	1.0
Non-subscription revenue	265.3	260.6	4.7	1.8	(0.2)	(0.1)
Total residential mobile revenue	1,011.4	986.5	24.9	2.5	7.2	0.7
Total residential revenue	2,484.0	2,472.4	11.6	0.5	(23.1)	(0.9)
B2B revenue (d):
Subscription revenue	287.0	274.3	12.7	4.6	11.0	4.0
Non-subscription revenue	465.0	454.1	10.9	2.4	(2.2)	(0.5)
Total B2B revenue	752.0	728.4	23.6	3.2	8.8	1.2
Other revenue (e)	582.8	515.6	67.2	13.0	89.3	17.3
Total	$3,818.8	$3,716.4	$102.4	2.8	$75.0	2.0
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $29.3 million and $27.2 million during the three months ended June 30, 2024 and 2023, respectively, and $59.9 million and $60.5 million during the six months ended June 30, 2024 and 2023, respectively.

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

Total revenue. Our consolidated revenue increased $25.7 million or 1.4% and $102.4 million or 2.8% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023. On an organic basis, our consolidated revenue increased $39.6 million or 2.1% and $75.0 million or 2.0%, respectively.

Residential revenue. The details of the changes in our consolidated residential revenue during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, are as follows:

	Three-month period	Six-month period
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(27.2)	$(55.0)
ARPU	18.6	30.5
Decrease in residential fixed non-subscription revenue	(4.6)	(5.8)
Total decrease in residential fixed revenue	(13.2)	(30.3)
Increase in residential mobile subscription revenue	2.6	7.4
Increase (decrease) in residential mobile non-subscription revenue	2.0	(0.2)
Total organic decrease in residential revenue	(8.6)	(23.1)
Impact of FX	(8.8)	34.7
Total increase (decrease) in residential revenue	$(17.4)	$11.6

On an organic basis, our consolidated residential fixed subscription revenue decreased $8.6 million or 1.2% and $24.5 million or 1.7% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily attributable to decreases at Sunrise.

On an organic basis, our consolidated residential fixed non-subscription revenue decreased $4.6 million or 25.3% and $5.8 million or 17.8% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily due to decreases at Telenet.

On an organic basis, our consolidated residential mobile subscription revenue increased $2.6 million or 0.7% and $7.4 million or 1.0% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily attributable to increases at Sunrise.

On an organic basis, our consolidated residential mobile non-subscription revenue increased (decreased) $2.0 million or 1.6% and ($0.2 million) or (0.1%) during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily due to changes at Sunrise and Telenet.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $2.7 million or 1.9% and $11.0 million or 4.0% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily attributable to increases at Telenet.

On an organic basis, our consolidated B2B non-subscription revenue increased (decreased) $2.9 million or 1.2% and ($2.2 million) or (0.5%) during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily due to the net effect of (i) decreases at Telenet and (ii) increases at Sunrise.

Other revenue. On an organic basis, our consolidated other revenue increased $42.6 million or 18.2% and $89.3 million or 17.3% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily due to increases at Central and Other related to revenue earned from the sale of CPE to the VMO2 JV beginning in 2024.

For additional information regarding the changes in our residential, B2B and other revenue, see Discussion and Analysis of our Reportable Segments above.

Programming and other direct costs of services

Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, costs of mobile handsets and other devices and other direct costs related to our operations, including costs associated with our transitional service agreements and certain costs related to the development of externally marketed software. Programming and copyright costs represent a significant portion of our operating costs and are subject to rise in future periods due to various factors, including (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, and (ii) rate increases.

The details of our programming and other direct costs of services are as follows:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$253.3	$253.1	$0.2	0.1	$1.8	0.7
Telenet	183.4	191.4	(8.0)	(4.2)	(7.2)	(3.7)
VM Ireland	27.8	32.9	(5.1)	(15.5)	(4.9)	(14.9)
Central and Other	154.4	128.8	25.6	19.9	31.0	24.1
Intersegment eliminations	(29.3)	(22.4)	(6.9)	N.M.	(6.9)	N.M.
Total	$589.6	$583.8	$5.8	1.0	$13.8	2.4

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$531.2	$516.4	$14.8	2.9	$1.0	0.2
Telenet	382.0	395.9	(13.9)	(3.5)	(16.9)	(4.2)
VM Ireland	65.2	68.9	(3.7)	(5.4)	(3.9)	(5.7)
Central and Other	332.9	215.8	117.1	54.3	122.2	56.6
Intersegment eliminations	(49.6)	(42.5)	(7.1)	N.M.	(7.1)	N.M.
Total	$1,261.7	$1,154.5	$107.2	9.3	$95.3	8.2
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $5.8 million or 1.0% and $107.2 million or 9.3% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023. On an organic basis, our programming and other direct costs of services increased $13.8 million or 2.4% and $95.3 million or 8.2%, respectively. These increases include the following factors:

•Increases in costs of $27.1 million and $72.3 million, respectively, at Central and Other related to the sale of CPE to the VMO2 JV beginning in 2024;

•For the six-month comparison, an increase in costs of $42.5 million at Central and Other due to lower capitalization as a result of our decision in May 2023 to market and sell certain of our internally-developed software to third parties, as further described in note 15 to our condensed consolidated financial statements; and

•Decreases in programming and copyright costs of $3.1 million or 1.9% and $8.9 million or 2.5%, respectively, primarily attributable to lower costs for certain content at Telenet and VM Ireland.

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

The details of our other operating expenses are as follows:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$126.0	$129.3	$(3.3)	(2.6)	$(2.7)	(2.1)
Telenet	126.4	117.2	9.2	7.8	10.2	8.7
VM Ireland	31.7	30.5	1.2	3.9	1.6	5.2
Central and Other	27.7	36.8	(9.1)	(24.7)	(8.4)	(22.8)
Intersegment eliminations	(25.1)	(19.9)	(5.2)	N.M.	(5.2)	N.M.
Total other operating expenses excluding share-based compensation expense	286.7	293.9	(7.2)	(2.4)	$(4.5)	(1.5)
Share-based compensation expense	5.4	2.6	2.8	107.7
Total	$292.1	$296.5	$(4.4)	(1.5)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$261.0	$252.2	$8.8	3.5	$1.9	0.8
Telenet	261.4	247.1	14.3	5.8	13.5	5.5
VM Ireland	62.5	60.9	1.6	2.6	1.7	2.8
Central and Other	55.4	70.6	(15.2)	(21.5)	(15.6)	(22.1)
Intersegment eliminations	(50.3)	(37.5)	(12.8)	N.M.	(12.8)	N.M.
Total other operating expenses excluding share-based compensation expense	590.0	593.3	(3.3)	(0.6)	$(11.3)	(1.9)
Share-based compensation expense	10.7	4.8	5.9	122.9
Total	$600.7	$598.1	$2.6	0.4
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) decreased $7.2 million or 2.4% and $3.3 million or 0.6% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023. On an organic basis, our other operating expenses decreased $4.5 million or 1.5% and $11.3 million or 1.9%, respectively. These decreases include the following factors:

•Decreases in core network and information technology-related costs of $7.9 million or 11.2% and $15.3 million or 13.0%, respectively, primarily at Central and Other;

•A $11.2 million increase in costs at Telenet associated with the one-time benefit from expected settlements of certain operational contingencies during the second quarter of 2023;

•Decreases in customer service costs of $3.2 million or 8.7% and $7.8 million or 10.4%, respectively, primarily related to lower call center costs at Sunrise and Telenet;

•Increases in outsourced labor costs of $3.7 million or 12.8% and $6.2 million or 10.9%, respectively, primarily associated with customer facing activities at Telenet; and

•Decreases in business service costs of $5.9 million or 9.4% and $5.9 million or 5.7%, respectively, primarily due to (i) lower consulting costs at Telenet and Sunrise and (ii) lower energy costs, as decreases at Telenet were only partially offset by increases at Sunrise.

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

The details of our SG&A expenses are as follows:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$148.5	$146.7	$1.8	1.2	$2.6	1.8
Telenet	133.4	112.4	21.0	18.7	22.8	20.3
VM Ireland	14.8	13.2	1.6	12.1	1.9	14.4
Central and Other	99.1	104.4	(5.3)	(5.1)	(4.9)	(4.7)
Intersegment eliminations	(3.1)	(7.8)	4.7	N.M.	4.7	N.M.
Total SG&A expenses excluding share-based compensation expense	392.7	368.9	23.8	6.5	$27.1	7.3
Share-based compensation expense	44.1	73.2	(29.1)	(39.8)
Total	$436.8	$442.1	$(5.3)	(1.2)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$310.3	$304.9	$5.4	1.8	$(2.6)	(0.9)
Telenet	254.0	229.6	24.4	10.6	24.4	10.6
VM Ireland	29.6	28.3	1.3	4.6	1.3	4.6
Central and Other	193.5	196.0	(2.5)	(1.3)	(4.5)	(2.3)
Intersegment eliminations	(6.4)	(16.1)	9.7	N.M.	9.7	N.M.
Total SG&A expenses excluding share-based compensation expense	781.0	742.7	38.3	5.2	$28.3	3.8
Share-based compensation expense	83.4	114.8	(31.4)	(27.4)
Total	$864.4	$857.5	$6.9	0.8
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Three months ended June 30,		Increase		Organic increase
	2024	2023	$	%	$	%
	in millions, except percentages

General and administrative (a)	$309.0	$291.1	$17.9	6.1	$20.5	7.0
External sales and marketing	83.7	77.8	5.9	7.6	6.6	8.5
Total	$392.7	$368.9	$23.8	6.5	$27.1	7.3

	Six months ended June 30,		Increase		Organic increase
	2024	2023	$	%	$	%
	in millions, except percentages

General and administrative (a)	$610.5	$580.9	$29.6	5.1	$22.4	3.9
External sales and marketing	170.5	161.8	8.7	5.4	5.9	3.6
Total	$781.0	$742.7	$38.3	5.2	$28.3	3.8
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $23.8 million or 6.5% and $38.3 million or 5.2% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023. On an organic basis, our SG&A expenses increased $27.1 million and 7.3% or $28.3 million or 3.8%, respectively. These increases include the following factors:

•Increases in personnel costs of $12.6 million or 7.0% and $17.0 million or 4.9%, respectively, primarily due to the net effect of (i) increases in temporary personnel costs at Telenet, (ii) higher average costs per employee, primarily at Central and Other, and (iii) lower staffing levels, primarily at Central and Other;

•Increases in core network and information technology-related costs of $2.7 million or 9.4% and $7.9 million or 13.7%, respectively, primarily due to higher information technology-related expenses at Sunrise and Telenet; and

•Increases in external sales and marketing costs of $6.6 million or 8.5% and $5.9 million or 3.6%, respectively, primarily due to (i) increases in third-party sales commissions at Telenet, VM Ireland and, for the six-month comparison, Sunrise and (ii) higher costs associated with advertising campaigns, as increases at Telenet and VM Ireland were only partially offset by decreases at Sunrise.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Liberty Global (a):
Non-performance based incentive awards	$31.8	$53.4	$64.3	$82.6
Performance based incentive awards (b)	5.3	—	7.4	—
Other (c)	9.1	10.8	17.9	17.6
Total Liberty Global	46.2	64.2	89.6	100.2
Other	3.3	11.6	4.5	19.4
Total	$49.5	$75.8	$94.1	$119.6
Included in:
Other operating expense	$5.4	$2.6	$10.7	$4.8
SG&A expense	44.1	73.2	83.4	114.8
Total	$49.5	$75.8	$94.1	$119.6
_______________

(a)The 2024 amounts include share-based compensation expense related to certain Telenet Replacement Awards.

(b)The 2024 amounts include share-based compensation expense related to the 2024 PSUs.

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

Depreciation and amortization expense

Our depreciation and amortization expense was $531.4 million and $1,012.1 million for the three and six months ended June 30, 2024, respectively, and $570.9 million and $1,097.8 million for the three and six months ended June 30, 2023, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $32.6 million or 5.7% and $93.0 million or 8.5% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023. These decreases are primarily due to the net effect of (i) decreases associated with certain assets becoming fully depreciated, primarily at Central and Other, Sunrise and Telenet, (ii) increases associated with property and equipment additions related to the installation of CPE, the expansion and upgrade of our networks and other capital initiatives, primarily at Telenet, Sunrise and VM Ireland, and (iii) increases associated with acquisitions, primarily related to the Telenet Wyre Transaction.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $4.7 million and $38.2 million during the three and six months ended June 30, 2024, respectively, and $3.9 million and $20.3 million during the three and six months ended June 30, 2023, respectively.

The amounts for the 2024 periods include (i) restructuring costs of $4.0 million and $19.2 million, respectively, primarily at Central and Other, and (ii) a provision for legal contingencies of $17.5 million at Central and Other during the first quarter of 2024.

The amounts for the 2023 periods include (i) a $21.7 million credit to abandoned lease expense at Sunrise during the second quarter of 2023, (ii) restructuring costs of $18.4 million during the second quarter of 2023, primarily at Sunrise, and (iii) direct acquisition and disposition costs of $7.6 million and $21.5 million, respectively, primarily at Telenet and Central and Other.

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

Interest expense

We recognized interest expense of $251.5 million and $505.0 million during the three and six months ended June 30, 2024, respectively, and $213.7 million and $414.6 million during the three and six months ended June 30, 2023, respectively. Excluding the effects of FX, interest expense increased $40.9 million or 19.1% and $89.9 million or 21.7% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023. These increases are primarily attributable to higher weighted average interest rates. For additional information regarding our outstanding indebtedness, see note 8 to our condensed consolidated financial statements.

It is possible that the interest rates on (i) any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) our variable-rate indebtedness could increase in future periods. As further discussed in note 5 to our condensed consolidated financial statements and under Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Cross-currency and interest rate derivative contracts (a)	$78.8	$(89.4)	$676.9	$(156.3)
Equity-related derivative instruments:
Vodafone Collar	(4.6)	135.3	(48.1)	167.0
Other	(3.0)	—	(3.0)	—
Total equity-related derivative instruments (b)	(7.6)	135.3	(51.1)	167.0
Foreign currency forward and option contracts	(2.7)	5.2	8.0	6.0
Total	$68.5	$51.1	$633.8	$16.7
_______________

(a)The gains for the 2024 periods are primarily attributable to the net effect of (i) a net loss for the three-month period and a net gain for the six-month period associated with the value of certain currencies and (ii) net gains associated with certain market interest rates. In addition, the gains for the 2024 periods include a net gain (loss) of $7.3 million and ($41.5 million), respectively, resulting from changes in our credit risk valuation adjustments. The losses for the 2023 periods are primarily attributable to the net effect of (a) net losses associated with changes in the relative value of certain currencies and (b) net gains associated with changes in certain market interest rates. In addition, the losses for the 2023 periods include net gains of $43.6 million and $22.2 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Intercompany balances denominated in a currency other than the entity’s functional currency (a)	$283.2	$18.5	$530.2	$(395.7)
U.S. dollar-denominated debt issued by euro functional currency entities	(54.6)	37.2	(237.0)	149.2
Cash and restricted cash denominated in a currency other than the entity’s functional currency	1.3	4.8	5.5	4.8
Other	(1.0)	(4.1)	(0.7)	(4.8)
Total	$228.9	$56.4	$298.0	$(246.5)
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

EdgeConneX	$17.3	$2.1	$89.1	$14.0
ITV	33.1	(61.4)	83.1	(16.3)
Lacework	(8.0)	(73.2)	(75.6)	(94.6)
Vodafone	(1.7)	(221.4)	46.5	(258.8)
Plume	(26.7)	(33.7)	(27.8)	(51.2)
Aviatrix	(13.2)	—	(27.5)	—
SMAs	1.6	(6.8)	20.9	(21.3)
Lionsgate	(4.1)	(14.2)	(10.1)	19.9
Other, net	(28.4)	(2.2)	(13.8)	(8.0)
Total	$(30.1)	$(410.8)	$84.8	$(416.3)

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Formula E	$(18.8)	$(9.6)	$(23.3)	$(9.4)
All3Media	(5.4)	1.4	(15.5)	1.7
AtlasEdge JV	(4.7)	(0.3)	(13.8)	(10.4)
nexfibre JV	(0.7)	14.9	11.7	6.3
VodafoneZiggo JV (a)	4.8	(52.2)	11.4	(87.9)
VMO2 JV (b)	3.0	188.9	3.7	10.4
Other, net	(3.8)	(4.8)	(7.8)	(11.0)
Total	$(25.6)	$138.3	$(33.6)	$(100.3)
_______________

(a)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $13.7 million, $13.9 million, $27.5 million and $27.4 million in the respective periods shown, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Revenue	$1,091.6	$1,088.4	$2,205.6	$2,171.8
Adjusted EBITDA	$518.7	$484.9	$1,037.7	$956.4
Operating income	$94.4	$29.1	$198.6	$88.9
Non-operating expense (1)	$(104.4)	$(170.4)	$(234.1)	$(339.1)
Net loss	$(15.4)	$(127.5)	$(29.0)	$(215.6)
    _______________

(1)Includes interest expense of $204.8 million, $195.8 million, $411.2 million and $376.4 million, in the respective periods shown.

The changes in the VodafoneZiggo JV’s revenue during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, are primarily due to the net effect of (i) increases in residential mobile revenue, (ii) increases in B2B fixed revenue and (iii) decreases in residential fixed revenue. The changes in the VodafoneZiggo JV’s Adjusted EBITDA during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, are primarily due to (a) the aforementioned changes in revenue and (b) lower energy and consulting costs. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(b)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees who were formerly employees of Liberty Global prior to the VMO2 JV formation, as these awards remain our responsibility. The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	in millions

Revenue	$3,375.4	$3,391.5	$6,658.2	$6,554.2
Adjusted EBITDA	$1,132.4	$1,138.8	$2,206.0	$2,164.7
Operating income	$286.1	$77.9	$514.9	$38.2
Non-operating income (expense) (1)	$(259.1)	$437.7	$(444.8)	$23.3
Net earnings	$12.6	$374.7	$35.3	$22.6
    _______________

(1)Includes interest expense of $415.2 million, $364.9 million, $833.1 million and $692.6 million, in the respective periods shown.

The changes in the VMO2 JV’s revenue during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, are primarily due to the net effect of (i) decreases in mobile revenue due to lower handset sales, (ii) increases in other revenue related to low-margin construction revenue from the nexfibre JV, (iii) increases in residential fixed revenue and (iv) decreases in B2B fixed revenue, with each revenue category as defined and reported by the VMO2 JV. The changes in the VMO2 JV’s Adjusted EBITDA during the three and six months ended June 30, 2024, as compared to the corresponding periods in 2023, are primarily due to the net effect of (a) the benefit of approximately $13 million and $28 million during the three and six months ended June 30, 2024, respectively, related to higher capitalized costs by the VMO2 JV due to a change in the terms of a related-party contract under which Liberty Global now sells CPE hardware and embedded essential software to the VMO2 JV and (b) investment in information technology and digital efficiency programs. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

Gain on sale of All3Media

In connection with the sale of All3Media, we recognized a gain of $242.9 million during the six months ended June 30, 2024. For additional information, see note 4 to our condensed consolidated financial statements.

Other income, net

We recognized other income, net, of $83.7 million and $75.8 million during the three months ended June 30, 2024 and 2023, respectively, and $127.2 million and $119.7 million during the six months ended June 30, 2024 and 2023, respectively. These amounts include (i) interest and dividend income of $75.8 million and $70.6 million during the three-month periods, respectively, and $112.6 million and $104.2 million during the six-month periods, respectively, and (ii) credits related to the non-service component of our net periodic pension costs of $6.9 million and $5.2 million during the three-month periods, respectively, and $14.3 million and $9.4 million during the six-month periods, respectively.

Income tax expense

We recognized income tax expense of $60.7 million and $87.6 million during the three and six months ended June 30, 2024, respectively, and $159.2 million and $171.7 million during the three and six months ended June 30, 2023, respectively.

The income tax expense during the three months ended June 30, 2024 differs from the expected income tax expense of $84.0 million (based on the U.K. statutory income tax rate of 25.0%), primarily due to the net positive impact of (i) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates, including the non-taxable gain on sale of All3Media, and (ii) non-deductible or non-taxable foreign currency exchange results. The positive impact of these items was partially offset by the net negative impact of certain permanent differences between the financial and tax accounting treatment of interest and other expenses.

The income tax expense during the six months ended June 30, 2024 differs from the expected income tax expense of $222.5 million (based on the U.K. statutory income tax rate of 25.0%), primarily due to the net positive impact of non-deductible or non-taxable foreign currency exchange results, partially offset by the net negative impact of certain permanent differences between the financial and tax accounting treatment of interest and other expenses.

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

Net earnings (loss)

During the three months ended June 30, 2024 and 2023, we reported net earnings (loss) of $275.2 million and ($511.3 million), respectively, consisting of (i) operating income (loss) of $19.1 million and ($49.2 million), respectively, (ii) net non-operating income (expense) of $316.8 million and ($302.9 million), respectively, and (iii) income tax expense of $60.7 million and $159.2 million, respectively.

During the six months ended June 30, 2024 and 2023, we reported net earnings (loss) of $802.2 million and ($1,224.8 million), respectively, consisting of (i) operating income (loss) of $41.7 million and ($11.8 million), respectively, (ii) net non-operating income (expense) of $848.1 million and ($1,041.3 million), respectively, and (iii) income tax expense of $87.6 million and $171.7 million, respectively.

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

Net loss (earnings) attributable to noncontrolling interests

Net loss (earnings) attributable to noncontrolling interests was ($7.1 million) and $11.7 million during the three months ended June 30, 2024 and 2023, respectively, and ($24.1 million) and $3.8 million during the six months ended June 30, 2024 and 2023, respectively, primarily attributable to certain noncontrolling interests at Telenet.

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

Cash, cash equivalents and SMAs

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2024 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$9.4
Unrestricted subsidiaries (b)	967.6
Total Liberty Global and unrestricted subsidiaries	977.0
Borrowing groups (c):
Telenet	1,022.4
Sunrise Holding	10.9
VM Ireland	1.0
Total borrowing groups	1,034.3
Total cash and cash equivalents (d)	2,011.3
Investments held under SMAs (e)	1,505.7
Total cash and cash equivalents and investments held under SMAs	$3,517.0
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.
(d)The total cash and cash equivalents balance includes $1,255.2 million or 62.4% and $716.6 million or 35.6% denominated in euros and U.S. dollars, respectively.

(e)The balance of our investments held under SMAs is held by unrestricted subsidiaries of Liberty Global and includes $1,451.2 million or 96.4% denominated in U.S. dollars.
For additional information regarding our cash and cash equivalents and investments held under SMAs, see the discussion under Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Cash and Investments below.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $9.4 million of cash held by Liberty Global and, subject to certain tax and legal considerations, the $967.6 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $1,505.7 million of investments held under SMAs, represented available liquidity at the corporate level at June 30, 2024. Our remaining cash and cash equivalents of $1,034.3 million at June 30, 2024 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at June 30, 2024, see note 8 to our condensed consolidated financial statements.

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

At June 30, 2024, our consolidated cash and cash equivalents include $2,001.9 million held by entities that are domiciled outside of Bermuda. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

During the six months ended June 30, 2024, the aggregate amount of our share repurchases, including direct acquisition costs, was $337.9 million. Under our current share repurchase program, we are authorized during 2024 to repurchase up to 10% of our total outstanding shares as of December 31, 2023. For additional information regarding our share repurchase programs, see note 11 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at June 30, 2024, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our June 30, 2024 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) purchase obligations associated with CPE and certain service-related commitments, (b) programming, studio output and sports rights contracts and (c) certain operating costs associated with our networks. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, a significant portion of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 14 to our condensed consolidated financial statements.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global Ltd. Our credit facilities and senior and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At June 30, 2024, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At June 30, 2024, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $15.6 billion, including $0.8 billion that is classified as current on our condensed consolidated balance sheet and $1.6 billion that is not due until 2030 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2024.

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

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. The condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are summarized as follows:

	Six months ended June 30,
	2024	2023	Change
	in millions

Net cash provided by operating activities	$791.8	$999.6	$(207.8)
Net cash provided (used) by investing activities	310.7	(1,486.3)	1,797.0
Net cash provided (used) by financing activities	(473.3)	295.0	(768.3)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(33.0)	31.1	(64.1)
Net increase (decrease) in cash and cash equivalents and restricted cash	$596.2	$(160.6)	$756.8

Operating Activities. The decrease in net cash provided by operating activities is primarily attributable to the net effect of (i) a decrease in cash provided by our Adjusted EBITDA and related working capital items, (ii) a decrease in cash provided due to higher payments of interest, (iii) an increase in cash provided due to higher net cash receipts related to derivative instruments and (iv) an increase in cash provided due to higher receipts of interest. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The change in net cash provided (used) by investing activities is primarily attributable to the net effect of (i) an increase in cash of $1,663.4 million associated with (a) lower net cash paid for investments primarily related to our investment in Vodafone in 2023 and (b) higher net cash received from the sale of our investments held under SMAs, (ii) an increase in cash of $411.7 million in connection with the sale of our investment in All3Media during the second quarter of 2024, (iii) a decrease in cash of $403.5 million due to lower dividend distributions received from the VMO2 JV and (iv) an increase in cash of $86.5 million associated with lower net cash paid for acquisitions.

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

	Six months ended June 30,
	2024	2023
	in millions

Property and equipment additions	$739.8	$742.6
Assets acquired under capital-related vendor financing arrangements	(66.3)	(98.3)
Assets acquired under finance leases	(0.6)	(16.9)
Changes in current liabilities related to capital expenditures	(32.8)	61.0
Capital expenditures, net	$640.1	$688.4

The decrease in our property and equipment additions during the six months ended June 30, 2024, as compared to the corresponding period in 2023, is due to the net effect of (i) a decrease in local currency expenditures of our subsidiaries due to the net effect of (a) an increase in new build and upgrade projects, (b) a decrease in expenditures to support new customer products and operational efficiency initiatives, (c) a decrease in expenditures for the purchase and installation of CPE and (d) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, and (ii) an increase due to FX .

Financing Activities. The change in net cash provided (used) by financing activities is primarily attributable to the net effect of (i) a decrease in cash of $1,204.3 million due to higher net repayments of debt, including with respect to our borrowings related to the Vodafone Collar Loan in 2023, (ii) an increase in cash of $261.8 million due to lower repurchases of Liberty Global common shares, (iii) an increase in cash of $81.4 million due to lower net repayments of vendor financing and (iv) an increase in cash of $61.1 million due to lower net payments related to derivatives.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by operating activities, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our condensed consolidated statements of cash flows. Net cash provided by operating activities includes cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions of $5.9 million and $16.1 million during the six months ended June 30, 2024 and 2023, respectively.

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

The following table provides the details of our adjusted free cash flow:

	Six months ended June 30,
	2024	2023
	in millions

Net cash provided by operating activities	$791.8	$999.6
Operating-related vendor financing additions (a)	324.4	276.7
Cash capital expenditures, net	(640.1)	(688.4)
Principal payments on operating-related vendor financing	(322.1)	(268.9)
Principal payments on capital-related vendor financing	(75.3)	(162.2)
Principal payments on finance leases	(5.6)	(6.5)
Adjusted free cash flow	$73.1	$150.3
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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to June 30, 2024.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2024.

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At June 30, 2024, $1,255.2 million or 62.4% and $716.6 million or 35.6% of our consolidated cash balance was denominated in euros and U.S. dollars, respectively, and $1,451.2 million or 96.4% of our consolidated balance of investments held under SMAs was denominated in U.S. dollars.

We are exposed to market price fluctuations related to our investment in Vodafone shares, which had an aggregate value of $1,177.0 million at June 30, 2024. Our exposure to market risk is limited for our Vodafone shares, all which are held through the Vodafone Collar. For information regarding the Vodafone Collar, Vodafone Collar Loan and our investment in Vodafone shares, see note 4 to our condensed consolidated financial statements.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	June 30, 2024	December 31, 2023

Spot rates:
Euro	0.9332	0.9038
Swiss franc	0.8986	0.8392
British pound sterling	0.7910	0.7835
Polish zloty	4.0225	3.9272

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Average rates:
Euro	0.9289	0.9183	0.9250	0.9252
Swiss franc	0.9041	0.8988	0.8894	0.9120
British pound sterling	0.7922	0.7987	0.7904	0.8108
Polish zloty	3.9953	4.1726	3.9925	4.2811

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

Weighted Average Variable Interest Rate. At June 30, 2024, the outstanding principal amount of our variable-rate indebtedness aggregated $10.1 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 7.0%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by

$50.5 million. As discussed above and in note 5 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

Sunrise Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2024:

(i)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Sunrise Holding cross-currency and interest rate derivative contracts by approximately €424 million ($455 million);

(ii)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the euro would have decreased (increased) the aggregate fair value of the Sunrise Holding cross-currency and interest rate derivative contracts by approximately €248 million ($266 million); and

(iii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Sunrise Holding cross-currency and interest rate derivative contracts by approximately €83 million ($89 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2024:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €247 million ($265 million); and

(ii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €80 million ($86 million).

Vodafone Collar

Holding all other factors constant, at June 30, 2024, (i) an instantaneous increase of 10% in the per share market price of Vodafone’s ordinary shares would have decreased the fair value of the Vodafone Collar by approximately €71 million ($76 million) and (ii) an instantaneous decrease of 10% in the per share market price of Vodafone’s ordinary shares would have increased the fair value of the Vodafone Collar by approximately €76 million ($81 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of June 30, 2024. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:						Total
	Remainder of 2024
		2025	2026	2027	2028	2029
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(113.7)	$(220.7)	$(289.3)	$(265.4)	$(210.1)	$(79.6)	$(1,178.8)
Principal-related (b)	—	83.9	67.8	—	(86.8)	159.2	224.1
Other (c)	15.9	46.3	158.9	—	—	—	221.1
Total	$(97.8)	$(90.5)	$(62.6)	$(265.4)	$(296.9)	$79.6	$(733.6)
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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2024. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of June 30, 2024 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2024 through April 30, 2024:
Class A	—	$—	—	(b)
Class C	3,406,243	$17.24	3,406,243	(b)
May 1, 2024 through May 31, 2024:
Class A	—	$—	—	(b)
Class C	3,410,000	$17.17	3,410,000	(b)
June 1, 2024 through June 30, 2024:
Class A	—	$—	—	(b)
Class C	2,800,953	$17.93	2,800,953	(b)
Total — April 1, 2024 through June 30, 2024:
Class A	—	$—	—	(b)
Class C	9,617,196	$17.41	9,617,196	(b)
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)Under our current share repurchase program, we are authorized during 2024 to repurchase up to 10% of our total outstanding shares as of December 31, 2023. As of June 30, 2024, the remaining number of our Class A and/or Class C common shares that we are authorized to repurchase during 2024 was 19.7 million. Based on the average of the respective closing share prices as of June 30, 2024, this would equate to additional share repurchases during the remainder of 2024 of approximately $347.5 million. However, the actual U.S. dollar amount of our share repurchases during the remainder of 2024 will be determined by the actual transaction date share prices during the year and could differ significantly from this amount. For additional information, see note 11 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 5.OTHER INFORMATION

During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

10 — Material Contracts

10.1	Form of Performance Share Units Agreement under the Liberty Global 2023 Incentive Plan

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Chief Financial Officer*

32 — Section 1350 Certification**

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
_______________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL LTD.

Dated:	July 25, 2024	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	July 25, 2024	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer