Form 10-Q
period 2024-09-30
Liberty Global Ltd.
filed 2024-10-29
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding common shares of Liberty Global Ltd. as of October 22, 2024 was: 172,871,879 class A common shares, 12,988,658 class B common shares and 171,683,938 class C common shares.

LIBERTY GLOBAL LTD.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2024	December 31, 2023
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$2,356.4	$1,415.9
Trade receivables, net (note 3)	863.4	870.1
Short-term investments (measured at fair value on a recurring basis) (note 5)	906.3	1,990.5
Derivative instruments (note 6)	399.7	518.1
Other current assets (notes 3 and 5)	671.2	847.0
Total current assets	5,197.0	5,641.6
Investments and related notes receivable (including $3,372.0 million and $3,408.5 million, respectively, measured at fair value on a recurring basis) (note 5)	13,617.0	13,396.1
Property and equipment, net (notes 8 and 10)	7,439.8	7,360.2
Goodwill (note 8)	10,325.6	10,477.0
Intangible assets subject to amortization, net (note 8)	1,773.8	2,053.6
Operating lease right-of-use (ROU) assets (note 10)	2,383.3	1,761.8
Other assets, net (notes 3 and 6)	1,029.9	1,397.6
Total assets	$41,766.4	$42,087.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30, 2024	December 31, 2023
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$560.6	$689.8
Deferred revenue (note 3)	267.4	249.2
Derivative instruments (note 6)	459.2	426.8
Current portion of debt and finance lease obligations (notes 9 and 10)	999.3	806.8
Accrued capital expenditures	299.1	229.5
Accrued income taxes	248.6	263.9
Other accrued and current liabilities (note 10)	1,517.0	1,666.8
Total current liabilities	4,351.2	4,332.8
Long-term debt and finance lease obligations (notes 9 and 10)	14,891.8	14,959.1
Long-term operating lease liabilities (note 10)	2,000.9	1,652.1
Other long-term liabilities (notes 3 and 6)	1,870.9	2,136.5
Total liabilities	23,114.8	23,080.5

Commitments and contingencies (notes 6, 9, 10, 11 and 15)

Equity (note 12):
Liberty Global shareholders:
Class A common shares, $0.01 nominal value. Issued and outstanding 172,860,433 and 171,463,760 shares, respectively	1.7	1.7
Class B common shares, $0.01 nominal value. Issued and outstanding 12,988,658 and 12,988,658 shares, respectively	0.1	0.1
Class C common shares, $0.01 nominal value. Issued and outstanding 173,549,083 and 198,153,613 shares, respectively	1.8	2.0
Additional paid-in capital	926.2	1,322.6
Accumulated earnings	14,910.0	15,566.0
Accumulated other comprehensive earnings, net of taxes	2,819.4	2,170.3
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	18,659.1	19,062.6
Noncontrolling interests	(7.5)	(55.2)
Total equity	18,651.6	19,007.4
Total liabilities and equity	$41,766.4	$42,087.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions, except per share amounts

Revenue (notes 3, 5 and 16)	$1,935.2	$1,854.5	$5,754.0	$5,570.9
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 10)	591.6	586.3	1,853.3	1,740.8
Other operating (notes 10 and 13)	311.3	301.6	912.0	899.7
Selling, general and administrative (SG&A) (notes 10 and 13)	416.9	423.7	1,281.3	1,281.2
Depreciation and amortization	500.6	584.0	1,512.7	1,681.8
Impairment, restructuring and other operating items, net (note 10)	13.5	(13.7)	51.7	6.6
	1,833.9	1,881.9	5,611.0	5,610.1
Operating income (loss)	101.3	(27.4)	143.0	(39.2)
Non-operating income (expense):
Interest expense	(251.2)	(241.4)	(756.2)	(656.0)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	(566.8)	177.1	67.0	193.8
Foreign currency transaction gains (losses), net	(578.3)	664.4	(280.3)	417.9
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (notes 5 and 7)	(45.9)	71.5	38.9	(344.8)
Share of results of affiliates, net (note 5)	(133.0)	(240.8)	(166.6)	(341.1)
Gain on sale of All3Media (note 5)	—	—	242.9	—
Gain associated with the Telenet Wyre Transaction (note 4)	—	377.8	—	377.8
Other income, net	63.9	39.8	191.1	159.5
	(1,511.3)	848.4	(663.2)	(192.9)
Earnings (loss) before income taxes	(1,410.0)	821.0	(520.2)	(232.1)
Income tax benefit (expense) (note 11)	(0.9)	1.7	(88.5)	(170.0)
Net earnings (loss)	(1,410.9)	822.7	(608.7)	(402.1)
Net earnings attributable to noncontrolling interests	(23.2)	(163.5)	(47.3)	(159.7)
Net earnings (loss) attributable to Liberty Global shareholders	$(1,434.1)	$659.2	$(656.0)	$(561.8)

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 14)	$(3.95)	$1.58	$(1.77)	$(1.28)
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 14)	$(3.95)	$1.57	$(1.77)	$(1.28)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Net earnings (loss)	$(1,410.9)	$822.7	$(608.7)	$(402.1)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	1,884.2	(1,485.1)	647.0	(289.8)
Reclassification adjustments included in net earnings (loss)	0.5	(0.5)	(1.2)	(1.1)
Pension-related adjustments and other	(10.7)	(1.0)	3.3	(7.9)
Other comprehensive earnings (loss)	1,874.0	(1,486.6)	649.1	(298.8)
Comprehensive earnings (loss)	463.1	(663.9)	40.4	(700.9)
Comprehensive earnings attributable to noncontrolling interests	(22.7)	(162.3)	(47.3)	(159.1)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$440.4	$(826.2)	$(6.9)	$(860.0)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2023	$1.8	$0.1	$2.7	$2,300.8	$19,617.7	$513.4	$(0.1)	$22,436.4	$137.0	$22,573.4
Net loss	—	—	—	—	(721.4)	—	—	(721.4)	7.9	(713.5)
Other comprehensive earnings, net of taxes	—	—	—	—	—	697.1	—	697.1	0.5	697.6
Repurchases and cancellations of Liberty Global common shares (note 12)	—	—	(0.1)	(236.7)	—	—	—	(236.8)	—	(236.8)
Share-based compensation (note 13)	—	—	—	34.9	—	—	—	34.9	—	34.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	12.2	—	—	—	12.2	1.7	13.9
Balance at March 31, 2023	1.8	0.1	2.6	2,111.2	18,896.3	1,210.5	(0.1)	22,222.4	147.1	22,369.5
Net loss	—	—	—	—	(499.6)	—	—	(499.6)	(11.7)	(511.3)
Other comprehensive earnings, net of taxes	—	—	—	—	—	490.1	—	490.1	0.1	490.2
Repurchases and cancellations of Liberty Global common shares (note 12)	—	—	(0.1)	(388.6)	—	—	—	(388.7)	—	(388.7)
Share-based compensation (note 13)	—	—	—	61.9	—	—	—	61.9	—	61.9
Dividend distributions by subsidiaries to non-controlling interest owners	—	—	—	—	—	—	—	—	(47.3)	(47.3)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(29.9)	—	—	—	(29.9)	(3.7)	(33.6)
Balance at June 30, 2023	1.8	0.1	2.5	1,754.6	18,396.7	1,700.6	(0.1)	21,856.2	84.5	21,940.7
Net earnings	—	—	—	—	659.2	—	—	659.2	163.5	822.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,485.4)	—	(1,485.4)	(1.2)	(1,486.6)
Impact of the Telenet Wyre Transaction (note 4)	—	—	—	708.8	—	—	—	708.8	328.7	1,037.5
Impact of the Telenet Takeover Bid (note 12)	—	—	—	(340.7)	—	—	—	(340.7)	(652.2)	(992.9)
Repurchases and cancellations of Liberty Global common shares (note 12)	—	—	(0.3)	(523.4)	—	—	—	(523.7)	—	(523.7)
Share-based compensation (note 13)	—	—	—	47.8	—	—	—	47.8	—	47.8
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(0.9)	—	—	—	(0.9)	3.0	2.1
Balance at September 30, 2023	$1.8	$0.1	$2.2	$1,646.2	$19,055.9	$215.2	$(0.1)	$20,921.3	$(73.7)	$20,847.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2024	$1.7	$0.1	$2.0	$1,322.6	$15,566.0	$2,170.3	$(0.1)	$19,062.6	$(55.2)	$19,007.4
Net earnings	—	—	—	—	510.0	—	—	510.0	17.0	527.0
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,027.0)	—	(1,027.0)	0.6	(1,026.4)
Repurchases and cancellations of Liberty Global common shares (note 12)	—	—	(0.1)	(170.4)	—	—	—	(170.5)	—	(170.5)
Share-based compensation (note 13)	—	—	—	35.4	—	—	—	35.4	—	35.4
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	18.6	—	—	—	18.6	(0.1)	18.5
Balance at March 31, 2024	1.7	0.1	1.9	1,206.2	16,076.0	1,143.3	(0.1)	18,429.1	(37.7)	18,391.4
Net earnings	—	—	—	—	268.1	—	—	268.1	7.1	275.2
Other comprehensive loss, net of taxes	—	—	—	—	—	(198.4)	—	(198.4)	(0.1)	(198.5)
Repurchases and cancellations of Liberty Global common shares (note 12)	—	—	—	(167.4)	—	—	—	(167.4)	—	(167.4)
Share-based compensation (note 13)	—	—	—	46.1	—	—	—	46.1	—	46.1
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(30.0)	—	—	—	(30.0)	—	(30.0)
Balance at June 30, 2024	1.7	0.1	1.9	1,054.9	16,344.1	944.9	(0.1)	18,347.5	(30.7)	18,316.8
Net loss	—	—	—	—	(1,434.1)	—	—	(1,434.1)	23.2	(1,410.9)
Other comprehensive earnings, net of taxes	—	—	—	—	—	1,874.5	—	1,874.5	(0.5)	1,874.0
Repurchases and cancellations of Liberty Global common shares (note 12)	—	—	(0.1)	(165.1)	—	—	—	(165.2)	—	(165.2)
Share-based compensation (note 13)	—	—	—	37.3	—	—	—	37.3	—	37.3
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(0.9)	—	—	—	(0.9)	0.5	(0.4)
Balance at September 30, 2024	$1.7	$0.1	$1.8	$926.2	$14,910.0	$2,819.4	$(0.1)	$18,659.1	$(7.5)	$18,651.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2024	2023
	in millions

Cash flows from operating activities:
Net loss	$(608.7)	$(402.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	147.0	174.4
Depreciation and amortization	1,512.7	1,681.8
Impairment, restructuring and other operating items, net	51.7	6.6
Amortization of deferred financing costs and non-cash interest	52.8	47.8
Realized and unrealized gains on derivative instruments, net	(67.0)	(193.8)
Foreign currency transaction losses (gains), net	280.3	(417.9)
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	(38.9)	344.8
Share of results of affiliates, net	166.6	341.1
Deferred income tax expense (benefit)	(32.6)	40.7
Gain on sale of All3Media	(242.9)	—
Gain associated with the Telenet Wyre Transaction	—	(377.8)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	20.3	81.1
Net cash provided by operating activities	1,241.3	1,326.7

Cash flows from investing activities:
Cash received from the sale of investments	3,259.4	6,037.2
Cash paid for investments	(2,320.4)	(6,677.9)
Capital expenditures, net	(987.2)	(1,016.2)
Cash received in connection with the sale of All3Media	411.7	—
Cash paid in connection with acquisitions, net of cash acquired	(13.7)	(113.8)
Dividend distributions received from the VMO2 JV	—	815.2
Other investing activities, net	(14.9)	(10.9)
Net cash provided (used) by investing activities	$334.9	$(966.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended September 30,
	2024	2023
	in millions

Cash flows from financing activities:
Borrowings of debt	$4.0	$2,117.5
Operating-related vendor financing additions	579.4	444.5
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(9.2)	(22.3)
Principal payments on operating-related vendor financing	(538.1)	(470.9)
Principal payments on capital-related vendor financing	(122.8)	(210.8)
Principal payments on finance leases	(8.4)	(25.3)
Repurchases of Liberty Global common shares	(511.9)	(1,133.1)
Net cash received (paid) related to derivative instruments	17.2	(62.5)
Acquisition of shares in connection with the Telenet Takeover Bid	(5.8)	(878.7)
Dividend distributions by subsidiaries to noncontrolling interest owners	(0.4)	(46.9)
Payment of financing costs and debt premiums	—	(22.6)
Other financing activities, net	(54.2)	(32.0)
Net cash used by financing activities	(650.2)	(343.1)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	15.4	(1.1)
Net increase in cash and cash equivalents and restricted cash	941.4	16.1
Cash and cash equivalents and restricted cash:
Beginning of period	1,422.9	1,732.4
Net increase	941.4	16.1
End of period	$2,364.3	$1,748.5

Cash paid for interest	$753.7	$691.4
Net cash paid for taxes	$194.2	$171.5

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$2,356.4	$1,741.6
Restricted cash included in other current assets and other assets, net	7.9	6.9
Total cash and cash equivalents and restricted cash	$2,364.3	$1,748.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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

We have announced our intention to spin-off our operations at Sunrise and certain other Liberty Global subsidiaries connected to our Swiss business (together, the Sunrise Entities) in November 2024 (the Spin-off). The Spin-off was approved at a special meeting of Liberty Global shareholders held on October 25, 2024.

In October 2023, we completed the Telenet Takeover Bid (as defined and described in note 12), pursuant to which we increased our ownership interest in Telenet to 100%.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2023 consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K, as amended (our 2023 10-K).

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2024.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
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

ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07), which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures regarding significant segment expenses. ASU 2023-07 requires public companies to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 also requires a public entity to disclose, on an annual and interim basis for each reportable segment, an amount for other segment items and a description of its composition. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and is required to be applied on a retrospective basis. The adoption of ASU 2023-07 will result in additional segment disclosures beginning with our 2024 Annual Report on Form 10-K (our 2024 10-K) and interim reporting periods in calendar year 2025.

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
September 30, 2024
(unaudited)
(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $59.2 million and $58.0 million at September 30, 2024 and December 31, 2023, respectively.
If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $42.3 million and $45.8 million as of September 30, 2024 and December 31, 2023, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $274.7 million and $267.6 million as of September 30, 2024 and December 31, 2023, respectively. The increase in deferred revenue for the nine months ended September 30, 2024 is primarily due to the net effect of (a) the impact of additions during the period and (b) the recognition of $224.5 million of revenue that was included in our deferred revenue balance at December 31, 2023. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $90.2 million and $84.1 million at September 30, 2024 and December 31, 2023, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $22.2 million and $63.7 million during the three and nine months ended September 30, 2024, respectively, and $20.7 million and $60.2 million during the three and nine months ended September 30, 2023, respectively, to operating costs and expenses related to these assets.

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

(4)    Acquisitions

2024 Acquisition

Formula E Acquisition. On October 2, 2024, we completed the acquisition of the Formula E Holdings Ltd. (Formula E) shares held by Warner Bros. Discovery, Inc. (Warner Bros. Discovery) and certain other minority shareholders, increasing our ownership in Formula E to 65.6% (the Formula E Acquisition). The purchase consideration for these additional shares totaled €150.0 million ($165.7 million at the transaction date) and is based upon an equity value of €550.0 million ($607.5 million at the transaction date). We also acquired Warner Bros. Discovery’s €50.0 million ($55.7 million) shareholder loan to Formula E upon closing of the transaction.

We will begin consolidating Formula E’s results from October 2, 2024. We will recognize goodwill for the excess of the sum of (i) the value of the consideration transferred, (ii) the value of the noncontrolling interest in Formula E and (iii) the acquisition date fair value of our previously-held equity interest in Formula E over the estimated fair value of the assets and liabilities of Formula E at the acquisition date. The preliminary purchase accounting and pro forma consolidated operating

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
results for the Formula E Acquisition are incomplete as of the date of issuance of these unaudited condensed consolidated financial statements and will be reflected in our 2024 10-K.

2023 Acquisition

Telenet Wyre Transaction. On July 1, 2023, pursuant to an agreement dated July 19, 2022, Telenet and Fluvius System Operator CV (Fluvius) created an independent, self-funding infrastructure company (Wyre) within their combined geographic footprint in Belgium (the Telenet Wyre Transaction). The companies each contributed certain cable infrastructure assets with Telenet and Fluvius initially owning 66.8% and 33.2% of Wyre, respectively. In exchange for its 66.8% ownership of Wyre, Telenet contributed net assets with a fair value of €1,851.2 million ($2,021.2 million at the transaction date), together with annual payments to Fluvius of €20.0 million ($22.3 million) over the next six years following the date of the transaction. Telenet and Liberty Global began consolidating Wyre’s results upon the closing of the transaction.

With the closing of the Telenet Wyre Transaction, Telenet early terminated and effectively settled certain pre-existing contractual relationships with Fluvius, principally related to Telenet’s leased network, and began consolidating certain infrastructure cable assets contributed by Fluvius to Wyre, as described above. Primarily due to Telenet’s aforementioned pre-existing network leasing relationship with Fluvius, the Telenet Wyre Transaction did not have a significant impact on our operating income during the nine months ended September 30, 2023. Accordingly, the pro forma effect of the Telenet Wyre Transaction is not presented herein.

In connection with the Telenet Wyre Transaction, we recognized a net gain of $377.8 million during the nine months ended September 30, 2023, which represents the difference between the fair value and carrying amount of a pre-existing network leasing relationship between Telenet and Fluvius. No income taxes were required to be provided on this gain.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
(5)    Investments

The details of our investments are set forth below:

Accounting Method	September 30, 2024	December 31, 2023	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMO2 JV	$7,571.6	$7,248.5	50.0
VodafoneZiggo JV (c)	1,990.3	2,055.4	50.0
AtlasEdge JV	342.5	250.8	48.5
Formula E (d)	126.6	99.1	38.2
nexfibre JV	74.1	55.9	25.0
All3Media Group (All3Media) (e)	—	144.2	—
Other	139.9	133.7
Total — equity	10,245.0	9,987.6
Fair value:
Short-term:
Separately-managed accounts (SMAs) (f)	906.3	1,990.5
Long-term:
Vodafone - subject to re-use rights (g)	1,342.5	1,168.1	5.1
EdgeConneX, Inc. (EdgeConneX)	422.9	318.3	5.2
ITV plc (ITV)	409.1	321.9	9.7
Televisa Univision, Inc. (Televisa Univision)	314.9	388.3	6.4
SMAs (f)	188.2	285.6
Plume Design, Inc. (Plume) (h)	98.1	168.4	10.5
CANAL+ Polska S.A.	78.1	76.4	17.0
Pax8, Inc.	72.4	100.3	6.7
Lions Gate Entertainment Corp. (Lionsgate)	49.0	69.6	2.8
Aviatrix Systems, Inc. (Aviatrix)	24.9	55.5	4.3
Lacework, Inc. (Lacework) (i)	—	94.2	—
Other	371.9	361.9
Total — fair value	4,278.3	5,399.0
Total investments (j)	$14,523.3	$15,386.6
Short-term investments	$906.3	$1,990.5
Long-term investments	$13,617.0	$13,396.1
_______________

(a)Represents our economic ownership based on total shares owned as a percentage of total shares outstanding as of the most recent balance sheet date or the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal the respective fair values. At September 30, 2024 and December 31, 2023, the aggregate carrying amounts of our equity method investments exceeded our proportionate share

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
of the respective investee’s net assets by $1,110.8 million and $1,234.7 million, respectively, which primarily includes amounts associated with the VodafoneZiggo JV Receivables, as defined below, and for December 31, 2023, amounts we were owed under long-term notes receivable from All3Media.

(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global comprising (i) a euro-denominated note receivable with a principal amount of $780.4 million and $774.5 million at September 30, 2024 and December 31, 2023, respectively, (the VodafoneZiggo JV Receivable I) and (ii) a euro-denominated note receivable with a principal amount of $231.8 million and $230.0 million at September 30, 2024 and December 31, 2023, respectively, (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at a rate of 5.55% and have a final maturity date of December 31, 2030. During the nine months ended September 30, 2024, interest accrued on the VodafoneZiggo JV Receivables was $41.7 million, all of which has been cash settled.

(d)Upon the October 2, 2024 closing of the Formula E Acquisition, Liberty Global’s ownership in Formula E increased to 65.6%. For additional information regarding the Formula E Acquisition, see note 4.

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

(f)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. With the exception of our SMA in a leveraged structured note, all of our investments held under SMAs were classified as available-for-sale debt securities as of September 30, 2024. Our SMA held in a leveraged structured note is accounted for at fair value and the associated gains or losses are included in realized and unrealized gains (losses) due to changes in fair values of certain investments, net, in our condensed consolidated statements of operations. At September 30, 2024 and December 31, 2023, interest accrued on our debt securities, which is included in other current assets on our condensed consolidated balance sheets, was $21.1 million and $34.6 million, respectively.

(g)In connection with our investment in Vodafone, we entered into a share collar (the Vodafone Collar) with respect to the Vodafone shares held by our company. The aggregate purchase price paid to acquire our investment in Vodafone was partially financed through borrowings under a secured borrowing agreement (the Vodafone Collar Loan) collateralized by the Vodafone shares. Under the terms of the Vodafone Collar, the counterparty has the right to re-use pledged Vodafone shares. At September 30, 2024 and December 31, 2023, the net fair value of our investment in Vodafone was $141.6 million and $115.5 million, respectively.

(h)Our investment in Plume includes warrants with a fair value of $33.6 million and $61.3 million at September 30, 2024 and December 31, 2023, respectively.

(i)We completed the sale of our investment in Lacework during the third quarter of 2024.

(j)The purchase and sale of investments are presented on a gross basis in our condensed consolidated statements of cash flows, including amounts associated with SMAs.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

VodafoneZiggo JV (a)	$(49.4)	$(9.7)	$(38.0)	$(97.6)
VMO2 JV (b)	(36.1)	(198.0)	(32.4)	(187.6)
AtlasEdge JV	(16.5)	(4.8)	(30.3)	(15.2)
Formula E	(5.8)	(11.6)	(29.1)	(21.0)
All3Media	—	(7.8)	(15.5)	(6.1)
nexfibre JV	(18.2)	(4.2)	(6.5)	2.1
Other, net	(7.0)	(4.7)	(14.8)	(15.7)
Total	$(133.0)	$(240.8)	$(166.6)	$(341.1)
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

VMO2 JV

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services provided pursuant to the U.K. JV Framework Agreement. We recorded revenue from the VMO2 JV of $90.8 million and $34.2 million during the three months ended September 30, 2024 and 2023, respectively, and $294.3 million and $155.4 million during the nine months ended September 30, 2024 and 2023, respectively, primarily related to (a) the U.K. JV Services and (b) beginning in 2024, the sale of customer premises equipment (CPE) to the VMO2 JV at a mark-up. At September 30, 2024 and December 31, 2023, $45.1 million and $18.6 million, respectively, was due from the VMO2 JV related to the aforementioned transactions. The amounts due from the VMO2 JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets. In addition, during the nine months ended September 30, 2023, we received dividend distributions from the VMO2 JV aggregating $815.2 million, all of which were accounted for as a return of capital for purposes of our condensed consolidated statement of cash flows.

The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Revenue	$3,512.7	$3,503.8	$10,170.9	$10,058.0
Earnings (loss) before income taxes	$(68.7)	$(503.2)	$1.4	$(441.8)
Net loss	$(55.3)	$(386.6)	$(20.0)	$(364.0)

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided pursuant to the NL JV Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $42.5 million and $37.3 million during the three months ended September 30, 2024 and 2023, respectively, and $164.2 million and $157.8 million during the nine months ended September 30, 2024 and 2023, respectively, primarily related to (a) the NL JV Services and (b) the sale of CPE to the VodafoneZiggo JV at a mark-up. At September 30, 2024 and December 31, 2023, $22.9 million and $24.2 million, respectively, was due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Revenue	$1,131.1	$1,125.2	$3,336.7	$3,297.0
Loss before income taxes	$(166.0)	$(82.2)	$(201.5)	$(332.4)
Net loss	$(132.6)	$(63.6)	$(161.6)	$(279.2)

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Vodafone	$117.3	$35.7	$163.8	$(223.1)
ITV	21.6	(2.6)	104.7	(18.9)
EdgeConneX	(10.8)	65.9	78.3	79.9
Televisa Univision	(87.1)	12.1	(76.4)	4.7
Lacework (a)	(0.2)	(31.3)	(75.8)	(125.9)
Plume	(42.5)	(4.0)	(70.3)	(55.2)
Aviatrix	(3.1)	(12.4)	(30.6)	(23.9)
SMAs	9.1	20.1	30.0	(1.2)
Pax8	(24.8)	(10.4)	(27.9)	(10.4)
Lionsgate	(10.5)	(2.6)	(20.6)	17.3
Other, net	(14.9)	1.0	(36.3)	11.9
Total	$(45.9)	$71.5	$38.9	$(344.8)
______________

(a)We completed the sale of our investment in Lacework during the third quarter of 2024.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
Debt Securities
The following tables set forth a summary of our debt securities at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized cost basis	Accumulated unrealized gains	Fair value
	in millions

Government bonds	$313.5	$1.0	$314.5
Commercial paper	309.3	—	309.3
Corporate debt securities	193.7	0.5	194.2
Certificates of deposit	146.1	—	146.1
Structured note	(a)	(a)	122.2
Other debt securities	8.2	—	8.2
Total debt securities	$970.8	$1.5	$1,094.5
______________

(a)Amount represents an investment in a leveraged structured note issued by a third-party investment bank, which is accounted for at fair value. The return on the leveraged structured note is based on changes in the fair value of a proportionate amount of debt issued by various Liberty Global consolidated subsidiaries and affiliates (including the VMO2 JV and the VodafoneZiggo JV). The proportionate amount of debt associated with the return on the leveraged structured note may change from time to time as a result of open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or prepayments, in each case, completed by Liberty Global consolidated subsidiaries and affiliates. While the structured note itself contains leverage, our at-risk investment is the estimated fair value as reported. During the nine months ended September 30, 2024, we invested an additional $46.6 million and redeemed $31.3 million of the leveraged structured note. At September 30, 2024, the proportionate amount of debt issued by Liberty Global consolidated subsidiaries and affiliates associated with the return on the leveraged structured note is summarized in the following table:

Proportion of debt associated with the return on the leveraged structured note

Subsidiary:
Sunrise Holding	50.51%
Telenet	23.68%

Affiliate:
VodafoneZiggo JV	25.81%
Total	100.00%

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)

	December 31, 2023
	Amortized cost basis	Accumulated unrealized gains	Fair value
	in millions

Commercial paper	$1,066.5	$(0.1)	$1,066.4
Government bonds	504.7	0.3	505.0
Certificates of deposit	373.1	0.1	373.2
Corporate debt securities	226.6	(0.1)	226.5
Structured note	(a)	(a)	95.8
Other debt securities	9.2	—	9.2
Total debt securities	$2,180.1	$0.2	$2,276.1
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

We received proceeds from the sale and maturities of debt securities of $0.9 billion and $1.8 billion during the three months ended September 30, 2024 and 2023, respectively, and $3.2 billion and $6.0 billion during the nine months ended September 30, 2024 and 2023, respectively, the majority of which were reinvested in new debt securities held under SMAs. The sale of debt securities resulted in realized net gains (losses) of $4.5 million and ($20.1 million) during the three months ended September 30, 2024 and 2023, respectively, and ($14.6 million) and ($52.8 million) during the nine months ended September 30, 2024 and 2023, respectively.

The fair values of our debt securities as of September 30, 2024 by contractual maturity are shown below (in millions):

Due in one year or less	$906.3
Due in one to five years	157.5
Due in five to ten years	30.7
Total (a)	$1,094.5
_______________

(a)The weighted average life of our total debt securities was 0.9 years as of September 30, 2024.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)

Our investment portfolio is subject to various macroeconomic pressures and has experienced significant volatility, which affects both our non-public and publicly-traded investments. Changes in the fair values of these investments, including changes with respect to interest rates within our local jurisdictions, are likely to continue and could be significant.

(6)    Derivative Instruments

In general, we enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt, (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity, and (iii) decreases in the market prices of certain publicly-traded securities that we own. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure primarily with respect to the U.S. dollar ($), the euro (€), the British pound sterling (£) and the Swiss franc (CHF). Generally, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2024			December 31, 2023
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$357.8	$244.8	$602.6	$515.6	$427.5	$943.1
Equity-related derivative instruments (c)	—	179.2	179.2	—	310.7	310.7
Foreign currency forward and option contracts	41.7	0.1	41.8	2.3	0.6	2.9
Other	0.2	—	0.2	0.2	—	0.2
Total	$399.7	$424.1	$823.8	$518.1	$738.8	$1,256.9
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$420.9	$712.0	$1,132.9	$369.9	$948.5	$1,318.4
Equity-related derivative instruments (c)	26.2	—	26.2	47.4	—	47.4
Foreign currency forward and option contracts	12.1	—	12.1	9.5	4.5	14.0
Total	$459.2	$712.0	$1,171.2	$426.8	$953.0	$1,379.8
_______________

(a)Our long-term derivative assets and long-term derivative liabilities are included in other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of $0.4 million and ($6.9 million) during the three months ended September 30, 2024 and 2023, respectively, and ($41.1 million) and $15.3 million during the nine months ended September 30, 2024 and 2023, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)Our equity-related derivative instruments include the Vodafone Collar. The fair value of the Vodafone Collar does not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Cross-currency and interest rate derivative contracts	$(539.5)	$195.1	$137.5	$38.8
Equity-related derivative instruments	(62.6)	(22.0)	(110.7)	145.0
Foreign currency forward and option contracts	37.4	4.0	42.3	10.0
Other	(2.1)	—	(2.1)	—
Total	$(566.8)	$177.1	$67.0	$193.8
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

	Nine months ended September 30,
	2024	2023
	in millions

Operating activities	$280.8	$241.2
Investing activities	—	2.1
Financing activities	17.2	(62.5)
Total	$298.0	$180.8

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At September 30, 2024, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $121.5 million.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
Details of our Derivative Instruments

Cross-currency Swap Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2024, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at September 30, 2024:

	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

Sunrise Holding	$250.0		€220.6		1.0
	$4,275.0	CHF	3,912.7	(a)	4.0
	€1,952.6	CHF	2,176.5		2.5

Telenet	$3,345.0		€2,969.5	(a)	2.8
	€45.2		$50.0	(b)	0.3
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to September 30, 2024. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2024:

	Pays fixed rate			Receives fixed rate
	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

Sunrise Holding	$3,649.8	(a)	1.8	$3,368.9	1.9

Telenet	$3,769.6	(a)	3.7	$301.0	0.3
_______________

(a)Includes forward-starting derivative instruments.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
Interest Rate Swap Options

We have entered into various interest rate swap options (swaptions), which give either us or the bank the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future, with each such contract having a life of no more than five years. At the transaction date, where we have bought the swaption, the strike rate of the contract was above the corresponding market rate. Where the bank has bought the swaption, the strike rate was below the corresponding market rate. The following table sets forth certain information regarding our swaptions at September 30, 2024:

	Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
	in millions		in years

Telenet:
Buy position	$1,560.8	€	1.4	3.0%
Sell position	$1,560.8	€	1.4	1.4%
_______________

(a)Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

(b)Represents the weighted average interest rate that we would pay if either we or our counterparties exercised our respective options to enter into the interest rate swap contracts.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at September 30, 2024:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Sunrise Holding	$3,635.6	0.6

Telenet	$3,532.5	0.6

VM Ireland	$1,003.4	0.3

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At September 30, 2024, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.3 billion and $4.5 billion, respectively.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Decrease to borrowing costs at September 30, 2024 (a)

Sunrise Holding	(3.29)%
VM Ireland	(3.06)%
Telenet	(2.48)%
Total decrease to borrowing costs	(2.92)%
_______________

(a)Represents the effect of derivative instruments in effect at September 30, 2024 and does not include forward-starting derivative instruments or swaptions.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of September 30, 2024, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $2.6 billion.

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of September 30, 2024 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used for nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets, property and equipment and the implied value of goodwill. The valuation of reporting units is based on an income-based approach (discounted cash flows) using assumptions in our long-range business plans or a market-based approach (current multiples of comparable public companies and guideline transactions) and, in some cases, a combination of an income-based approach and a market-based approach. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue growth and Adjusted EBITDA margin (as defined in note 16), and terminal growth rates, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2024 we did not perform any significant nonrecurring fair value measurements. During the nine months ended September 30, 2023, we performed a nonrecurring valuation in association with the Telenet Wyre Transaction. The tangible asset value of the cable infrastructure contributed by Fluvius was based on the depreciated replacement cost method with a range of estimated useful lives up to 19 years.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 2023 10-K.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at September 30, 2024 using:
Description	September 30, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$602.6	$—	$602.6	$—
Equity-related derivative instruments	179.2	—	—	179.2
Foreign currency forward and option contracts	41.8	—	41.8	—
Other	0.2	—	0.2	—
Total derivative instruments	823.8	—	644.6	179.2
Investments:
SMAs	1,094.5	303.4	791.1	—
Other investments	3,183.8	1,800.7	0.1	1,383.0
Total investments	4,278.3	2,104.1	791.2	1,383.0
Total assets	$5,102.1	$2,104.1	$1,435.8	$1,562.2

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,132.9	$—	$1,132.9	$—
Equity-related derivative instruments	26.2	—	—	26.2
Foreign currency forward and option contracts	12.1	—	12.1	—
Total liabilities	$1,171.2	$—	$1,145.0	$26.2

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
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
September 30, 2024
(unaudited)
A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2024	$1,563.1	$263.3	$1,826.4
Losses included in net loss (a):
Realized and unrealized losses on derivative instruments, net	—	(110.7)	(110.7)
Realized and unrealized losses due to changes in fair values of certain investments, net	(239.0)	—	(239.0)
Additions	66.1	—	66.1
Dispositions	(18.3)	—	(18.3)
Foreign currency translation adjustments and other, net	11.1	0.4	11.5
Balance of net assets at September 30, 2024 (b)	$1,383.0	$153.0	$1,536.0
_______________

(a)With the exception of a $75.8 million loss related to the sale of our investment in Lacework, amounts primarily relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2024.

(b)As of September 30, 2024, $396.6 million of our Level 3 investments were accounted for under the measurement alternative at cost less impairment, adjusted for observable price changes.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2024	December 31, 2023
	in millions

Distribution systems	$11,399.5	$10,638.0
Support equipment, buildings and land	4,388.3	4,116.0
Customer premises equipment	1,492.1	1,354.7
Total property and equipment, gross	17,279.9	16,108.7
Accumulated depreciation	(9,840.1)	(8,748.5)
Total property and equipment, net	$7,439.8	$7,360.2

During the nine months ended September 30, 2024 and 2023, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $98.8 million and $129.9 million, respectively, which exclude related value-added taxes (VAT) of $10.9 million and $14.8 million, respectively, that were also financed under these arrangements.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
Goodwill

Changes in the carrying amount of our goodwill during the nine months ended September 30, 2024 are set forth below:

	January 1, 2024	Acquisitions and related adjustments	Foreign currency translation adjustments and other	September 30, 2024
	in millions

Sunrise	$7,168.7	$9.0	$(48.7)	$7,129.0
Telenet (a)	2,976.9	(134.1)	19.8	2,862.6
VM Ireland	268.1	—	2.1	270.2
Central and Other	63.3	—	0.5	63.8
Total	$10,477.0	$(125.1)	$(26.3)	$10,325.6
_______________

(a)In connection with the final purchase price allocation for the Telenet Wyre Transaction, we recorded a net reduction to goodwill of €126.8 million ($138.4 million at the applicable rate) in June 2024, with corresponding increases to certain network-related and other intangible assets. As a result, the final goodwill balance associated with the Telenet Wyre Transaction is €389.4 million ($425.2 million at the applicable rate).

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	September 30, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$2,478.2	$(1,655.0)	$823.2	$2,489.5	$(1,370.8)	$1,118.7
Other	1,629.6	(679.0)	950.6	1,538.3	(603.4)	934.9
Total	$4,107.8	$(2,334.0)	$1,773.8	$4,027.8	$(1,974.2)	$2,053.6

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2024			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	September 30, 2024	December 31, 2023
		in millions

Sunrise Holding Bank Facility (c)	7.16%	€707.0	$788.2	$3,635.6	$3,626.4
Sunrise Holding SPE Notes	4.56%	—	—	1,668.0	1,664.9
Sunrise Holding Senior Notes	4.76%	—	—	829.0	826.1
Telenet Credit Facility (d)	6.46%	€615.0	685.6	4,524.8	4,507.9
Telenet Senior Secured Notes	4.75%	—	—	1,602.0	1,597.6
VM Ireland Credit Facility (e)	6.93%	€100.0	111.5	1,003.4	995.8
Vodafone Collar Loan (f)	2.95%	—	—	1,402.4	1,391.9
Vendor financing (g)	4.40%	—	—	806.1	768.7
Other (h)	5.92%	—	—	478.9	478.3
Total debt before deferred financing costs, discounts and premiums (i)	5.76%		$1,585.3	$15,950.2	$15,857.6

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	September 30, 2024	December 31, 2023
	in millions

Total debt before deferred financing costs, discounts and premiums	$15,950.2	$15,857.6
Deferred financing costs, discounts and premiums, net	(111.5)	(149.7)
Total carrying amount of debt	15,838.7	15,707.9
Finance lease obligations (note 10)	52.4	58.0
Total debt and finance lease obligations	15,891.1	15,765.9
Current portion of debt and finance lease obligations	(999.3)	(806.8)
Long-term debt and finance lease obligations	$14,891.8	$14,959.1
_______________

(a)Represents the weighted average interest rate in effect at September 30, 2024 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.44% at September 30, 2024. The weighted average interest rate calculation includes principal amounts outstanding associated with all of our secured and unsecured borrowings. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2024 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
provides our borrowing availability and amounts available to loan or distribute in accordance with the terms of the respective subsidiary facilities (i) at September 30, 2024 and (ii) upon completion of the relevant September 30, 2024 compliance reporting requirements. These amounts do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to September 30, 2024, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

	Availability
	September 30, 2024		Upon completion of the relevant September 30, 2024 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
Sunrise Holding Bank Facility	€707.0	$788.2	€707.0	$788.2
Telenet Credit Facility	€615.0	$685.6	€615.0	$685.6
VM Ireland Credit Facility	€100.0	$111.5	€100.0	$111.5

Available to loan or distribute:
Sunrise Holding Bank Facility	€707.0	$788.2	€707.0	$788.2
Telenet Credit Facility	€615.0	$685.6	€615.0	$685.6
VM Ireland Credit Facility	€100.0	$111.5	€100.0	$111.5

(c)Unused borrowing capacity under the Sunrise Holding Bank Facility relates to an equivalent €707.0 million ($788.2 million) under the Sunrise Holding Revolving Facility, comprising (i) €697.0 million ($777.1 million) under Sunrise Holding Revolving Facility B and (ii) €10.0 million ($11.1 million) under Sunrise Holding Revolving Facility A. With the exception of €23.0 million ($25.6 million) of borrowings under the ancillary facilities, the Sunrise Holding Revolving Facility was undrawn at September 30, 2024. In February 2024, commitments under the Sunrise Holding Revolving Facility were reduced by €18.0 million ($20.1 million) and €60.0 million ($66.9 million) of commitments under Sunrise Holding Revolving Facility A were extended and redesignated under Sunrise Holding Revolving Facility B. As a result, the Sunrise Holding Revolving Facility now provides for maximum borrowing capacity of €730.0 million ($813.8 million), including €60.0 million under the related ancillary facilities. Sunrise Holding Revolving Facility A has a maximum borrowing capacity of €10.0 million and a final maturity date of May 31, 2026 and Sunrise Holding Revolving Facility B has a maximum borrowing capacity of €720.0 million ($802.7 million), including €60.0 million under the ancillary facilities, and a final maturity date of September 30, 2029. In April 2024, Sunrise Holding Revolving Facility B was amended to include an Environmental, Social and Governance (ESG)-linked margin ratchet. The interest rate on Sunrise Holding Revolving Facility B is now subject to adjustment based on the achievement or otherwise of certain ESG metrics.

(d)Unused borrowing capacity under the Telenet Credit Facility comprises (i) €570.0 million ($635.4 million) under Telenet Revolving Facility B, (ii) €25.0 million ($27.9 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($22.3 million) under the Telenet Revolving Facility, each of which were undrawn at September 30, 2024. In February 2024, the €30.0 million ($33.4 million) of commitments under Telenet Revolving Facility A were cancelled in full.

(e)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($111.5 million) under the VM Ireland Revolving Facility, which was undrawn at September 30, 2024.

(f)For information regarding the Vodafone Collar Loan, see note 5.

(g)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our condensed

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our condensed consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During the nine months ended September 30, 2024 and 2023, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses were $579.4 million and $444.5 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(h)Amounts include $430.6 million and $430.8 million at September 30, 2024 and December 31, 2023, respectively, of liabilities related to Telenet’s acquisition of mobile spectrum licenses. Telenet will make annual payments for the license fees over the terms of the respective licenses.

(i)As of September 30, 2024 and December 31, 2023, our debt had an estimated fair value of $15.7 billion and $15.5 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

General Information

At September 30, 2024, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise Sunrise Holding, Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during 2024. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 2023 10-K.

Financing Transactions

In October 2024, in connection with the Spin-off, Sunrise Holding notified certain lenders under the Sunrise Holding Bank Facility and certain holders of the Sunrise Holding SPE Notes and the Sunrise Holding Senior Notes that it intends to prepay, purchase or redeem an aggregate $1.4 billion of its outstanding indebtedness, including associated derivative instruments. These transactions are expected to be completed by the end of October 2024.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
Maturities of Debt

Maturities of our debt as of September 30, 2024 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on September 30, 2024 exchange rates.

	Sunrise Holding (a)	Telenet	VM Ireland	Other (b)	Total
	in millions

Year ending December 31:
2024 (remainder of year)	$168.0	$132.4	$—	$8.2	$308.6
2025	235.6	302.2	—	332.1	869.9
2026	—	23.8	—	1,071.5	1,095.3
2027	—	24.0	—	—	24.0
2028	1,152.3	4,944.1	—	—	6,096.4
2029	3,730.3	1,261.9	1,003.4	—	5,995.6
Thereafter	1,250.0	310.4	—	—	1,560.4
Total debt maturities (c)	6,536.2	6,998.8	1,003.4	1,411.8	15,950.2
Deferred financing costs, discounts and premiums, net	(17.9)	(23.7)	(4.6)	(65.3)	(111.5)
Total debt	$6,518.3	$6,975.1	$998.8	$1,346.5	$15,838.7
Current portion	$403.6	$420.7	$—	$166.5	$990.8
Long-term portion	$6,114.7	$6,554.4	$998.8	$1,180.0	$14,847.9
_______________

(a)Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Sunrise Holding and Liberty Global.

(b)Includes $1,402.4 million related to the Vodafone Collar Loan, which has settlement dates in 2025 and 2026 consistent with the Vodafone Collar. We may elect to use cash or the collective value of the related shares and Vodafone Collar to settle amounts under the Vodafone Collar Loan.

(c)Amounts include vendor financing obligations of $806.1 million, as set forth below:

	Sunrise Holding	Telenet	Other	Total
	in millions

Year ending December 31:
2024 (remainder of year)	$168.0	$115.4	$8.2	$291.6
2025	235.6	277.7	1.2	514.5
Total vendor financing maturities	$403.6	$393.1	$9.4	$806.1
Current portion	$403.6	$393.1	$8.9	$805.6
Long-term portion	$—	$—	$0.5	$0.5

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2024	2023
	in millions

Balance at January 1	$768.7	$704.7
Operating-related vendor financing additions	579.4	444.5
Capital-related vendor financing additions	109.7	129.9
Principal payments on operating-related vendor financing	(538.1)	(470.9)
Principal payments on capital-related vendor financing	(122.8)	(210.8)
Foreign currency and other	9.2	13.8
Balance at September 30	$806.1	$611.2

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities is set forth below:

	September 30, 2024	December 31, 2023
	in millions

ROU assets:
Operating leases (a)	$2,383.3	$1,761.8
Finance leases (b)	55.1	57.9
Total ROU assets	$2,438.4	$1,819.7

Lease liabilities:
Operating leases (c)	$2,187.9	$1,803.9
Finance leases (d)	52.4	58.0
Total lease liabilities	$2,240.3	$1,861.9
_______________

(a)At September 30, 2024, the weighted average remaining lease term for operating leases was 12.8 years and the weighted average discount rate was 5.2%. During the nine months ended September 30, 2024 and 2023, we recorded non-cash additions to our operating lease ROU assets of $137.3 million and $38.0 million, respectively.

(b)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At September 30, 2024, the weighted average remaining lease term for finance leases was 11.2 years and the weighted average discount rate was 5.0%. During the nine months ended September 30, 2024 and 2023, we recorded non-cash additions to our finance lease ROU assets of $0.6 million and $20.8 million, respectively.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
(c)The current portions of our operating lease liabilities are included within other accrued and current liabilities on our condensed consolidated balance sheets.

(d)The current and long-term portions of our finance lease liabilities are included within current portion of debt and finance lease obligations and long-term debt and finance lease obligations, respectively, on our condensed consolidated balance sheets.

A summary of our aggregate lease expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Finance lease expense:
Depreciation and amortization	$1.9	$3.1	$6.2	$32.4
Interest expense (a)	0.6	0.6	1.8	1.5
Total finance lease expense	2.5	3.7	8.0	33.9
Operating lease expense (b)	74.1	50.5	207.5	170.2
Short-term lease expense (b)	0.9	1.1	2.1	3.2
Variable lease expense (c)	0.3	0.4	1.0	1.1
Total lease expense	$77.8	$55.7	$218.6	$208.4
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Nine months ended September 30,
	2024	2023
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$228.7	$163.9
Operating cash outflows from finance leases (interest component)	1.8	1.5
Financing cash outflows from finance leases (principal component)	8.4	25.3
Total cash outflows from operating and finance leases	$238.9	$190.7

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
Maturities of our operating and finance lease liabilities as of September 30, 2024 are presented below. Amounts represent U.S. dollar equivalents based on September 30, 2024 exchange rates.

	Operating leases	Finance leases
	in millions

Year ending December 31:
2024 (remainder of year)	$69.0	$3.2
2025	292.4	10.7
2026	272.9	8.5
2027	261.3	7.5
2028	250.1	4.8
2029	240.6	3.4
Thereafter	1,649.0	30.1
Total payments	3,035.3	68.2
Less: present value discount	(847.4)	(15.8)
Present value of lease payments	$2,187.9	$52.4
Current portion	$187.0	$8.5
Long-term portion	$2,000.9	$43.9

(11)    Income Taxes

Income tax benefit (expense) attributable to our earnings (loss) before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Computed “expected” tax benefit (expense) (a)	$352.6	$(193.0)	$130.1	$54.5
Non-deductible or non-taxable interest and other items	(26.0)	(33.3)	(126.5)	(108.0)
Non-deductible or non-taxable foreign currency exchange results	(269.3)	197.5	(55.6)	82.9
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b)	(87.0)	78.8	(40.8)	(1.7)
International rate differences (c)	(4.0)	(6.8)	(15.9)	(11.0)
Change in valuation allowances	39.5	(39.5)	10.9	(200.8)
Tax benefit associated with technology innovation	2.8	5.9	6.9	12.1
Other, net	(9.5)	(7.9)	2.4	2.0
Total income tax benefit (expense)	$(0.9)	$1.7	$(88.5)	$(170.0)
_______________

(a)The statutory or “expected” tax rates are the U.K. rates of 25.0% for the 2024 periods and 23.5% for the 2023 periods. The statutory rate for the 2023 periods represents the blended rate in effect for the year ended December 31, 2023 based on the 19.0% statutory rate that was in effect for the first quarter of 2023 and the 25.0% statutory rate in effect from April 1, 2023. Although we are domiciled in Bermuda, we use the U.K. statutory rate to compute our “expected” tax benefit (expense) as management believes it is more meaningful.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
(b)Amounts reflect the net impact of differences in the treatment of income and loss items between financial and tax accounting related to investments in subsidiaries and affiliates, including the effects of foreign earnings. The 2023 amounts also include the non-taxable gain associated with the Telenet Wyre Transaction.

(c)Amounts reflect adjustments (either a benefit or expense) to the “expected” tax benefit (expense) for statutory rates in jurisdictions in which we operate outside of the U.K.

On August 16, 2022, the Inflation Reduction Act was signed into law in the U.S. Although this legislation does not increase the U.S. corporate income tax rate, it includes, among other provisions, a corporate alternative minimum tax (CAMT) on “adjusted financial statement income” that is effective for tax years beginning after December 31, 2022. CAMT did not have an impact on our consolidated financial statements through September 30, 2024, although we will continue to monitor additional guidance as it is issued to assess the impact to our tax position. We will disregard our CAMT status when evaluating our deferred tax assets under the regular U.S. tax system.

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

As of September 30, 2024, our unrecognized tax benefits were $500.0 million, of which $402.7 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors. During the next 12 months, it is reasonably possible that the resolution of ongoing tax controversies, as well as the expiration of statutes of limitation and other items, could result in reductions to our unrecognized tax benefits related to tax positions taken as of September 30, 2024. The amount of such reductions could range up to $401 million. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

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

In general, tax returns filed by our company or our subsidiaries for years prior to 2016 are no longer subject to examination by tax authorities. Certain of our subsidiaries are currently involved in income tax examinations in various jurisdictions in which we operate, including Ireland, Luxembourg, Switzerland and the U.S. While we do not expect adjustments from the foregoing examinations to have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

On October 7, 2022, the U.S. Department of Justice filed a suit against Liberty Global, Inc. (LGI), a wholly-owned U.S. subsidiary of Liberty Global, in the U.S. District Court of Colorado for unpaid federal income taxes and penalties for the 2018 tax year of approximately $284 million. This action by the U.S. Department of Justice is related to the November 2020 complaint filed by LGI in the U.S. District Court of Colorado seeking a refund of approximately $110 million of taxes, penalties and interest associated with the application of certain temporary treasury regulations issued in June 2019. In October 2023, the U.S. District Court of Colorado entered judgement against LGI with respect to the refund claim and we appealed this decision to the U.S. Court of Appeals for the Tenth Circuit (Court of Appeals) in December 2023. No amounts have been accrued by LGI with respect to this matter. We will vigorously defend this matter and continue to actively pursue our claim for refund.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)

In January 2021, we petitioned the U.S. Tax Court with respect to unresolved issues related to our 2010 tax year for which we had already recognized an accrued liability for an uncertain tax position. In November 2023, we received an unfavorable decision, which we will appeal to the Court of Appeals. In December 2023, we made a payment of the disputed tax in the amount of $315 million, which reduced our accrued liability for uncertain tax benefits on our consolidated balance sheet but will continue to be included in our inventory of unrecognized tax benefits as the position is not yet settled. We will continue to vigorously defend our position, however, due to the inherent uncertainty involved in the litigation process, there can be no assurance that the Court of Appeals will rule in our favor.

(12)    Equity

Share Repurchases

During the nine months ended September 30, 2024, we repurchased 26,914,892 of our Class C common shares at an average price per share of $18.69, for an aggregate purchase price of $503.1 million, including direct acquisition costs.

Under our current share repurchase program, we are authorized during 2024 to repurchase up to 10% of our total outstanding shares as of December 31, 2023. As of September 30, 2024, the remaining number of our Class A and/or Class C common shares that we are authorized to repurchase during 2024 was 11.3 million. Based on the average of the respective closing share prices as of September 30, 2024, this would equate to additional share repurchases during the remainder of 2024 of approximately $241.4 million. However, the actual U.S. dollar amount of our share repurchases during the remainder of 2024 will be determined by the actual transaction date share prices during the year and could differ significantly from this amount.

Telenet Takeover Bid

On June 8, 2023, following approval by the Belgian Financial Services and Markets Authority, Liberty Global Broadband Holding B.V. (LGBH), an indirect wholly-owned subsidiary of Liberty Global, launched a voluntary and conditional public takeover bid for all of the shares of Telenet that we did not already own or that were not held by Telenet (the Telenet Takeover Bid). Following the conclusion of a simplified squeeze-out procedure, Telenet was delisted from Euronext Brussels at the close of trade on October 13, 2023. The shares of Telenet that were acquired as a result of the simplified squeeze-out procedure were settled on October 19, 2023 and, from that date, Telenet was owned 100% by LGBH.

The Telenet Takeover Bid was funded through (i) available borrowings and (ii) the existing liquidity of Liberty Global. As of September 30, 2023, the consideration associated with the Telenet Takeover Bid, including certain fees and expenses, totaled €807.6 million ($891.3 million at the applicable transaction dates), excluding €96.1 million ($101.6 million at the applicable rate) associated with the shares subject to the squeeze-out procedure.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Liberty Global (a):
Non-performance based incentive awards (b)	$40.9	$45.2	$105.2	$127.8
Performance-based incentive awards (c)	5.9	—	13.3	—
Other (d)	6.1	6.3	24.0	23.9
Total Liberty Global	52.9	51.5	142.5	151.7
Other	—	3.3	4.5	22.7
Total	$52.9	$54.8	$147.0	$174.4
Included in:
Other operating expense	$5.9	$1.6	$16.6	$6.4
SG&A expense	47.0	53.2	130.4	168.0
Total	$52.9	$54.8	$147.0	$174.4
_______________

(a)The 2024 amounts include share-based compensation expense related to certain Telenet Replacement Awards.

(b)In April 2023, the compensation committee of our board of directors approved the extension of the expiration dates of outstanding share appreciation rights (SARs) and director options granted in 2016 through 2018 from a seven-year term to a ten-year term. Accordingly, the Black-Scholes fair values of the outstanding awards increased, resulting in the recognition of an aggregate incremental share-based compensation expense of $27.1 million during the second quarter of 2023.

(c)The 2024 amounts include share-based compensation expense related to the 2024 PSUs, as defined and described below.

(d)Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global common shares. In the case of annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in common shares of Liberty Global in lieu of cash.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
The following table provides the aggregate number of options, SARs and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of September 30, 2024:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price

Held by Liberty Global employees:
Outstanding	26,287,357	$24.40	58,072,571	$24.38
Exercisable	20,090,708	$26.43	46,907,609	$25.68

Held by former Liberty Global employees (b):
Outstanding	747,931	$33.32	1,453,922	$32.80
Exercisable	727,565	$33.75	1,425,478	$33.07
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

The following table provides the aggregate number of restricted share units (RSUs) and performance-based restricted share units (PSUs) that were outstanding as of September 30, 2024. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class C

Held by Liberty Global employees:
RSUs	2,972,588	4,840,745
PSUs	1,236,057	1,831,419
Held by former Liberty Global employees (a):
RSUs	9,629	13,813
PSUs	2,472	2,472
_______________

(a)Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain split-off or disposal transactions. The future vesting of these RSUs and PSUs will increase the number of our outstanding common shares.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
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

The details of our basic and diluted weighted average common shares outstanding are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Weighted average common shares outstanding (basic EPS computation)	363,156,702	416,014,282	370,673,984	437,255,956
Incremental shares (a)	—	4,959,080	—	—
Weighted average common shares outstanding (diluted EPS computation)	363,156,702	420,973,362	370,673,984	437,255,956
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

We reported net losses attributable to Liberty Global shareholders for the three and nine months ended September 30, 2024 and the nine months ended September 30, 2023. Therefore, the potentially dilutive effect at September 30, 2024 and September 30, 2023 excludes 102.1 million and 96.0 million shares issuable pursuant to outstanding share-based incentive awards in the computation of diluted net loss attributable to Liberty Global shareholders per share, respectively, because their inclusion would have been anti-dilutive to the computation.

The calculation of diluted EPS excludes aggregate share-based incentive awards of 75.1 million for the three months ended September 30, 2023 because their effect would have been anti-dilutive.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
The details of our net earnings (loss) attributable to Liberty Global shareholders is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Net earnings (loss)	$(1,410.9)	$822.7	$(608.7)	$(402.1)
Net earnings attributable to noncontrolling interests	(23.2)	(163.5)	(47.3)	(159.7)
Net earnings (loss) attributable to Liberty Global shareholders	$(1,434.1)	$659.2	$(656.0)	$(561.8)

(15)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to purchases of CPE and other equipment and services, programming contracts, network and connectivity commitments and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of September 30, 2024. The commitments included in this table do not reflect any liabilities that are included on our September 30, 2024 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2024
		2025	2026	2027	2028	2029	Thereafter	Total
	in millions

Purchase commitments	$202.2	$558.8	$457.6	$404.2	$378.0	$2.1	$20.2	$2,023.1
Programming commitments	64.7	148.0	63.4	31.1	0.1	—	—	307.3
Network and connectivity commitments	31.4	90.9	43.6	5.2	2.6	2.1	22.8	198.6
Other commitments	164.6	176.7	134.5	31.0	29.0	28.6	70.2	634.6
Total	$462.9	$974.4	$699.1	$471.5	$409.7	$32.8	$113.2	$3,163.6

Purchase commitments include unconditional and legally binding obligations related to (i) certain service-related commitments, including software development, information technology, maintenance and call center services and (ii) the purchase of network and other equipment and CPE.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $401.7 million and $408.7 million during the nine months ended September 30, 2024 and 2023, respectively.

Network and connectivity commitments include (i) certain equipment and service-related commitments at Telenet and (ii) certain network capacity arrangements at Sunrise.

Other commitments include (i) our share of the funding commitment associated with the nexfibre JV and (ii) various sports sponsorships.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
(16)    Segment Reporting

We generally identify our reportable segments as (i) those consolidated subsidiaries that represent 10% or more of our revenue, Adjusted EBITDA (as defined below) or total assets or (ii) those equity method affiliates where our investment or share of revenue or Adjusted EBITDA represents 10% or more of our total assets, revenue or Adjusted EBITDA, respectively. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and Adjusted EBITDA. The significant accounting policies of our reportable segments are the same as those described in note 3 to the consolidated financial statements included in our 2023 10-K. In addition, we review non-financial measures such as customer growth, as appropriate.

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

As of September 30, 2024, our reportable segments are as follows:

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)

During the second quarter of 2023, we determined to market and sell certain of our internally-developed software to third parties. As a result of these strategic and operational changes, from May 2023, proceeds from the licensing and related sale of products from this internally-developed software (including proceeds generated from our arrangements with the VMO2 JV and the VodafoneZiggo JV) were applied against the net book value of our existing internally-developed capitalized software. As of December 31, 2023, the net book value of our existing internally-developed software was reduced to zero, after which time we began recognizing revenue for such licensing and related sale of products. Further, from May 2023, we expense the costs of development of such software due to the fact that it is able to be externally marketed to third parties. During the three and nine months ended September 30, 2023, revenue within Central and Other was reduced by $61.5 million and $92.2 million, respectively, including $33.8 million and $49.5 million, respectively, from the VMO2 JV and $19.9 million and $29.7 million, respectively, from the VodafoneZiggo JV, as a result of this change and the associated accounting treatment.

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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Sunrise	$865.7	$859.3	$2,535.5	$2,482.9
Telenet	785.2	775.2	2,302.9	2,296.7
VM Ireland	119.8	125.5	362.8	372.4
Central and Other (a)	229.3	164.3	754.3	615.0
Total consolidated reportable segment revenue	2,000.0	1,924.3	5,955.5	5,767.0
Intersegment eliminations (b)	(64.8)	(69.8)	(201.5)	(196.1)
Total consolidated revenue (c)	$1,935.2	$1,854.5	$5,754.0	$5,570.9

VMO2 JV	$3,512.7	$3,503.8	$10,170.9	$10,058.0
VodafoneZiggo JV	$1,131.1	$1,125.2	$3,336.7	$3,297.0
______________

(a)Amounts include services agreements revenue from the VMO2 JV ($90.8 million, $34.2 million, $294.3 million and $155.4 million, respectively) and the VodafoneZiggo JV ($42.5 million, $37.3 million, $164.2 million and $157.8 million, respectively), our nonconsolidated reportable segments, as further described in note 5. The remaining revenue is derived from other consolidated reportable segments, which is disclosed as intersegment eliminations pursuant to footnote (b), external parties and other affiliates.

(b)Amounts primarily relate to revenue recognized within Central and Other from other consolidated reportable segments associated with the Tech Framework.

(c)Total consolidated revenue does not include the revenue of our nonconsolidated reportable segments, which are separately shown below.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)

	Adjusted EBITDA
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Sunrise	$318.9	$311.0	$886.2	$861.1
Telenet	360.9	339.8	981.2	988.7
VM Ireland	41.4	45.9	127.1	134.7
Central and Other (a)	(37.4)	(83.6)	(94.2)	(115.3)
Total consolidated reportable segment Adjusted EBITDA	683.8	613.1	1,900.3	1,869.2
Less: consolidated intersegment eliminations (b)	(15.5)	(15.4)	(45.9)	(45.6)
Total consolidated Adjusted EBITDA (c)	$668.3	$597.7	$1,854.4	$1,823.6

VMO2 JV	$1,170.9	$1,170.9	$3,376.9	$3,335.6
VodafoneZiggo JV	$527.8	$518.3	$1,565.5	$1,474.7
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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
The following table provides a reconciliation of total consolidated reportable segment Adjusted EBITDA to earnings (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Total consolidated reportable segment Adjusted EBITDA	$683.8	$613.1	$1,900.3	$1,869.2
Intersegment eliminations	(15.5)	(15.4)	(45.9)	(45.6)
Share-based compensation expense	(52.9)	(54.8)	(147.0)	(174.4)
Depreciation and amortization	(500.6)	(584.0)	(1,512.7)	(1,681.8)
Impairment, restructuring and other operating items, net	(13.5)	13.7	(51.7)	(6.6)
Operating income (loss)	101.3	(27.4)	143.0	(39.2)
Interest expense	(251.2)	(241.4)	(756.2)	(656.0)
Realized and unrealized gains (losses) on derivative instruments, net	(566.8)	177.1	67.0	193.8
Foreign currency transaction gains (losses), net	(578.3)	664.4	(280.3)	417.9
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net	(45.9)	71.5	38.9	(344.8)
Share of results of affiliates, net	(133.0)	(240.8)	(166.6)	(341.1)
Gain on sale of All3Media	—	—	242.9	—
Gain associated with the Telenet Wyre Transaction	—	377.8	—	377.8
Other income, net	63.9	39.8	191.1	159.5
Earnings (loss) before income taxes	$(1,410.0)	$821.0	$(520.2)	$(232.1)

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
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

	Nine months ended September 30,
	2024	2023
	in millions

Sunrise	$418.4	$406.8
Telenet	611.5	512.1
VM Ireland	125.3	128.0
Central and Other (a)	16.1	106.4
Total consolidated reportable segment property and equipment additions	1,171.3	1,153.3
Intersegment eliminations (b)	(45.9)	(45.6)
Total consolidated property and equipment additions (c)	1,125.4	1,107.7
Assets acquired under capital-related vendor financing arrangements	(98.8)	(129.9)
Assets acquired under finance leases	(0.6)	(20.8)
Changes in current liabilities related to capital expenditures	(38.8)	59.2
Total capital expenditures, net	$987.2	$1,016.2

Property and equipment additions:
VMO2 JV	$1,959.6	$1,949.1
VodafoneZiggo JV	$715.3	$737.8
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

(b)Amounts reflect the charge under the Tech Framework to each respective consolidated reportable segment related to the portion of the charges attributed to centrally-held internally developed technology that is embedded within our various CPE, as well as any applicable markup.

(c)Total consolidated property and equipment additions do not include the property and equipment additions of our nonconsolidated reportable segments, which are separately shown below.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2024
(unaudited)
Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$385.9	$385.6	$1,143.5	$1,111.0
Video	268.4	276.6	791.3	822.5
Fixed-line telephony	81.3	91.2	245.5	273.3
Total subscription revenue	735.6	753.4	2,180.3	2,206.8
Non-subscription revenue	11.6	18.3	39.5	50.8
Total residential fixed revenue	747.2	771.7	2,219.8	2,257.6
Residential mobile revenue (c):
Subscription revenue (b)	391.1	396.9	1,137.2	1,122.8
Non-subscription revenue	128.7	124.3	394.0	384.9
Total residential mobile revenue	519.8	521.2	1,531.2	1,507.7
Total residential revenue	1,267.0	1,292.9	3,751.0	3,765.3
B2B revenue (d):
Subscription revenue	148.1	144.6	435.1	418.9
Non-subscription revenue	246.9	234.8	711.9	688.9
Total B2B revenue	395.0	379.4	1,147.0	1,107.8
Other revenue (e)	273.2	182.2	856.0	697.8
Total	$1,935.2	$1,854.5	$5,754.0	$5,570.9
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
September 30, 2024
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

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Switzerland	$865.7	$859.3	$2,535.5	$2,482.9
Belgium	746.3	743.1	2,185.2	2,190.8
Ireland	119.8	125.5	362.8	372.4
Slovakia	12.9	12.8	38.4	39.2
Other, including intersegment eliminations (a)	190.5	113.8	632.1	485.6
Total	$1,935.2	$1,854.5	$5,754.0	$5,570.9

VMO2 JV (U.K.)	$3,512.7	$3,503.8	$10,170.9	$10,058.0
VodafoneZiggo JV (Netherlands)	$1,131.1	$1,125.2	$3,336.7	$3,297.0
______________

(a)Revenue from our other geographic segments relates to (i) our Central functions, most of which are located in the Netherlands and the U.K., and (ii) certain other operations at Telenet, primarily in the U.S. and Luxembourg.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our consolidated financial statements and the discussion and analysis included in our 2023 10-K, is intended to assist in providing an understanding of changes in our results of operations and financial condition and is organized as follows:

•Forward-Looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.
•Overview. This section provides a general description of our business and recent events.
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2024 and 2023.
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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data is presented, as of September 30, 2024.
Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds may contain forward-looking statements, including statements regarding our business, product, foreign currency, hedging and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the potential impact of large-scale health crises on our company, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, interest rate risks, target leverage levels, debt covenants, our future projected contractual commitments and cash flows, our share repurchase programs and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors of our 2023 10-K, as well as the following list of some, but not all, of the factors that could cause actual results or events (including with respect to affiliates) to differ materially from anticipated results or events:

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

We have announced our intention to spin-off the Sunrise Entities in November 2024. The Spin-off was approved at a special meeting of Liberty Global shareholders held on October 25, 2024.

In October 2023, we completed the Telenet Takeover Bid, pursuant to which we increased our ownership interest in Telenet to 100%.

Operations

At September 30, 2024, we owned and operated networks that passed 8,546,000 homes and served 4,008,800 fixed-line customers and 5,932,500 mobile subscribers.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended September 30, 2024 was to the euro and Swiss franc, as 56.5% and 45.2% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro and Swiss franc, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segments for the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) with respect to our consolidated reportable segments, the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our reportable segments for the three and nine months ended September 30, 2024 and 2023 at the end of this section.

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

The following table provides a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Net earnings (loss)	$(1,410.9)	$822.7	$(608.7)	$(402.1)
Income tax expense (benefit)	0.9	(1.7)	88.5	170.0
Other income, net	(63.9)	(39.8)	(191.1)	(159.5)
Gain associated with the Telenet Wyre Transaction	—	(377.8)	—	(377.8)
Gain on sale of All3Media	—	—	(242.9)	—
Share of results of affiliates, net	133.0	240.8	166.6	341.1
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	45.9	(71.5)	(38.9)	344.8
Foreign currency transaction losses (gains), net	578.3	(664.4)	280.3	(417.9)
Realized and unrealized losses (gains) on derivative instruments, net	566.8	(177.1)	(67.0)	(193.8)
Interest expense	251.2	241.4	756.2	656.0
Operating income (loss)	101.3	(27.4)	143.0	(39.2)
Impairment, restructuring and other operating items, net	13.5	(13.7)	51.7	6.6
Depreciation and amortization	500.6	584.0	1,512.7	1,681.8
Share-based compensation expense	52.9	54.8	147.0	174.4
Adjusted EBITDA	$668.3	$597.7	$1,854.4	$1,823.6

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

Revenue

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$865.7	$859.3	$6.4	0.7	$(11.4)	(1.3)
Telenet	785.2	775.2	10.0	1.3	2.1	0.3
VM Ireland	119.8	125.5	(5.7)	(4.5)	(7.1)	(5.6)
Central and Other	229.3	164.3	65.0	39.6	58.3	35.5
Intersegment eliminations	(64.8)	(69.8)	5.0	N.M.	5.0	N.M.
Total	$1,935.2	$1,854.5	$80.7	4.4	$46.9	2.5

VMO2 JV	$3,512.7	$3,503.8	$8.9	0.3
VodafoneZiggo JV	$1,131.1	$1,125.2	$5.9	0.5

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$2,535.5	$2,482.9	$52.6	2.1	$(7.2)	(0.3)
Telenet	2,302.9	2,296.7	6.2	0.3	(9.2)	(0.4)
VM Ireland	362.8	372.4	(9.6)	(2.6)	(10.9)	(2.9)
Central and Other	754.3	615.0	139.3	22.7	154.7	25.2
Intersegment eliminations	(201.5)	(196.1)	(5.4)	N.M.	(5.4)	N.M.
Total	$5,754.0	$5,570.9	$183.1	3.3	$122.0	2.2

VMO2 JV	$10,170.9	$10,058.0	$112.9	1.1
VodafoneZiggo JV	$3,336.7	$3,297.0	$39.7	1.2
_______________

N.M. — Not Meaningful.

Sunrise. The details of the increases in Sunrise’s revenue during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(3.9)	$—	$(3.9)	$(15.9)	$—	$(15.9)
ARPU	(14.9)	—	(14.9)	(17.7)	—	(17.7)
Decrease in residential fixed non-subscription revenue (a)	—	(7.1)	(7.1)	—	(7.4)	(7.4)
Total decrease in residential fixed revenue	(18.8)	(7.1)	(25.9)	(33.6)	(7.4)	(41.0)
Increase (decrease) in residential mobile revenue (b)	(10.4)	9.5	(0.9)	(4.5)	6.7	2.2
Increase (decrease) in B2B revenue (c)	0.1	14.3	14.4	(1.1)	31.8	30.7
Increase in other revenue	—	1.0	1.0	—	0.9	0.9
Total organic increase (decrease)	(29.1)	17.7	(11.4)	(39.2)	32.0	(7.2)
Impact of FX	11.7	6.1	17.8	41.1	18.7	59.8
Total	$(17.4)	$23.8	$6.4	$1.9	$50.7	$52.6
_______________

(a)The decreases in residential fixed non-subscription revenue are primarily due to lower revenue from equipment sales.
(b)The decreases in residential mobile subscription revenue are primarily attributable to lower ARPU, partially offset by increases in the average number of mobile subscribers. The increases in residential mobile non-subscription revenue are primarily due to (i) increases in cancellation revenue, (ii) higher revenue associated with build-to-suit construction services and (iii) for the three-month comparison, higher revenue from handset sales.
(c)The increases in B2B non-subscription revenue are primarily attributable to higher interconnect revenue.

Telenet. The details of the increases in Telenet’s revenue during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(13.3)	$—	$(13.3)	$(48.6)	$—	$(48.6)
ARPU	8.8	—	8.8	41.3	—	41.3
Increase (decrease) in residential fixed non-subscription revenue	—	0.8	0.8	—	(4.5)	(4.5)
Total increase (decrease) in residential fixed revenue	(4.5)	0.8	(3.7)	(7.3)	(4.5)	(11.8)
Increase (decrease) in residential mobile revenue (a)	(1.5)	(7.1)	(8.6)	0.1	(4.1)	(4.0)
Increase (decrease) in B2B revenue (b)	1.5	(8.7)	(7.2)	13.1	(29.5)	(16.4)
Increase in other revenue (c)	—	21.6	21.6	—	23.0	23.0
Total organic increase (decrease)	(4.5)	6.6	2.1	5.9	(15.1)	(9.2)
Impact of acquisitions	—	—	—	—	7.2	7.2
Impact of FX	5.5	2.4	7.9	5.7	2.5	8.2
Total	$1.0	$9.0	$10.0	$11.6	$(5.4)	$6.2
_____________

(a)The decreases in residential mobile non-subscription revenue are primarily attributable to lower interconnect revenue.
(b)The increases in B2B subscription revenue are primarily due to increases in the average number of customers. The decreases in B2B non-subscription revenue are primarily attributable to (i) decreases in revenue from wholesale services and (ii) lower interconnect revenue.

(c)The increases in other revenue include the one-off impact of the recognition of previously deferred revenue of approximately $18 million during the third quarter of 2024.

VM Ireland. The details of the decreases in VM Ireland’s revenue during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(2.5)	$—	$(2.5)	$(9.4)	$—	$(9.4)
ARPU	(1.9)	—	(1.9)	(1.5)	—	(1.5)
Decrease in residential fixed non-subscription revenue	—	(0.2)	(0.2)	—	(0.3)	(0.3)
Total decrease in residential fixed revenue	(4.4)	(0.2)	(4.6)	(10.9)	(0.3)	(11.2)
Decrease in residential mobile revenue	(0.3)	(0.2)	(0.5)	(0.1)	(0.9)	(1.0)
Increase in B2B revenue	0.1	0.4	0.5	0.7	1.8	2.5
Decrease in other revenue	—	(2.5)	(2.5)	—	(1.2)	(1.2)
Total organic decrease	(4.6)	(2.5)	(7.1)	(10.3)	(0.6)	(10.9)
Impact of FX	0.8	0.6	1.4	0.9	0.4	1.3
Total	$(3.8)	$(1.9)	$(5.7)	$(9.4)	$(0.2)	$(9.6)

Central and Other. On an organic basis, our Central and Other revenue increased $58.3 million or 35.5% and $154.7 million or 25.2% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily due to increases related to revenue earned from (i) the sale of CPE to the VMO2 JV beginning in 2024 and (ii) the U.K. JV Services and NL JV Services.

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$318.9	$311.0	$7.9	2.5	$0.8	0.3
Telenet	360.9	339.8	21.1	6.2	17.6	5.2
VM Ireland	41.4	45.9	(4.5)	(9.8)	(4.9)	(10.7)
Central and Other	(37.4)	(83.6)	46.2	55.3	42.2	50.5
Intersegment eliminations	(15.5)	(15.4)	(0.1)	N.M.	(0.1)	N.M.
Total	$668.3	$597.7	$70.6	11.8	$55.6	9.3

VMO2 JV	$1,170.9	$1,170.9	$—	—
VodafoneZiggo JV	$527.8	$518.3	$9.5	1.8

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$886.2	$861.1	$25.1	2.9	$4.4	0.5
Telenet	981.2	988.7	(7.5)	(0.8)	(14.7)	(1.5)
VM Ireland	127.1	134.7	(7.6)	(5.6)	(7.9)	(5.9)
Central and Other	(94.2)	(115.3)	21.1	18.3	35.0	30.4
Intersegment eliminations	(45.9)	(45.6)	(0.3)	N.M.	(0.3)	N.M.
Total	$1,854.4	$1,823.6	$30.8	1.7	$16.5	0.9

VMO2 JV	$3,376.9	$3,335.6	$41.3	1.2
VodafoneZiggo JV	$1,565.5	$1,474.7	$90.8	6.2
_______________

N.M. — Not Meaningful.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Sunrise	36.8%	36.2%	34.9%	34.7%
Telenet	46.0%	43.8%	42.6%	43.0%
VM Ireland	34.6%	36.6%	35.1%	36.2%
Central and Other	(16.3)%	(50.9)%	(12.5)%	(18.7)%

VMO2 JV	33.3%	33.4%	33.2%	33.2%
VodafoneZiggo JV	46.7%	46.1%	46.9%	44.7%

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
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$385.9	$385.6	$0.3	0.1	$(4.9)	(1.3)
Video	268.4	276.6	(8.2)	(3.0)	(12.2)	(4.4)
Fixed-line telephony	81.3	91.2	(9.9)	(10.9)	(10.5)	(11.5)
Total subscription revenue	735.6	753.4	(17.8)	(2.4)	(27.6)	(3.7)
Non-subscription revenue	11.6	18.3	(6.7)	(36.6)	(6.5)	(35.5)
Total residential fixed revenue	747.2	771.7	(24.5)	(3.2)	(34.1)	(4.4)
Residential mobile revenue (c):
Subscription revenue (b)	391.1	396.9	(5.8)	(1.5)	(12.2)	(3.1)
Non-subscription revenue	128.7	124.3	4.4	3.5	2.2	1.8
Total residential mobile revenue	519.8	521.2	(1.4)	(0.3)	(10.0)	(1.9)
Total residential revenue	1,267.0	1,292.9	(25.9)	(2.0)	(44.1)	(3.4)
B2B revenue (d):
Subscription revenue	148.1	144.6	3.5	2.4	1.7	1.2
Non-subscription revenue	246.9	234.8	12.1	5.2	7.0	3.0
Total B2B revenue	395.0	379.4	15.6	4.1	8.7	2.3
Other revenue (e)	273.2	182.2	91.0	49.9	82.3	45.2
Total	$1,935.2	$1,854.5	$80.7	4.4	$46.9	2.5

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$1,143.5	$1,111.0	$32.5	2.9	$19.4	1.7
Video	791.3	822.5	(31.2)	(3.8)	(41.0)	(5.0)
Fixed-line telephony	245.5	273.3	(27.8)	(10.2)	(30.3)	(11.1)
Total subscription revenue	2,180.3	2,206.8	(26.5)	(1.2)	(51.9)	(2.4)
Non-subscription revenue	39.5	50.8	(11.3)	(22.2)	(12.2)	(24.0)
Total residential fixed revenue	2,219.8	2,257.6	(37.8)	(1.7)	(64.1)	(2.8)
Residential mobile revenue (c):
Subscription revenue (b)	1,137.2	1,122.8	14.4	1.3	(4.5)	(0.4)
Non-subscription revenue	394.0	384.9	9.1	2.4	1.7	0.4
Total residential mobile revenue	1,531.2	1,507.7	23.5	1.6	(2.8)	(0.2)
Total residential revenue	3,751.0	3,765.3	(14.3)	(0.4)	(66.9)	(1.8)
B2B revenue (d):
Subscription revenue	435.1	418.9	16.2	3.9	12.8	3.1
Non-subscription revenue	711.9	688.9	23.0	3.3	4.7	0.7
Total B2B revenue	1,147.0	1,107.8	39.2	3.5	17.5	1.6
Other revenue (e)	856.0	697.8	158.2	22.7	171.4	24.6
Total	$5,754.0	$5,570.9	$183.1	3.3	$122.0	2.2
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $28.3 million and $28.0 million during the three months ended September 30, 2024 and 2023, respectively, and $88.2 million and $88.5 million during the nine months ended September 30, 2024 and 2023, respectively.

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

Total revenue. Our consolidated revenue increased $80.7 million or 4.4% and $183.1 million or 3.3% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023. On an organic basis, our consolidated revenue increased $46.9 million or 2.5% and $122.0 million or 2.2%, respectively.

Residential revenue. The details of the decreases in our consolidated residential revenue during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, are as follows:

	Three-month period	Nine-month period
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(20.4)	$(75.4)
ARPU	(7.2)	23.5
Decrease in residential fixed non-subscription revenue	(6.5)	(12.2)
Total decrease in residential fixed revenue	(34.1)	(64.1)
Decrease in residential mobile subscription revenue	(12.2)	(4.5)
Increase in residential mobile non-subscription revenue	2.2	1.7
Total organic decrease in residential revenue	(44.1)	(66.9)
Impact of FX	18.2	52.6
Total decrease in residential revenue	$(25.9)	$(14.3)

On an organic basis, our consolidated residential fixed subscription revenue decreased $27.6 million or 3.7% and $51.9 million or 2.4% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily attributable to decreases at Sunrise.

On an organic basis, our consolidated residential fixed non-subscription revenue decreased $6.5 million or 35.5% and $12.2 million or 24.0% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily due to decreases at Sunrise.

On an organic basis, our consolidated residential mobile subscription revenue decreased $12.2 million or 3.1% and $4.5 million or 0.4% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily attributable to decreases at Sunrise.

On an organic basis, our consolidated residential mobile non-subscription revenue increased $2.2 million or 1.8% and $1.7 million or 0.4% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily due to the net effect of (i) increases at Sunrise and (ii) decreases at Telenet.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $1.7 million or 1.2% and $12.8 million or 3.1% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily attributable to increases at Telenet.

On an organic basis, our consolidated B2B non-subscription revenue increased $7.0 million or 3.0% and $4.7 million or 0.7% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily due to the net effect of (i) increases at Sunrise and (ii) decreases at Telenet.

Other revenue. On an organic basis, our consolidated other revenue increased $82.3 million or 45.2% and $171.4 million or 24.6% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023, primarily due to (i) increases at Central and Other related to revenue earned from (a) the sale of CPE to the VMO2 JV beginning in 2024 and (b) the U.K. JV Services and NL JV Services and (ii) the one-off impact of the recognition of previously deferred revenue at Telenet during the third quarter of 2024.

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

The details of our programming and other direct costs of services are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$271.4	$270.0	$1.4	0.5	$(4.3)	(1.6)
Telenet	174.0	186.6	(12.6)	(6.8)	(14.7)	(7.9)
VM Ireland	30.9	33.9	(3.0)	(8.8)	(3.3)	(9.7)
Central and Other	136.7	122.0	14.7	12.0	13.6	11.1
Intersegment eliminations	(21.4)	(26.2)	4.8	N.M.	4.8	N.M.
Total	$591.6	$586.3	$5.3	0.9	$(3.9)	(0.7)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$802.6	$786.4	$16.2	2.1	$(3.2)	(0.4)
Telenet	556.0	582.5	(26.5)	(4.5)	(31.5)	(5.4)
VM Ireland	96.1	102.8	(6.7)	(6.5)	(7.1)	(6.9)
Central and Other	469.6	337.8	131.8	39.0	136.0	40.3
Intersegment eliminations	(71.0)	(68.7)	(2.3)	N.M.	(2.3)	N.M.
Total	$1,853.3	$1,740.8	$112.5	6.5	$91.9	5.3
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $5.3 million or 0.9% and $112.5 million or 6.5% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023. On an organic basis, our programming and other direct costs of services increased (decreased) ($3.9 million) or (0.7%) and $91.9 million or 5.3%, respectively. These changes include the following factors:

•Increases in costs of $25.3 million and $97.6 million, respectively, at Central and Other related to the sale of CPE to the VMO2 JV beginning in 2024;

•For the nine-month comparison, an increase in costs of $48.1 million at Central and Other due to lower capitalization as a result of our decision in May 2023 to market and sell certain of our internally-developed software to third parties, as further described in note 16 to our condensed consolidated financial statements;

•Decreases in programming and copyright costs of $9.3 million or 5.8% and $17.9 million or 3.5%, respectively, primarily attributable to lower costs for certain content at Telenet and VM Ireland; and

•Decreases in mobile handset and other device costs of $4.1 million or 5.2% and $7.9 million or 2.4%, respectively, primarily due to (i) lower average costs per handset sold at Telenet and (ii) for the nine-month comparison, lower sales volumes, as a decrease at Sunrise was only partially offset by an increase at Telenet.

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

The details of our other operating expenses are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$132.5	$127.0	$5.5	4.3	$3.0	2.4
Telenet	127.1	134.4	(7.3)	(5.4)	(8.3)	(6.2)
VM Ireland	32.7	31.4	1.3	4.1	0.8	2.5
Central and Other	37.2	32.9	4.3	13.1	4.0	12.2
Intersegment eliminations	(24.1)	(25.7)	1.6	N.M.	1.6	N.M.
Total other operating expenses excluding share-based compensation expense	305.4	300.0	5.4	1.8	$1.1	0.4
Share-based compensation expense	5.9	1.6	4.3	N.M.
Total	$311.3	$301.6	$9.7	3.2

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$393.5	$379.2	$14.3	3.8	$4.9	1.3
Telenet	388.5	381.5	7.0	1.8	5.0	1.3
VM Ireland	95.2	92.3	2.9	3.1	2.5	2.7
Central and Other	92.6	103.5	(10.9)	(10.5)	(10.1)	(9.8)
Intersegment eliminations	(74.4)	(63.2)	(11.2)	N.M.	(11.2)	N.M.
Total other operating expenses excluding share-based compensation expense	895.4	893.3	2.1	0.2	$(8.9)	(1.0)
Share-based compensation expense	16.6	6.4	10.2	N.M.
Total	$912.0	$899.7	$12.3	1.4
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) increased $5.4 million or 1.8% and $2.1 million or 0.2% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023. On an organic basis, our other operating expenses increased (decreased) $1.1 million or 0.4% and ($8.9 million) or (1.0%), respectively. These changes include the following factors:

•Decreases in customer service costs of $8.9 million or 22.4% and $16.8 million or 14.7%, respectively, primarily related to lower call center costs at Sunrise and Telenet;

•For the nine-month comparison, a $11.2 million increase in costs at Telenet associated with the one-time benefit from expected settlements of certain operational contingencies during the second quarter of 2023;

•Decreases in business service costs of $4.9 million or 10.6% and $10.4 million or 7.0%, respectively, primarily due to (i) lower consulting costs at Central and Other and (ii) lower energy costs, as decreases at Telenet were only partially offset by increases at Sunrise;

•Decreases in personnel costs of $4.5 million or 4.8% and $9.5 million or 3.4%, respectively, primarily due to the net effect of (i) lower staffing levels, primarily at Central and Other and Sunrise, and (ii) higher average costs per employee, primarily at Telenet and Central and Other;

•Increases in outsourced labor costs of $2.4 million or 8.5% and $8.7 million or 10.1%, respectively, primarily associated with customer-facing activities at Telenet;

•An increase (decrease) in core network and information technology-related costs of $6.9 million or 9.9% and ($8.5 million) or (4.4%), respectively, primarily due to the net effect of (i) increases in information technology-related costs at Central and Other, (ii) lower leased bandwidth and outsourced data center costs, primarily at Telenet, and (iii) for the nine-month comparison, lower network maintenance expense and outsourced data center costs, primarily at Central and Other; and

•Increases in service delivery platform costs of $4.2 million or 12.2% and $4.2 million or 8.6%, respectively, primarily related to higher CPE software costs at Central and Other.

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

The details of our SG&A expenses are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$142.9	$151.3	$(8.4)	(5.6)	$(10.9)	(7.2)
Telenet	123.2	114.4	8.8	7.7	7.5	6.6
VM Ireland	14.8	14.3	0.5	3.5	0.3	2.1
Central and Other	92.8	93.0	(0.2)	(0.2)	(1.5)	(1.6)
Intersegment eliminations	(3.8)	(2.5)	(1.3)	N.M.	(1.3)	N.M.
Total SG&A expenses excluding share-based compensation expense	369.9	370.5	(0.6)	(0.2)	$(5.9)	(1.6)
Share-based compensation expense	47.0	53.2	(6.2)	(11.7)
Total	$416.9	$423.7	$(6.8)	(1.6)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Sunrise	$453.2	$456.2	$(3.0)	(0.7)	$(13.3)	(2.9)
Telenet	377.2	344.0	33.2	9.7	32.0	9.3
VM Ireland	44.4	42.6	1.8	4.2	1.6	3.8
Central and Other	286.3	289.0	(2.7)	(0.9)	(6.2)	(2.1)
Intersegment eliminations	(10.2)	(18.6)	8.4	N.M.	8.4	N.M.
Total SG&A expenses excluding share-based compensation expense	1,150.9	1,113.2	37.7	3.4	$22.5	2.0
Share-based compensation expense	130.4	168.0	(37.6)	(22.4)
Total	$1,281.3	$1,281.2	$0.1	—
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

General and administrative (a)	$286.2	$295.2	$(9.0)	(3.0)	$(12.7)	(4.3)
External sales and marketing	83.7	75.3	8.4	11.2	6.8	9.0
Total	$369.9	$370.5	$(0.6)	(0.2)	$(5.9)	(1.6)

	Nine months ended September 30,		Increase		Organic increase
	2024	2023	$	%	$	%
	in millions, except percentages

General and administrative (a)	$896.7	$876.1	$20.6	2.4	$10.0	1.1
External sales and marketing	254.2	237.1	17.1	7.2	12.5	5.3
Total	$1,150.9	$1,113.2	$37.7	3.4	$22.5	2.0
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased (decreased) ($0.6 million) or (0.2%) and $37.7 million or 3.4% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023. On an organic basis, our SG&A expenses increased (decreased) ($5.9 million) and (1.6%) or $22.5 million or 2.0%, respectively. These changes include the following factors:

•For the nine-month comparison, an increase in personnel costs of $13.9 million or 2.7%, primarily due to (i) an increase in temporary personnel costs at Telenet and (ii) higher costs due to lower capitalizable activities, primarily at Sunrise;

•Increases in external sales and marketing costs of $6.8 million or 9.0% and $12.5 million or 5.3%, respectively, primarily due to higher costs associated with advertising campaigns at Telenet;

•Increases in core network and information technology-related costs of $1.6 million or 5.7% and $9.7 million or 11.4%, respectively, primarily at Sunrise; and

•Decreases in business service costs of $4.0 million or 8.1% and $7.8 million or 5.1%, respectively, primarily due to lower consulting costs at Sunrise.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Liberty Global (a):
Non-performance based incentive awards (b)	$40.9	$45.2	$105.2	$127.8
Performance based incentive awards (c)	5.9	—	13.3	—
Other (d)	6.1	6.3	24.0	23.9
Total Liberty Global	52.9	51.5	142.5	151.7
Other	—	3.3	4.5	22.7
Total	$52.9	$54.8	$147.0	$174.4
Included in:
Other operating expense	$5.9	$1.6	$16.6	$6.4
SG&A expense	47.0	53.2	130.4	168.0
Total	$52.9	$54.8	$147.0	$174.4
_______________

(a)The 2024 amounts include share-based compensation expense related to certain Telenet Replacement Awards.

(b)In April 2023, the compensation committee of our board of directors approved the extension of the expiration dates of outstanding SARs and director options granted in 2016 through 2018 from a seven-year term to a ten-year term. Accordingly, the Black-Scholes fair values of the outstanding awards increased, resulting in the recognition of an aggregate incremental share-based compensation expense of $27.1 million during the second quarter of 2023.

(c)The 2024 amounts include share-based compensation expense related to the 2024 PSUs.

(d)Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global common shares. In the case of annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in common shares of Liberty Global in lieu of cash.

For additional information regarding our share-based compensation expense, see note 13 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense was $500.6 million and $1,512.7 million for the three and nine months ended September 30, 2024, respectively, and $584.0 million and $1,681.8 million for the three and nine months ended September 30, 2023, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $89.5 million or 15.3% and $182.7 million or 10.9% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023. These decreases are primarily due to the net effect of (i) decreases associated with certain assets becoming fully depreciated, primarily at Central and Other, Telenet and Sunrise, (ii) increases associated with property and equipment additions related to the installation of CPE, the expansion and upgrade of our networks and other capital initiatives, primarily at Telenet, Sunrise and VM Ireland, and (iii) increases associated with acquisitions, primarily related to the Telenet Wyre Transaction.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $13.5 million and $51.7 million during the three and nine months ended September 30, 2024, respectively, and ($13.7 million) and $6.6 million during the three and nine months ended September 30, 2023, respectively.

The amounts for the 2024 periods include (i) restructuring costs of $5.4 million and $24.6 million, respectively, primarily at Central and Other and Telenet, and (ii) a provision for legal contingencies of $17.5 million at Central and Other during the first quarter of 2024.

The amounts for the 2023 periods include (i) direct acquisition and disposition costs of $4.2 million and $25.7 million, respectively, primarily at Telenet and Central and Other, (ii) restructuring costs of $3.3 million and $24.4 million, respectively, primarily at Sunrise and Telenet, (iii) a $21.3 million credit to abandoned lease expense at Sunrise during the second quarter of 2023 and (iv) a $19.2 million credit related to a settlement at Sunrise during the third quarter of 2023.

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

Interest expense

We recognized interest expense of $251.2 million and $756.2 million during the three and nine months ended September 30, 2024, respectively, and $241.4 million and $656.0 million during the three and nine months ended September 30, 2023, respectively. Excluding the effects of FX, interest expense increased $7.1 million or 2.9% and $97.0 million or 14.8% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023. These increases are primarily attributable to (i) higher average outstanding debt balances and (ii) for the nine-month period, a higher weighted average interest rate. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

It is possible that the interest rates on (i) any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) our variable-rate indebtedness could increase in future periods. As further discussed in note 6 to our condensed consolidated financial statements and under Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Cross-currency and interest rate derivative contracts (a)	$(539.5)	$195.1	$137.5	$38.8
Equity-related derivative instruments (b)	(62.6)	(22.0)	(110.7)	145.0
Foreign currency forward and option contracts	37.4	4.0	42.3	10.0
Other	(2.1)	—	(2.1)	—
Total	$(566.8)	$177.1	$67.0	$193.8
_______________

(a)The results for the 2024 periods are primarily attributable to the net effect of (i) net losses associated with changes in certain market interest rates and (ii) a net loss for the three-month period and a net gain for the nine-month period associated the relative value of certain currencies. In addition, the results for the 2024 periods include a net gain (loss) of $0.4 million and ($41.1 million), respectively, resulting from changes in our credit risk valuation adjustments. The gains for the 2023 periods are primarily attributable to the net effect of (a) a net loss for the three-month period and a net gain for the nine-month period associated with changes in certain market interest rates and (b) a net gain for the three-month period and a net loss for the nine-month period associated with changes in the relative value of certain currencies. In addition, the gains for the 2023 periods include a net gain (loss) of ($6.9 million) and $15.3 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Intercompany balances denominated in a currency other than the entity’s functional currency (a)	$(877.0)	$897.7	$(346.8)	$502.0
U.S. dollar-denominated debt issued by euro functional currency entities	294.8	(238.8)	57.8	(89.6)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(1.7)	4.8	3.8	9.6
Other	5.6	0.7	4.9	(4.1)
Total	$(578.3)	$664.4	$(280.3)	$417.9
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Vodafone	$117.3	$35.7	$163.8	$(223.1)
ITV	21.6	(2.6)	104.7	(18.9)
EdgeConneX	(10.8)	65.9	78.3	79.9
Televisa Univision	(87.1)	12.1	(76.4)	4.7
Lacework (a)	(0.2)	(31.3)	(75.8)	(125.9)
Plume	(42.5)	(4.0)	(70.3)	(55.2)
Aviatrix	(3.1)	(12.4)	(30.6)	(23.9)
SMAs	9.1	20.1	30.0	(1.2)
Pax8	(24.8)	(10.4)	(27.9)	(10.4)
Lionsgate	(10.5)	(2.6)	(20.6)	17.3
Other, net	(14.9)	1.0	(36.3)	11.9
Total	$(45.9)	$71.5	$38.9	$(344.8)
______________

(a)We completed the sale of our investment in Lacework during the third quarter of 2024.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

VodafoneZiggo JV (a)	$(49.4)	$(9.7)	$(38.0)	$(97.6)
VMO2 JV (b)	(36.1)	(198.0)	(32.4)	(187.6)
AtlasEdge JV	(16.5)	(4.8)	(30.3)	(15.2)
Formula E	(5.8)	(11.6)	(29.1)	(21.0)
All3Media	—	(7.8)	(15.5)	(6.1)
nexfibre JV	(18.2)	(4.2)	(6.5)	2.1
Other, net	(7.0)	(4.7)	(14.8)	(15.7)
Total	$(133.0)	$(240.8)	$(166.6)	$(341.1)
_______________

(a)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $14.2 million, $14.0 million, $41.7 million and $41.4 million in the respective periods shown, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Revenue	$1,131.1	$1,125.2	$3,336.7	$3,297.0
Adjusted EBITDA	$527.8	$518.3	$1,565.5	$1,474.7
Operating income	$93.8	$90.5	$292.4	$179.4
Non-operating expense (1)	$(259.8)	$(172.7)	$(493.9)	$(511.8)
Net loss	$(132.6)	$(63.6)	$(161.6)	$(279.2)
    _______________

(1)Includes interest expense of $208.3 million, $205.2 million, $619.5 million and $581.6 million, in the respective periods shown.

The changes in the VodafoneZiggo JV’s revenue during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, are primarily due to the net effect of (i) increases in residential mobile revenue, (ii) increases in B2B fixed revenue and (iii) decreases in residential fixed revenue. The changes in the VodafoneZiggo JV’s Adjusted EBITDA during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, are primarily due to the net effect of (a) the aforementioned changes in revenue, (b) increases in wage costs and (c) higher programming costs. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(b)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees who were formerly employees of Liberty Global prior to the VMO2 JV formation, as these awards remain our responsibility. The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	in millions

Revenue	$3,512.7	$3,503.8	$10,170.9	$10,058.0
Adjusted EBITDA	$1,170.9	$1,170.9	$3,376.9	$3,335.6
Operating income	$276.1	$282.8	$791.0	$321.0
Non-operating expense (1)	$(344.8)	$(786.1)	$(789.6)	$(762.8)
Net loss	$(55.3)	$(386.6)	$(20.0)	$(364.0)
    _______________

(1)Includes interest expense of $406.4 million, $394.6 million, $1,239.5 million and $1,087.2 million, in the respective periods shown.

The changes in the VMO2 JV’s revenue during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, are primarily due to the net effect of (i) decreases in mobile revenue due to lower handset sales, (ii) increases in other revenue related to low-margin construction revenue from the nexfibre JV, (iii) increases in residential fixed revenue and (iv) a one-time increase in 2023 of $48 million in other revenue due to a change in the contract terms with a related-party supplier, with each revenue category as defined and reported by the VMO2 JV. The changes in the VMO2 JV’s Adjusted EBITDA during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023, are primarily due to the net effect of (a) the benefit of approximately $18 million and $46 million during the three and nine months ended September 30, 2024, respectively, related to higher capitalized costs by the VMO2 JV due to a change in the terms of a related-party contract under which Liberty Global now sells CPE hardware and embedded essential software to the VMO2 JV and (b) the aforementioned one-time revenue increase in 2023. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

Gain on sale of All3Media

In connection with the sale of All3Media, we recognized a gain of $242.9 million during the nine months ended September 30, 2024. For additional information, see note 5 to our condensed consolidated financial statements.

Gain associated with the Telenet Wyre Transaction

In connection with the Telenet Wyre Transaction, we recognized a net gain of $377.8 million during the nine months ended September 30, 2023. For additional information, see note 4 to our condensed consolidated financial statements.

Other income, net

We recognized other income, net, of $63.9 million and $39.8 million during the three months ended September 30, 2024 and 2023, respectively, and $191.1 million and $159.5 million during the nine months ended September 30, 2024 and 2023, respectively. These amounts include (i) interest and dividend income of $57.2 million and $36.5 million during the three-month periods, respectively, and $169.8 million and $140.7 million during the nine-month periods, respectively, and (ii) credits related to the non-service component of our net periodic pension costs of $7.2 million and $6.4 million during the three-month periods, respectively, and $21.5 million and $15.8 million during the nine-month periods, respectively.

Income tax benefit (expense)

We recognized income tax benefit (expense) of ($0.9 million) and ($88.5 million) during the three and nine months ended September 30, 2024, respectively, and $1.7 million and ($170.0 million) during the three and nine months ended September 30, 2023, respectively.

The income tax expense during the three months ended September 30, 2024 differs from the expected income tax benefit of $352.6 million (based on the U.K. statutory income tax rate of 25.0%), primarily due to the net negative impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates.

The income tax expense during the nine months ended September 30, 2024 differs from the expected income tax benefit of $130.1 million (based on the U.K. statutory income tax rate of 25.0%), primarily due to the net negative impact of (i) certain permanent differences between the financial and tax accounting treatment of interest and other items, (ii) non-deductible or non-taxable foreign currency exchange results and (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates.

The income tax benefit during the three months ended September 30, 2023 differs from the expected income tax expense of $193.0 million (based on the U.K. blended income tax rate of 23.5%), primarily due to the net positive impact of non-deductible or non-taxable foreign currency exchange results.

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

Net earnings (loss)

During the three months ended September 30, 2024 and 2023, we reported net earnings (loss) of ($1,410.9 million) and $822.7 million, respectively, consisting of (i) operating income (loss) of $101.3 million and ($27.4 million), respectively, (ii) net non-operating income (expense) of ($1,511.3 million) and $848.4 million, respectively, and (iii) income tax benefit (expense) of ($0.9 million) and $1.7 million, respectively.

During the nine months ended September 30, 2024 and 2023, we reported net loss of $608.7 million and $402.1 million, respectively, consisting of (i) operating income (loss) of $143.0 million and ($39.2 million), respectively, (ii) net non-operating expense of $663.2 million and $192.9 million, respectively, and (iii) income tax expense of $88.5 million and $170.0 million, respectively.

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

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests was $23.2 million and $163.5 million during the three months ended September 30, 2024 and 2023, respectively, and $47.3 million and $159.7 million during the nine months ended September 30, 2024 and 2023, respectively, primarily attributable to certain noncontrolling interests at Telenet.

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

Cash, cash equivalents and SMAs

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2024 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$8.2
Unrestricted subsidiaries (b)	1,253.6
Total Liberty Global and unrestricted subsidiaries	1,261.8
Borrowing groups (c):
Telenet	1,069.7
VM Ireland	13.1
Sunrise Holding	11.8
Total borrowing groups	1,094.6
Total cash and cash equivalents (d)	2,356.4
Investments held under SMAs (e)	1,094.5
Total cash and cash equivalents and investments held under SMAs	$3,450.9
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.
(d)The total cash and cash equivalents balance includes $1,289.0 million or 54.7% and $1,034.3 million or 43.9% denominated in euros and U.S. dollars, respectively.

(e)The balance of our investments held under SMAs is held by unrestricted subsidiaries of Liberty Global and includes $1,067.8 million or 97.6% denominated in U.S. dollars.
For additional information regarding our cash and cash equivalents and investments held under SMAs, see the discussion under Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Cash and Investments below.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $8.2 million of cash held by Liberty Global and, subject to certain tax and legal considerations, the $1,253.6 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $1,094.5 million of investments held under SMAs, represented available liquidity at the corporate level at September 30, 2024. Our remaining cash and cash equivalents of $1,094.6 million at September 30, 2024 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at September 30, 2024, see note 9 to our condensed consolidated financial statements.

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

At September 30, 2024, our consolidated cash and cash equivalents include $2,348.2 million held by entities that are domiciled outside of Bermuda. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our short- and long-term liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the Vodafone Collar Loan and (iii) principal payments on the Vodafone Collar Loan to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. For additional information regarding our intention to repay certain third-party debt in connection with the Spin-off, see note 9 to our condensed consolidated financial statements.

During the nine months ended September 30, 2024, the aggregate amount of our share repurchases, including direct acquisition costs, was $503.1 million. Under our current share repurchase program, we are authorized during 2024 to repurchase up to 10% of our total outstanding shares as of December 31, 2023. For additional information regarding our share repurchase programs, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at September 30, 2024, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our September 30, 2024 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) purchase obligations associated with CPE and certain service-related commitments, (b) programming, studio output and sports rights contracts and (c) certain operating costs associated with our networks. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, a significant portion of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 15 to our condensed consolidated financial statements.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global Ltd. Our credit facilities and senior and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At September 30, 2024, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At September 30, 2024, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $16.0 billion, including $1.0 billion that is classified as current on our condensed consolidated balance sheet and $1.6 billion that is not due until 2030 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2024.

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

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. The condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	Nine months ended September 30,
	2024	2023	Change
	in millions

Net cash provided by operating activities	$1,241.3	$1,326.7	$(85.4)
Net cash provided (used) by investing activities	334.9	(966.4)	1,301.3
Net cash used by financing activities	(650.2)	(343.1)	(307.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	15.4	(1.1)	16.5
Net increase in cash and cash equivalents and restricted cash	$941.4	$16.1	$925.3

Operating Activities. The decrease in net cash provided by operating activities is primarily attributable to the net effect of (i) a decrease in cash provided by our Adjusted EBITDA and related working capital items, (ii) a decrease in cash provided due to higher payments of interest, (iii) an increase in cash provided due to higher receipts of interest and (iv) an increase in cash provided due to higher net cash receipts related to derivative instruments. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The change in net cash provided (used) by investing activities is primarily attributable to the net effect of (i) an increase in cash of $1,579.7 million associated with (a) lower net cash paid for investments primarily related to our investment in Vodafone in 2023 and (b) higher net cash received from the sale of our investments held under SMAs, (ii) a decrease in cash of $815.2 million due to lower dividend distributions received from the VMO2 JV, (iii) an increase in cash of $411.7 million in connection with the sale of our investment in All3Media during the second quarter of 2024 and (iv) an increase in cash of $100.1 million associated with lower net cash paid for acquisitions.

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

	Nine months ended September 30,
	2024	2023
	in millions

Property and equipment additions	$1,125.4	$1,107.7
Assets acquired under capital-related vendor financing arrangements	(98.8)	(129.9)
Assets acquired under finance leases	(0.6)	(20.8)
Changes in current liabilities related to capital expenditures	(38.8)	59.2
Capital expenditures, net	$987.2	$1,016.2

The increase in our property and equipment additions during the nine months ended September 30, 2024, as compared to the corresponding period in 2023, is due to (i) an increase due to FX and (ii) an increase in local currency expenditures of our subsidiaries due to the net effect of (a) an increase in new build and upgrade projects, (b) a decrease in expenditures to support new customer products and operational efficiency initiatives, (c) a decrease in expenditures for the purchase and installation of CPE and (d) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems.

Financing Activities. The increase in net cash used by financing activities is primarily attributable to the net effect of (i) an increase in cash used of $2,100.4 million due to higher net repayments of debt, including with respect to our 2023 borrowings related to (a) the Vodafone Collar Loan and (b) the Telenet Takeover Bid, (ii) a decrease in cash used of $872.9 million due to the acquisition of shares in connection with the Telenet Takeover Bid in 2023, (iii) a decrease in cash used of $621.2 million due to lower repurchases of Liberty Global common shares, (iv) a decrease in cash used of $155.7 million due to lower net repayments of vendor financing and (v) a decrease in cash used of $79.7 million due to higher net cash receipts related to derivatives.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by operating activities, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our condensed consolidated statements of cash flows. Net cash provided by operating activities includes cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions of $7.6 million and $23.8 million during the nine months ended September 30, 2024 and 2023, respectively.

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

The following table provides the details of our adjusted free cash flow:

	Nine months ended September 30,
	2024	2023
	in millions

Net cash provided by operating activities	$1,241.3	$1,326.7
Operating-related vendor financing additions (a)	579.4	444.5
Cash capital expenditures, net	(987.2)	(1,016.2)
Principal payments on operating-related vendor financing	(538.1)	(470.9)
Principal payments on capital-related vendor financing	(122.8)	(210.8)
Principal payments on finance leases	(8.4)	(25.3)
Adjusted free cash flow	$164.2	$48.0
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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2023 10-K. The following discussion updates selected numerical information to September 30, 2024.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2024.

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At September 30, 2024, $1,289.0 million or 54.7% and $1,034.3 million or 43.9% of our consolidated cash balance was denominated in euros and U.S. dollars, respectively, and $1,067.8 million or 97.6% of our consolidated balance of investments held under SMAs was denominated in U.S. dollars.

We are exposed to market price fluctuations related to our investment in Vodafone shares, which had an aggregate value of $1,342.5 million at September 30, 2024. Our exposure to market risk is limited for our Vodafone shares, all which are held through the Vodafone Collar. For information regarding the Vodafone Collar, Vodafone Collar Loan and our investment in Vodafone shares, see note 5 to our condensed consolidated financial statements.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	September 30, 2024	December 31, 2023

Spot rates:
Euro	0.8970	0.9038
Swiss franc	0.8445	0.8392
British pound sterling	0.7462	0.7835
Polish zloty	3.8403	3.9272

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Average rates:
Euro	0.9101	0.9192	0.9200	0.9232
Swiss franc	0.8657	0.8835	0.8815	0.9025
British pound sterling	0.7689	0.7900	0.7832	0.8039
Polish zloty	3.8977	4.1389	3.9609	4.2337

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

In general, we enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to manage exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed upon notional principal amount. From time to time, we also use interest rate cap, floor and collar agreements and swaptions that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Under our current guidelines, we use various interest rate derivative instruments to mitigate interest rate risk. The final maturity dates of our various portfolios of interest rate derivative instruments might, in some instances, fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate composition and maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 6 to our condensed consolidated financial statements.

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

Weighted Average Variable Interest Rate. At September 30, 2024, the outstanding principal amount of our variable-rate indebtedness aggregated $10.4 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 6.6%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $52.0 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

Sunrise Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2024:

(i)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Sunrise Holding cross-currency and interest rate derivative contracts by approximately €433 million ($483 million);

(ii)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the euro would have decreased (increased) the aggregate fair value of the Sunrise Holding cross-currency and interest rate derivative contracts by approximately €252 million ($281 million); and

(iii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Sunrise Holding cross-currency and interest rate derivative contracts by approximately €83 million ($92 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2024:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €300 million ($335 million); and

(ii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €79 million ($88 million).

Vodafone Collar

Holding all other factors constant, at September 30, 2024, (i) an instantaneous increase of 10% in the per share market price of Vodafone’s ordinary shares would have decreased the fair value of the Vodafone Collar by approximately €74 million ($82 million) and (ii) an instantaneous decrease of 10% in the per share market price of Vodafone’s ordinary shares would have increased the fair value of the Vodafone Collar by approximately €78 million ($87 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of September 30, 2024. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:						Total
	Remainder of 2024
		2025	2026	2027	2028	2029
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(139.8)	$(70.3)	$(192.8)	$(188.2)	$(158.9)	$(61.0)	$(811.0)
Principal-related (b)	—	156.6	84.5	—	47.6	394.9	683.6
Other (c)	(25.9)	37.2	118.6	—	—	—	129.9
Total	$(165.7)	$123.5	$10.3	$(188.2)	$(111.3)	$333.9	$2.5
_______________

(a)Includes (i) the cash flows of our interest rate cap, swaption, floor and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2024. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of September 30, 2024 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2024 through July 31, 2024:
Class A	—	$—	—	(b)
Class C	2,971,136	$19.06	2,971,136	(b)
August 1, 2024 through August 31, 2024:
Class A	—	$—	—	(b)
Class C	2,996,000	$19.47	2,996,000	(b)
September 1, 2024 through September 30, 2024:
Class A	—	$—	—	(b)
Class C	2,415,644	$20.79	2,415,644	(b)
Total — July 1, 2024 through September 30, 2024:
Class A	—	$—	—	(b)
Class C	8,382,780	$19.70	8,382,780	(b)
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)Under our current share repurchase program, we are authorized during 2024 to repurchase up to 10% of our total outstanding shares as of December 31, 2023. As of September 30, 2024, the remaining number of our Class A and/or Class C common shares that we are authorized to repurchase during 2024 was 11.3 million. Based on the average of the respective closing share prices as of September 30, 2024, this would equate to additional share repurchases during the remainder of 2024 of approximately $241.4 million. However, the actual U.S. dollar amount of our share repurchases during the remainder of 2024 will be determined by the actual transaction date share prices during the year and could differ significantly from this amount. For additional information, see note 12 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 5.OTHER INFORMATION

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LIBERTY GLOBAL LTD.

Dated:	October 29, 2024	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	October 29, 2024	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer