Form 10-K
period 2024-12-31
Liberty Global Ltd.
filed 2025-02-18
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $5.7 billion.
The number of outstanding common shares of Liberty Global Ltd. as of January 31, 2025 was: 173,057,058 shares of class A common shares, 12,968,658 shares of class B common shares and 162,728,947 shares of class C common shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2025 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY GLOBAL LTD.
2024 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. BUSINESS

Who We Are

We are Liberty Global Ltd. (formerly Liberty Global plc) (Liberty Global), a dynamic team of operators and investors generating and delivering shareholder value through the strategic management of three platforms — Liberty Telecom, Liberty Growth and Liberty Services.

Through Liberty Telecom, we have built fixed mobile convergence (FMC) national champions that deliver market-leading connectivity and entertainment products through next-generation networks, providing approximately 80 million connections (at December 31, 2024) through some of Europe’s best-known consumer brands. We are pursuing strategies in each market to drive commercial momentum, finance and monetize network infrastructure, and pursue accretive transactions to deliver value to our shareholders.

Liberty Growth invests, grows and rotates capital into scalable businesses across the technology, media/content, sports and infrastructure industries that we believe create unique opportunities to generate shareholder value. As of December 31, 2024, Liberty Growth holds investments valued at $3.1 billion in approximately 70 companies and funds, including stakes in ITV plc (ITV), Televisa Univision, Inc. (Televisa Univision), Plume Design, Inc. (Plume), EdgeConneX, Inc. (EdgeConneX) and AE Group Sàrl (AtlasEdge), as well as our controlling interest in Formula E Holdings Ltd. (Formula E).

Liberty Services offers innovative technology and finance service platforms that capitalize on our scale, best practices and expertise. Liberty Services currently generates most of its revenue from certain of our affiliates and related parties, however, it is focused on growing its unique scaled-based services to third parties.

Primary Business Operations:

Brand	Entity	Location	Ownership(1)
	Telenet	Belgium	100.0%
	Virgin Media	Ireland	100.0%
	UPC Slovakia	Slovakia	100.0%
	Virgin Media O2	United Kingdom	50.0%
	VodafoneZiggo	Netherlands	50.0%
(1)As of December 31, 2024.

General Development of Business

As a result of a series of mergers that were completed on June 7, 2013, Liberty Global plc became the publicly-held parent company of the successors by merger of Liberty Global, Inc. (the predecessor to Liberty Global plc) and Virgin Media Inc. (Virgin Media). On November 23, 2023, Liberty Global plc completed a statutory scheme of arrangement, pursuant to which a new Bermudan company, Liberty Global Ltd., became the sole shareholder of Liberty Global plc and the parent entity of the entire group of Liberty Global companies (the Redomiciliation). The Redomiciliation resulted in the Liberty Global group parent company changing its jurisdiction of incorporation from England and Wales to Bermuda. In this Annual Report on Form 10-K, the terms “we”, “our”, “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessors) or collectively to Liberty Global (or its predecessors) and its subsidiaries and any of its joint ventures. Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of December 31, 2024, and operational data, including subscriber statistics and ownership percentages, are as of December 31, 2024.

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

Acquisitions. Our significant acquisitions include:

•On October 2, 2024 (the Formula E Acquisition Date), we gained control of Formula E through the acquisition of the Formula E shares held by Warner Bros. Discovery, Inc. (Warner Bros. Discovery) and certain other minority shareholders, which increased our ownership interest in Formula E from 38.2% to 65.6% (the Formula E Acquisition). We also acquired a shareholder loan from Warner Bros. Discovery to Formula E upon closing of the transaction. Upon closing of the Formula E Acquisition, we began consolidating 100% of Formula E’s results.

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

Joint Ventures. Our significant joint venture transactions include:

•On July 1, 2023, pursuant to an agreement dated July 19, 2022, Telenet and Fluvius System Operator CV (Fluvius) created an independent infrastructure company (Wyre) within their combined geographic footprint in the Flanders region of Belgium and in parts of Brussels (the Telenet Wyre Transaction). The companies each contributed certain cable infrastructure assets with Telenet and Fluvius owning 66.8% and 33.2% of Wyre, respectively. Telenet and Liberty Global began consolidating Wyre’s results upon the closing of the transaction.

•On December 15, 2022, we contributed cash to a newly-formed joint venture in the United Kingdom (U.K.) (the nexfibre JV) that is anticipated to roll-out a new fiber network to 5-7 million new homes in the U.K. that are outside the existing footprint of the VMO2 JV (as defined below). We beneficially own approximately 25% of the nexfibre JV, Telefónica (as defined below) beneficially owns 25% and InfraVia Capital Partners (InfraVia) beneficially owns the remaining 50%. We account for our interest in the nexfibre JV as an equity method investment.

Dispositions. Our significant dispositions include:

•On November 8, 2024, we completed the spin-off of our former wholly-owned subsidiary, Sunrise Communications AG (Sunrise), following a series of transactions that resulted in the transfer to Sunrise of our Swiss telecommunications operations (the Spin-off). In connection with the Spin-off, we agreed to provide certain transitional services to Sunrise for a period of up to five years. These services principally comprise information technology, back-office, compliance and specialty services functions.

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

Other Transactions

•On November 23, 2023, we completed the Redomiciliation, as described above in this section. Our shares continue to trade on the Nasdaq Global Select Market under the same ticker symbols as they did prior to the Redomiciliation (LBTYA, LBTYB and LBTYK).

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

Equity Transactions

Share repurchases are an important part of our strategy in creating value for our shareholders. Under our 2024 share repurchase program, we were authorized to repurchase up to 10% of our outstanding shares (measured at the start of the year) during 2024. This target was fully achieved on December 30, 2024. Our board of directors has approved a new share repurchase program for 2025 pursuant to which we are authorized to repurchase up to 10% of our outstanding shares as of December 31, 2024. The following table provides a summary of our share repurchases during 2024.

Title of shares	Number of shares	Average price paid per share(1)	Aggregate purchase price(1)
			in millions

Class A common shares	—	$—	$—
Class C common shares	38,260,604	$17.73	678.5
Total			$678.5
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
•our ability to manage rapid technological changes, including our ability to adequately manage our legacy technologies and the rate at which our current technology becomes obsolete;
•the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;
•our ability to adequately forecast and plan future network requirements;
•changes in laws, monetary policies and government regulations that may impact the availability or cost of capital and the derivative instruments that hedge certain of our financial risks;
•changes in consumer video, mobile and broadband usage, preferences and habits;
•consumer acceptance of our existing service offerings, including our broadband internet, video, fixed-line telephony, mobile and business service offerings, and of new technology, programming alternatives and other products and services that we may offer in the future;
•the availability of attractive programming for our video services and the costs associated with such programming, including, but not limited to, production costs, retransmission and copyright fees;
•the activities of device manufacturers and our operating companies’ ability to secure adequate and timely supply of handsets that experience high demand;
•uncertainties inherent in the development, and integration, of new business lines and business strategies;
•our ability to increase revenue from business services offered to our affiliates and other third parties;
•the availability, cost and regulation of spectrum used in our business;
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
•our ability to anticipate, protect against, mitigate and contain the loss of our and our customers’ data as a result of cyber attacks on us or any of our affiliates;
•a failure in our network and information systems, whether caused by a natural failure or a security breach, and unauthorized access to our networks;
•fluctuations in currency exchange rates and interest rates;
•instability in global financial markets, including sovereign debt issues, currency instability and related fiscal or monetary reforms;
•changes in, or failure or inability to comply with, government regulations and legislation in the countries in which we or our affiliates operate and any adverse outcomes from regulatory proceedings;
•changes in laws or treaties relating to taxation, or the interpretation thereof, in Bermuda, the U.K., the U.S. or in other countries in which we or our affiliates operate;
•the effect of perceived health risks associated with electromagnetic radiation from base stations and associated equipment;
•our ability to navigate the potential impacts on our business resulting from the U.K.’s departure from the European Union (E.U.);

•our ability to successfully acquire new businesses or form joint ventures and, if acquired or joined, to integrate, realize anticipated efficiencies from, and implement our business plans with respect to, the businesses we have acquired or joined or that we expect to acquire or join;
•successfully integrating businesses or operations that we acquire or partner with on the timelines, or within the budgets, estimated for such integrations;
•our ability to realize the expected synergies from our acquisitions and joint ventures in the amounts anticipated or on the anticipated timelines;
•our ability to obtain regulatory approval and shareholder approval and satisfy other conditions necessary to close acquisitions, dispositions, combinations or joint ventures and the impact of conditions imposed by competition and other regulatory authorities in connection with any of our acquisitions, combinations or joint ventures;
•problems we may discover post-closing with the operations, including the internal controls and financial reporting processes, of businesses we acquire or with whom we create joint ventures;
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
•our potential exposure to additional tax liabilities;
•the effect on our businesses of strikes or collective action by certain of our employees that are represented by trade unions or work councils;
•our capital structure and factors related to our debt arrangements;
•our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers, including with respect to our significant property and equipment additions, as a result of, among other things, inflationary and cost of living pressures;
•the availability and cost of capital for the acquisition, maintenance and/or development of telecommunications networks, products and services;
•consumer disposable income and spending levels, including the availability and amount of individual consumer debt, as a result of, among other things, inflationary or cost of living pressures;
•our ability to freely access the cash of our operating companies;
•the risk of default by counterparties to our cash investments, derivative and other financial instruments and undrawn debt facilities;
•the loss of key employees and the lack of qualified personnel;
•our ability to provide satisfactory customer service, including support for new and evolving products and services;
•government intervention that requires opening our broadband distribution networks to competitors, such as certain regulatory obligations imposed in Belgium;
•our ability to maintain and further develop our direct and indirect distribution channels;
•the outcome of any pending or threatened litigation; and
•events that are outside of our control, such as political unrest in international markets, terrorist attacks, armed conflicts, malicious human acts, natural disasters, epidemics, pandemics and other similar events, including the ongoing invasion of Ukraine by Russia and the continuing conflicts in the Middle East.

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

Description of Business

We are one of the world’s leading converged broadband, mobile, video and communications companies, with a commitment to providing our customers “best in class” connectivity and entertainment services. These services are delivered to our residential and business customers over our fiber-rich fixed and, increasingly, 5G SA mobile networks and include internet, video, telephony and mobile services. We design these services to enable our customers to access the digital world on their own terms, with top quality connectivity and ease of use at the core of our strategy. Our extensive broadband networks enable us to deliver ultra-high-speed internet service across our markets, be it through fiber, Hybrid Fiber Coaxial (HFC) or mobile technology, and we strive to extend our reach and reinforce our speed leadership. Across our footprint we offer converged fixed and mobile experiences in and out of the home, and it is our ambition to further enhance this proposition through strategic acquisitions and partnerships and through product developments to offer our customers a world-class suite of products and services. As part of this strategy, Telenet, our 50:50 joint venture with Telefonica, S.A. in the U.K. (the VMO2 JV) and our 50:50 joint venture with Vodafone Group plc (Vodafone) (the VodafoneZiggo JV) deliver mobile services as mobile network operators (MNOs), Virgin Media Ireland (VM Ireland) delivers mobile services as an MVNO through Three (Hutchison)’s network, and UPC Slovakia delivers mobile services as a reseller of subscriber identification module (SIM) cards provided by SWAN, a.s.

We provide residential and business telecommunication services in Belgium through Telenet, Ireland through VM Ireland and Slovakia through UPC Slovakia, and we are a leading fixed network provider in each of these countries. We also own 50% of both the VMO2 JV and the VodafoneZiggo JV, each of which is a fixed network leader in their respective countries.

A breakdown of our revenue by major category for our consolidated reportable segments appears in note 19 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

As a provider of telecommunications services, we strive to ensure that the connections we make today embody our commitment to being an inclusive, sustainable and responsible company. Our People Planet Progress strategy ensures that we focus on the matters that make an impact today and also shape the opportunities of the future.

Our People priority focuses on diversity, representation and Belonging—making sure that everyone can be their full selves at work in an inclusive environment with equitable opportunities. We are committed to preparing for tomorrow’s workforce by supporting STEM and digital skills education, which foster future technology talent and support broader societal needs. This is also underpinned by our Inclusive Connectivity initiatives, which offer affordable, accessible digital services and devices for those in need. Our community impact work is rooted in our focus on volunteering and our partnerships to create a positive impact in communities where we live and work.

Our Planet priority focuses on reducing our environmental footprint by bringing down our Scope 1, 2, and 3 greenhouse gas emissions in line with science-based targets. We are ensuring the procurement of energy from renewable sources, transitioning our fleet to electric vehicles, as well as enhancing the efficiency of our networks. We are also working with our suppliers, the largest contributor to our carbon footprint, to bring down their emissions. Our products are designed for circularity, allowing for more sustainable materials and ensuring easier pathways to refurbishment and disposal at the end of their useful life. Our Planet priority also brings together innovation opportunities with Smart Energy initiatives—making our networks, products and operations more efficient and sustainable through the use of artificial intelligence and other transformative technologies.

Our Progress priority emphasizes our commitment to transparency throughout our own operation and that of our value chain. This is supported by our robust governance structures and ethical practices. We are managing our climate-based risks to better equip our business for the future. We rely on widely recognized benchmarks and frameworks to drive our progress and provide transparency to our stakeholders. We highly value our partnerships and affiliations, such as the United Nations Global Compact and the Joint Alliance for CSR, which enable us to drive progress in our operations and the wider industry.

Operating Data

The following table presents certain operating data as of December 31, 2024 with respect to the networks of our subsidiaries and significant joint ventures. The following tables reflect 100% of the reported data applicable to each of our subsidiaries and significant joint ventures regardless of our ownership percentage.

	Homes Passed(1)	Fixed-Line Customer Relationships(2)	Internet Subscribers(3)	Video Subscribers(4)	Telephony Subscribers(5)	Total RGUs(6)	Mobile Subscribers(7)

Consolidated Liberty Global:
Telenet	4,160,500	1,967,200	1,718,800	1,588,600	848,400	4,155,800	2,870,100
VM Ireland	1,002,700	393,300	363,200	210,900	156,100	730,200	136,700
UPC Slovakia	644,900	170,400	141,000	149,700	85,000	375,700	—
Total	5,808,100	2,530,900	2,223,000	1,949,200	1,089,500	5,261,700	3,006,800

VMO2 JV	16,244,100	5,836,100	5,738,900			12,228,800	35,652,500
VodafoneZiggo JV(8)	7,580,200	3,415,900	3,107,400	3,389,500	1,259,300	7,756,200	5,583,700
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
(3)Internet Subscribers are homes, residential multiple dwelling units or commercial units that receive internet services over our networks.
(4)Video Subscribers are homes, residential multiple dwelling units or commercial units that receive our video services over our broadband network or through a partner network. At UPC Slovakia, we have approximately 26,400 “lifeline” customers that are counted on a per connection basis, representing the least expensive regulated tier of video cable service, with only a few channels.
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
(7)Our Mobile Subscriber count represents the number of active SIM cards in service rather than services provided. For example, if a mobile subscriber has both a data and voice plan on a smartphone this would equate to one Mobile Subscriber. Alternatively, a subscriber who has a data and voice plan for a mobile handset and a data plan for a laptop would be counted as two Mobile Subscribers. Customers who do not pay a recurring monthly fee are excluded from our Mobile Subscriber count after periods of inactivity ranging from 30 to 90 days, based on industry standards within the respective country. In a number of countries, our Mobile Subscribers receive mobile services pursuant to prepaid contracts. As of December 31, 2024, our Mobile Subscriber count included approximately 195,100, 7,369,800 and 284,500 prepaid Mobile Subscribers at Telenet, the VMO2 JV and the VodafoneZiggo JV, respectively. Prepaid mobile customers are excluded from the VMO2 JV’s and the VodafoneZiggo JV’s Mobile Subscriber counts after a period of inactivity of three months and nine months, respectively. The Mobile Subscriber count for the VMO2 JV includes internet of things (IoT) connections, which are Machine-to-Machine contract mobile connections, including Smart Metering contract connections. The mobile subscriber count for the VMO2 JV presented in the table above excludes mobile wholesale connections based on their definition.
(8)Amounts related to the VodafoneZiggo JV’s fixed-line and mobile products include business and multiple dwelling unit subscribers.
Additional General Notes to Table:
Our operating companies provide broadband internet, video, telephony, mobile, data or other business services. Certain of our business service revenue is derived from small or home office (SOHO) subscribers that pay a premium to receive enhanced service levels along with internet, video or telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. All mass marketed products provided to SOHOs, whether or not accompanied by enhanced service levels and/or premium prices, are included in the respective RGU and customer counts of our broadband communications operations, with only those services provided at premium prices considered to be “SOHO RGUs” or “SOHO customers”. To the extent our existing customers upgrade from a residential product offering to a SOHO product offering, the number of SOHO RGUs or SOHO customers will increase, but there is no impact to our total RGU or customer counts. With the exception of our SOHO subscribers, we generally do not count customers of business services as customers or RGUs for external reporting purposes.
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

Intelligent WiFi and Internet Services

Connectivity is a critical building block for vibrant communities. All aspects of society, including families, businesses, education and healthcare, to name a few, continue to rely heavily on connectivity and the digital services that depend on it. To meet our customers’ expectations of seamless connectivity, we developed a fully digital, cloud-based connectivity ecosystem that we call “ONE Connect”, built on top of our fiber-rich fixed broadband network. ONE Connect is orchestrated by a fully cloud-based digital journey, enabling fast and flexible introduction of new hardware and services, as well as cloud-to-cloud open API integration, simplifying the on-boarding of new services and devices. At home, our customers can benefit from the gigabit speeds enabled by our “Connect Box” (as defined below), as well as “Intelligent WiFi”, which modifies the customers WiFi mesh configuration to adapt to an ever changing WiFi environment and maximizes wireless connectivity speeds for our customers. Our award-winning Intelligent WiFi is available across all our markets. Our “Smart Security” services complement these capabilities by offering a layer of security for all customer connected devices and provide safe browsing and fraud prevention measures. In addition, we offer “Smart Home” bundles in select markets, enabling those customers to take their smart home ambitions to the next level, including enhanced entertainment, home automation and home security. Finally, our “Connect App” is the digital touchpoint that allows customers to access and manage all of our services. We are also looking to launch our “Markets One App,” where FMC products and services will be consolidated into a single application.

Our “Connect Box” is a next generation Intelligent WiFi and telephony gateway that enables us to maximize the impact of our ultrafast broadband networks by providing reliable wireless connectivity anywhere in the home. This gateway can be self-installed and provides a cloud managed WiFi service. Our latest versions of the gigabit Connect Box are based on DOCSIS 3.1 technology and WiFi 6, providing even better in-home WiFi service and coverage. Our new DOCSIS 3.1 Connect Box runs our “One Firmware” stack, a middleware software system based on the Reference Design Kit for Broadband (RDK-B). RDK-B is an open source initiative with wide participation from operators, device manufacturers and silicon vendors that standardizes core functions used in broadband devices, set-top boxes and IoT solutions. We have extended the One Firmware stack to support our ONE Connect ecosystem. One Firmware runs on system-on-a-chip (SOC) technology from multiple vendors and can run on any SOC that is RDK-B compliant, enabling greater speed and agility for on-boarding of new customer premises equipment (CPE) platforms and ecosystem features, thus allowing us to build once and port to many. During 2024, we continued the roll out of One Firmware to our legacy DOCSIS 3.0 WiFi 5 GW products and our next generation DOCSIS 3.1 WiFi 6 GW products. In addition, we completed the porting activity of One Firmware to our new XGSPON WiFi 6 gateways, which we have now rolled out in all of our markets. To support the adoption of fiber-to-the-home, cabinet, building or node networks (fiber-to-the-home/-cabinet/-building/-node is referred to herein as FTTx) access in both on-net and off-net scenarios, we introduced XGSPON (an updated standard for passive optical networks that supports 10 Gbps symmetrical data transfers) and ethernet-based Connect Boxes with WiFi 6, providing speeds up to 10 Gbps that run our One Firmware and support our ONE Connect ecosystem. In 2023, we introduced a new WiFi 6 Mesh extender device, adding to our three previous generations, the “ONE Connect Mesh,” which provides our WiFi Mesh system that is fully orchestrated and optimized via the ONE Connect Platform. In 2024, we introduced CPE to support a two-box architecture by adding an XGSPON Optical Network Units, to terminate XGSPON and present ethernet, via a new Connect Box to a WiFi 6 ethernet gateway running our One Firmware, and which is expected to become the dominant configuration in our footprint to support various on-net, off-net and wholesale models.

In 2023, we provided the world’s first test of DOCSIS 4 technology on live network infrastructure, capable of 10 Gbps speeds over HFC Plant with upgraded passive components, emphasizing the re-usability of our existing coaxial cable. The DOCSIS 4 CPE and node was the culmination of joint development activity with our vendors and silicon partners. In 2024, we finalized plans to introduce a DOCSIS 4 Network Termination Unit, which will terminate DOCSIS 4 (up to 10 Gbps), and connect ethernet, via the Connect Box, in similar fashion to the XGSPON two-box architecture that is described above.

In 2023, we added a cybersecurity feature to our ONE Connect Platform called Smart Security, providing our customers with safe browsing and advanced network protection features.

Our Connect Box is available in all our markets, and during 2024, approximately 11 million of our customers had a Connect Box. We also offer our Connect App that, among other things, allows our customers to optimize their WiFi coverage and manage their connected devices. In addition, we provide Intelligent WiFi mesh boosters, which increase speed, reliability and coverage by adapting to the environment at home.

Internet speed is of crucial importance to our customers, as they spend more time streaming video and other bandwidth-heavy services on multiple devices. Our extensive broadband network enables us to deliver ultra-high-speed internet services across our markets. Our residential subscribers access the internet via cable or XGSPON modems connected to their internet capable devices, or wirelessly via WiFi. We offer multiple tiers of broadband internet service, including gigabit or greater speeds across our entire footprint. The speed of service depends on the customer location and their selected service.

By leveraging our existing fiber-rich broadband networks, we deliver gigabit or greater speeds by deploying DOCSIS 3.1 technology. DOCSIS 3.1 technology is an international standard that defines the requirements for data transmission over a cable system. Not only does DOCSIS 3.1 technology improve our internet speeds and reliability, it allows for efficient network growth. Currently, our ultra-high-speed internet service is based primarily on DOCSIS 3.1 technology, and we offer this technology in all of our markets. Alongside DOCSIS 3.1, XGSPON technology provides our gigabit services an additional boost, as exemplified by the launch of a 2 Gbps tier of service at VM Ireland during 2023, supported by our XGSPON Wifi 6 gateways.

We offer value-added broadband services in certain of our markets for an incremental charge. These services include Intelligent WiFi features, security (e.g., in-home network protection, anti-virus, firewall and spam protection), Smart Home services and online storage solutions and web spaces. Subscribers to our internet service pay a monthly fee based on the tier of service selected. We determine pricing for each different tier of internet service through an analysis of speed, market conditions and other factors. At the end of 2023, we rolled out a new Smart Security service in the U.K., which helps protect all connected devices, including Smart Home devices, and is anticipated to be rolled out to the rest of our footprint during 2025.

Mobile Services

Mobile services are another key pillar in providing our customers with seamless connectivity. Telenet, the VMO2 JV and the VodafoneZiggo JV offer mobile services as MNOs, VM Ireland offers mobile services as an MVNO over a third-party network through Three (Hutchison) and UPC Slovakia delivers mobile services as a reseller of SIM cards provided by SWAN, a.s.

Pursuant to VM Ireland’s agreement with Three (Hutchison) to provide mobile services as an MVNO, Three (Hutchison) leases a third-party’s radio access network and owns the core network, including switching, backbone and interconnections. VM Ireland’s MVNO arrangement with Three (Hutchison) permits VM Ireland to offer its customers mobile services without needing to build and operate a mobile radio tower network.

In each of our markets, we offer a range of mobile-related services. The majority of subscribers take a postpaid service plan, which often has an agreed monthly fee for a set duration (typically 1 to 2 years). The monthly fee will vary depending on the country and service package selected. Service packages can have different levels of data allowances, voice minutes and network speed, as well as other differing aspects, such as roaming charges and contract duration. Postpaid services are also offered as a bundle with fixed services, and by taking a “converged” offering, customers typically receive some benefits, such as lower total cost or additional features. Postpaid services are offered to both business and retail consumers. In addition, we offer prepaid mobile services, where the customers pay in advance for a pre-determined amount of airtime or data and which generally have no minimum contract term. In countries where we operate as a mobile service operator, we also offer a number of MVNOs where other mobile providers use our mobile network for their mobile offering.

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

Discounts to our monthly service fees are available to any subscriber who selects a bundle of two or more of our services (bundled services), such as internet, video, fixed-line telephony and mobile services. Bundled services consist of double-play for two services, triple-play for three services and quad-play for four services.

To meet customer demands, we have enhanced our video services with additional relevant content services and features, which increases viewing satisfaction and addresses individual user needs. Our latest next generation product suite is called “Horizon 5”, a cloud-based, multi-screen entertainment platform that combines linear television (including recording and replay features), premium video-on-demand (VoD) offerings, an increasing amount of integrated premium global and local video applications and mobile viewing into one entertainment experience. Horizon 5 comes with a state-of-the-art personal user interface that is intuitively easy to navigate. Content recommendations and favorite channel settings can be customized to individual user profiles. Video playback control, navigation shortcuts and content searches can all be conducted via a voice control button on the remote control, a feature highly appreciated by our customers. Horizon 5 is available in all of our markets on the latest set-top boxes and is capable of delivering 4K video content, including high dynamic range (HDR). The platform also features a ‘Personal Home’ page that automatically aggregates content, both linear and VoD, in a streamlined user interface based on the user’s viewing habits. Horizon 5 is marketed under the name “Telenet TV-Box” at Telenet, “Virgin TV360” at the VMO2 JV and VM Ireland and “MediaBox Next” at the VodafoneZiggo JV.

In the U.K., the forerunner product of Horizon 5 is based on the TiVo platform and was developed under a strategic partnership agreement with TiVo Inc. The TiVo platform is deployed on a basic set-top box as well as the Virgin Media V6 box. Similar to Horizon 5, the Virgin Media V6 box combines 4K video, including HDR, with improved streaming functionalities and more processing power. The Virgin Media V6 box allows customers to record six channels simultaneously while watching a seventh channel. Customers can also start watching a program on one television and pick up where they left off on other boxes in another room or through an app on their smart phones and tablets. The V6 hardware is the same hardware that is used in other markets with Horizon software and over time these V6 boxes will be flashed with the latest Horizon 5 software, bringing our latest and most successful video and entertainment experience to the VMO2 JV’s customers without the need to exchange the installed hardware. Over 50% of the VMO2 JV’s video customers are on the Horizon 5 platform.

We offer an IP-only streaming device, which runs the full Horizon 5 product suite, using only a small puck-like device that can be tucked away behind a television screen. This all-IP mini 4K capable set-top box has extremely low power consumption and its casing is made from recycled plastic. It received the Digital TV Europe’s Video Tech Innovation Sustainability Award in December 2020, as well as the Red Dot Product Design Award in 2021. We have also launched this all-IP 4K capable set-top box at VM Ireland, the VMO2 JV and the VodafoneZiggo JV. Most recently, we launched a newer, better performing version of this box at Telenet. This box has the same appearance as in the other markets but possesses more memory, improved accessibility features and better sustainability. We intend to roll out this box to our other markets in the coming years.

Underpinned by this new IP-only streaming device, we launched our first subscription VoD-focused proposition in the U.K. called “Flex”. In addition to a slimmer channel lineup, this new package allows customers to pick and choose their favorite entertainment packages each month (e.g., Netflix, Disney+ and Prime Video) and get a 10% credit back for each subscription they add via our platform. By bundling their over the top (OTT) subscriptions together, customers also have an easy-to-see overview of what they are paying for and can manage them in a straightforward way, allowing for added flexibility as their viewing habits change.

One of our key video services is “Replay TV”. Through Replay TV, the last seven days of content (subject to blackout-related rights) is made available via the electronic programming guide (EPG) for on demand viewing. Customers can simply open the EPG, scroll back and replay linear programming instantly. This same technical solution also allows our customers to replay a television program from the start even while the live broadcast is in progress. Additionally, customers have the option of recording television programs in the cloud (or onto the hard disk drive that is housed within the “Virgin TV360” set-top box at the VMO2 JV and Virgin Media Ireland). Replay TV is one of the most used and appreciated features on our platforms.

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

Multiple Dwelling Units and Partner Networks

Following the closing of the Telenet Wyre Transaction on July 1, 2023, Telenet became a wholesale access client of Wyre, in addition to Orange Belgium NV/SA (Orange Belgium), with whom it signed a 15-year commercial wholesale agreement in January 2023, resulting in a wholesale market share of around 65%. In the coming years, Wyre expects to further roll-out and operate an HFC and fiber-to-the-home (FTTH) network within Belgium, aiming to cover 70% of its footprint with FTTH by 2030 and 78% of its footprint by 2038. Additionally, in connection with the Telenet Wyre Transaction, the long-term lease that Telenet had with Fluvius until September 2046 to provide fixed services to its customers in Fluvius’ footprint was terminated.

At the end of July 2024, Telenet signed a Memorandum of Understanding with Proximus NV/SA (Proximus) and Fiberklaar for a potential future collaboration on the further deployment of fiber networks in Flanders. The intended collaboration, which is dependent on the parties reaching a final agreement, obtaining regulatory and antitrust approvals and there being no adverse regulatory findings or impacts, would cover approximately 2.7 million homes across zones with medium to low population density, while continuing to leverage our existing HFC network to benefit consumers, businesses and society as a whole.

VM Ireland offers broadband internet and video products and services to additional households on the SIRO network, opening up new areas where VM Ireland’s own network is not available. In 2024, to continue the expansion into additional homes and business, VM Ireland entered into an agreement with National Broadband Ireland (NBI) to offer broadband internet and video products and services on NBI’s footprint.

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

Our business services are designed to meet the specific demands of our business customers, including increased data transmission speeds and virtual private networks (VPNs). These services fall into five broad categories:

•data services for fixed internet access with a 4G connectivity backup, IP VPNs based on SDWAN solutions and high-capacity point-to-point services, including dedicated cloud connections;
•cloud collaboration and telephony solutions, unified communications and conferencing options;
•wireless services for mobile voice and data, as well as managed WiFi networks;
•video programming packages and select channel lineups for targeted industries; and
•value-added services, including managed security systems and cloud enabled business applications.

Our intermediate to long-term strategy is to enhance our capabilities and offerings in the business sector so we become a preferred provider in the business market. To execute this strategy, partnerships and customer experience play a key role.

Our business services are provided to customers at contractually established prices based on the size of the business, type of services received and the volume and duration of the service agreement. SOHO and small business customers pay business market prices on a monthly subscription basis to receive enhanced service levels and business features that support their needs. For more advanced business services, customers generally enter into a service agreement. For medium to large business customers, we enter into individual agreements that address their specific needs. These agreements are generally for a period of at least one year.

Our One Connect Platform via Connect Box supports a SOHO solution whereby Static IP and Multi Static IP solutions are offered to Market business customers. In 2024 we have extended this feature to our latest generation Connect Box device. In addition, we have introduced a 4G Mobile Back-Up solution to work in conjunction with the SOHO feature, to provide business continuity in the unlikely event of access network outage.

Customer Premises Equipment

We purchase CPE from a number of different suppliers. CPE includes set-top boxes, modems, WiFi routers and boosters and similar devices. For each type of equipment, we retain specialists to provide customer support. For our broadband services, we use a variety of suppliers for our network equipment and the various services we offer. Similarly, we use a variety of suppliers for mobile handsets to offer our customers mobile services.

Software Licenses

We license software products from several suppliers for our internet services. The agreements for these products typically require us to pay a fee for software licenses and/or a share of advertising revenue for content licenses.

Investments

VMO2 JV

Liberty Global owns 50% of the VMO2 JV, an integrated communications provider of broadband internet, mobile, video, fixed-line telephony and converged services to residential and business customers in the U.K. As part of the U.K. JV Transaction, Liberty Global entered into a shareholders agreement with Telefónica, which previously owned O2 in the U.K. (the U.K. JV Shareholders Agreement), detailing the corporate governance of the VMO2 JV, as well as, among other things, its dividend policy and non-competition provisions. The U.K. JV Shareholders Agreement mandates that the VMO2 JV distribute to Liberty Global and Telefónica on a quarterly basis a pro rata dividend equaling (unless agreed otherwise) all unrestricted cash, subject to certain minimum thresholds and financing arrangements. Generally, Liberty Global may not transfer its ownership interest in the VMO2 JV without Telefónica’s consent. For additional information on the U.K. JV Shareholders Agreement, see note 7 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

The VMO2 JV offers gigabit internet across its entire serviceable fixed network footprint, reaching 16.2 million homes, and operates a mobile network that offers over 99% outdoor population coverage on 4G, as well as over 75% 5G outdoor population coverage. The VMO2 JV had over 12 million fixed RGUs as of December 31, 2024, including approximately 5.7 million broadband internet subscribers. The VMO2 JV does not report video or telephony subscribers on an individualized basis, although such subscribers are included in its total RGU figure. In addition, the VMO2 JV had approximately 35.7 million mobile subscribers and is the U.K.’s leading mobile operator in terms of connections, with 45.7 million connections across its mobile, IoT and wholesale services.

In addition to gigabit broadband, the VMO2 JV provides fixed-line video and telephony services. The VMO2 JV’s video customers have access to the Horizon 5 minibox and its functionalities (marketed as “Virgin TV 360”), including ‘Catch-up’, ‘Startover’, the Virgin TV Go app, pause live television and VoD, along with access to a range of premium subscription-based and pay-per-view services. The VMO2 JV also offers a flexible entertainment service marketed as ‘Flex’ which combines customers’ subscription packages, such as Netflix, Disney+ and Prime Video, as well as the free television channels under one system while also allowing the customer to transform their television into a voice-activated unit.

The VMO2 JV provides a wide range of mobile and associated value-added products and services, such as voice, messaging and data services, handsets and hardware (e.g., wearables and handsets), stand-alone mobile devices and other accessories.

The VMO2 JV’s consumer convergence offering is led by its “Volt” proposition, offering new and existing customers that take Virgin Media broadband and eligible O2 Pay Monthly plans an upgrade to the next fixed broadband speed tier, increased mobile data and more value, including a WiFi guarantee, where customers are guaranteed certain minimum download speeds in every room or they receive a billing credit.

The VMO2 JV also provides business and wholesale products and services to large enterprises, public sector entities and small and medium business customers, as well as operating its fixed and mobile networks to wholesale and MVNO partners.

nexfibre JV

We beneficially own approximately 25% of the nexfibre JV, a joint venture in the U.K. that intends to construct and operate a wholesale FTTH broadband network of 5-7 million premises that does not overlap with the VMO2 JV’s existing network. Telefónica owns 25% of the nexfibre JV and InfraVia owns the remaining 50%. The VMO2 JV will act as the anchor client for the nexfibre JV’s fiber network. The VMO2 JV also entered into a construction agreement and a master services agreement with the nexfibre JV to provide various network construction and operational services to the nexfibre JV. In combination with the VMO2 JV’s existing network and planned FTTH upgrades, the VMO2 JV and the nexfibre JV networks are looking to expand gigabit coverage to approximately 80% of the U.K. once completed.

In connection with the formation of the nexfibre JV, we entered into shareholders agreements with Telefónica and InfraVia that provide for the governance of the nexfibre JV, including, among other things, its dividend policy and non-competition provisions. They also provide for restrictions on transfer of interests in the nexfibre JV and describe possible exit arrangements. Under the dividend policy, the nexfibre JV must distribute all unrestricted cash to Telefónica, InfraVia and us, subject to minimum cash requirements and financing arrangements.

VodafoneZiggo JV

Liberty Global owns 50% of the VodafoneZiggo JV, a leading Dutch telecommunications company that provides fixed, mobile, video, telephony and integrated communication and entertainment services to consumers and businesses in the Netherlands. In connection with the formation of the VodafoneZiggo JV, we entered into a shareholders agreement with Vodafone that details the governance of the VodafoneZiggo JV, including, among other things, its dividend policy and non-competition provisions. It also provides for restrictions on the transfer of interests in the VodafoneZiggo JV and exit arrangements. Under the dividend policy, the VodafoneZiggo JV must distribute all unrestricted cash to Vodafone and us, subject to minimum cash requirements and financing arrangements. We also entered into a framework agreement with the VodafoneZiggo JV to provide access to each partner’s expertise in the telecommunications industry. For additional information on the above agreements, see note 7 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

The fiber-rich broadband network of the VodafoneZiggo JV passes approximately 7.6 million homes. The VodafoneZiggo JV offers at least gigabit internet speeds for residential and business customers across its entire footprint. The VodafoneZiggo JV also offers nationwide 4G and 5G mobile coverage. At December 31, 2024, the VodafoneZiggo JV had 7.8 million fixed RGUs, of which 3.1 million were broadband internet, 3.4 million were video and 1.3 million were fixed-line telephony. In addition, the VodafoneZiggo JV had 5.6 million mobile subscribers. Besides its residential services, the VodafoneZiggo JV offers extensive business services throughout the Netherlands. The operations of the VodafoneZiggo JV are subject to various regulations, which are described below under Regulatory Matters—Joint Venture Entities—The Netherlands.

The VodafoneZiggo JV’s customers have access to the Horizon 5 media boxes and their functionalities (marketed as “Ziggo TV”), including Replay TV, the Ziggo Go app, pause live television and VoD, gigabit internet speeds, smart WiFi pods and an extensive WiFi community network. The VodafoneZiggo JV also has its own sports channel, Ziggo Sport, and offers some exclusive programming, including exclusive broadcast rights to UEFA football matches in 2024. The VodafoneZiggo JV’s customers also have access to its nationwide 4G and 5G wireless services under either a prepaid or postpaid service plan. The VodafoneZiggo JV provides its mobile services under various licenses, including the 100 MHz spectrum license in the 3.5 GHz band acquired in July 2024. These licenses in aggregate have a weighted average useful life of approximately 18 years as of December 31, 2024. With its mobile services, the VodafoneZiggo JV is able to offer quad-play bundles and FMC services to its residential and business customers.

Liberty Growth

Liberty Growth has amassed a portfolio of investments in approximately 70 companies and funds across the world, investing in the technology, media/content, sports and digital infrastructure industries. With its long-term, founder-friendly mindset, Liberty Growth makes meaningful investments in technologies that will change how people live and work tomorrow. Some of the companies in Liberty Growth’s portfolio include ITV, Televisa Univision, Plume, EdgeConneX, Lions Gate Entertainment Corp. (Lionsgate), and our controlling interest in the Formula E racing series, among others. When advantageous, we seek to forge commercial relationships between our operating companies and the companies we invest in, creating an even stronger partnership to help drive growth and efficiencies. The investments identified by company name above are merely illustrative, do not represent a complete list and are not necessarily the largest of our long-term investments. From time to time, we may make investments in other companies that we choose not to identify by company name for commercial, legal, strategic or other reasons.

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

We closely monitor our network capacity and customer usage. Where necessary, we increase our capacity incrementally, for instance by splitting nodes in our cable network. We also continue to explore improvements to our network and services as well as new technologies that will enhance our customer’s connected entertainment experience. These include:

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
•offering remote access to our video services through laptops, smart phones and tablets; and
•expanding the availability of the Horizon 5 minibox and Horizon Go, as well as Horizon 5, and related products and developing and introducing online media sharing and streaming or cloud-based video.

As stated above, we are expanding our HFC and FTTH footprint. In addition, we are seeking mobile service opportunities where we have established cable networks and expanding our fixed-line networks where we have a strong mobile offering. This will allow us to make FMC offerings available to more of our customers.

We deliver high-speed data and fixed-line telephony over our broadband network in our markets. The cable networks of our operations in Europe are connected to our “Aorta” backbone. The Aorta backbone is recognized as a Tier 1 Carrier, which permits us to serve our customers through settlement-free collaboration with other carriers without the cost of using a third-party network.

    In support of our connectivity strategy, we are moving our customers into a gigabit society. All of our broadband networks are already capable of supporting the next generation of ultra-high-speed internet service at gigabit speeds or faster. To provide these speeds to our subscribers, we plan to grow our base of DOCSIS 3.1 technology throughout our footprint. The use of DOCSIS 3.1 technology provides us significantly higher efficiencies on our networks and allows us to offer faster speeds, in-home WiFi and better services. The new gateways and the continued upgrades to our network in the coming years will allow us to maximize high-speed connectivity over our broadband networks and deliver gigabit or faster services in a cost-effective manner. It will also allow us to meet the expectations of our customers for high-speed internet access both in cities and rural areas of our footprint. While DOCSIS 3.1 technology will provide up to 2.5 Gbps, in 2023, we introduced XGSPON technology across much of our FTTH footprint, enabling symmetrical speeds of up to 10 Gbps, with plans for further rollouts in 2025. In 2024, we finalized plans to introduce a DOCSIS 4 Network Termination Unit, which will connect our DOCSIS 4 HFC network to the customer’s Connect Box via an ethernet cable, in similar fashion to the XGSPON two-box architecture described above.

Supply Sources

Content. In our markets, entertainment platforms remain a key part of the telecommunication services bundle. Therefore, in addition to providing services that allow our customers to view programming when and where they want, we are investing in content that our customers want. Our content strategy is based on the following key tenets:

•proposition (exceeding our customers’ entertainment desires and expectations);
•product (delivering the best content available);
•procurement (investment in the best brands, movies, shows and sports); and
•partnering (strategic alignment, acquisitions and growth opportunities).

We license almost all of our programming and on-demand offerings from content providers and third-party rights holders, including broadcasters and cable programming networks. Under our channel distribution agreements, we generally pay a monthly fee on a per channel or per subscriber basis, with occasional minimum pay guarantees. With respect to on-demand programming, we generally pay a revenue share for transactional VoD (occasionally with minimum guarantees) and either a flat fee or a monthly fee per subscriber for subscription VoD. In the case of the VMO2 JV and the VodafoneZiggo JV, transactional VoD is primarily sourced via a third party. For a majority of our agreements, we seek to include the rights to offer the licensed programming to our customers through multiple delivery platforms and through our apps on devices including smart phones and tablets.

In seeking licenses for content, we, including the VMO2 JV and the VodafoneZiggo JV, as applicable, partner with leading international and regional pay television providers, such as Disney, Sony, Paramount Global, AMC, NBCUniversal, RTL, BBC and Warner Bros. Discovery (including HBO). We also seek to carry in each of our markets key public and private broadcasters, and in some markets, we acquire local premium programming through select relationships with companies such as Sky plc (Sky), TNT Sports (a joint venture between BT Sport and Warner Bros. Discovery), Streamz and Canal+. For our VoD services we license a variety of programming, including box sets of television series, movies, music, kids’ programming and documentaries.

OTT apps remain important in the content space and, as part of our content strategy, we have put in place deals with a number of global and regional app providers. We currently have arrangements with Disney (The Walt Disney Company Limited and The Walt Disney Company Benelux), Netflix International B.V. (Netflix), Amazon Europe Core S.A.R.L. (Amazon), SkyShowtime Limited (SkyShowtime), Apple Inc., Paramount, HBO Nordic AB, Viaplay Group AB (Viaplay) and DAZN Limited (DAZN). Pursuant to these arrangements, Disney+, Netflix, Prime Video, SkyShowtime, AppleTV+, HBO Max, Paramount+, Viaplay and DAZN services, respectively, are available via certain of our set-top boxes to our video customers across many of our markets, each as premium OTT services offered on an a la carte basis and/or bundled with certain propositions. The Disney+ app is available to customers at Telenet, the VMO2 JV and the VodafoneZiggo JV. The Netflix and

Amazon Prime Video apps are both available to customers at Telenet, VM Ireland, the VMO2 JV and the VodafoneZiggo JV. The SkyShowtime service is available to customers at the VodafoneZiggo JV. The AppleTV+ app is available to customers at Telenet, VM Ireland, UPC Slovakia, the VMO2 JV and the VodafoneZiggo JV. Paramount+ is available to customers at the VMO2 JV. The HBO Max app is available to customers at Telenet and the VodafoneZiggo JV. Viaplay’s service is available to customers at the VodafoneZiggo JV. The DAZN service is available to customers at Telenet as well as the VMO2 JV. We have an arrangement with Google Ireland Limited for the YouTube app which is available via certain of our set-top boxes to customers at Telenet, VM Ireland, UPC Slovakia, the VMO2 JV and the VodafoneZiggo JV. In order to tailor our entertainment offerings to each market, we have added various locally relevant apps such as: VRT Max, VTM Go and GoPlay at Telenet, BBC iPlayer and ITVX at the VMO2 JV and Canal +, NPO Start and Videoland at the VodafoneZiggo JV.

Exclusive content is another element of our content strategy. To support this approach, we are investing in content assets. We have invested in various content companies, including ITV, All3Media (the sale of which was completed in May 2024), Lionsgate, Virgin Media TV, Play Media (previously SBS Belgium), Woestijnvis and Caviar Group. We are also investing in sports, both as a broadcaster and as a rights owner. We have our own sports channels under the Play Sports brand in Belgium, which is exclusively available to Telenet customers. In Ireland, Virgin Media customers have access to VM More which includes sports programming as well as first look products and premium content. In addition, the VodafoneZiggo JV owns Ziggo Sport and commissions the production of certain shows such as Rondo and Race Cafe. Ziggo Sport acquired the exclusive media rights to the UEFA Champions League, the UEFA Europa League and the UEFA Europa Conference League starting in the 2024/2025 football season and lasting for three seasons. The basic Ziggo Sport service is available exclusively to the VodafoneZiggo JV’s customers, however, the premium service, Ziggo Sport Totaal, is widely available through license arrangements with all major Dutch distributors and any UEFA football matches played by participating Dutch clubs are made available for free for all Dutch non-VodafoneZiggo customers via the Ziggo Go Free app and the Ziggo Sport YouTube channel.

In addition, we have produced the original Belgian series Chaussée d’Amour and De Dag with local production companies. These television series are primarily available to our customers on an on-demand basis. We also intend to continue commissioning, producing and/or co-producing content for our free-to-air (FTA) assets and VoD platforms at Telenet and VM Ireland, mainly via Streamz, Telenet’s joint venture for subscription VoD with DPG Media.

For mobile services in Ireland provided through an MVNO arrangement with Three (Hutchison), we are dependent on third-party wireless network providers. Our MVNO operation in Ireland has an agreement with Three (Hutchison) to carry the mobile communications traffic of our customers. We seek to enter into medium to long-term arrangements for these services.

Competition

All our businesses operate in highly competitive and rapidly evolving markets. The speed of technological advancements is likely to continue to increase, giving customers more options for telecommunications services and products. Our customers want access to high quality telecommunication products and services that provide a seamless connectivity experience. Accordingly, our ability to offer FMC services is a key component of our strategy. In many of our markets, we compete with incumbent and challenger companies that offer FMC bundles. Many of these companies have extensive resources allowing them to offer competitively priced converged services. Our ability to offer high-quality and attractive FMC bundles combined with appealing entertainment options in these markets is one of our key strategies to attract and retain customers. We seek to distinguish ourselves through our multimedia gateway services, interactive video products (such as Replay TV and VoD), proprietary sports offerings, extensive content offers (for both in and out of the home) and our high-speed connectivity services backed by intelligent in-home WiFi solutions. This section provides an overview of the competitive landscape for FMC services, followed by details on our key competitors.

Internet

The internet services offered by our key competitors include both fixed-line broadband internet via cable, digital subscriber lines (DSL), FTTx and FWA technology. These competitors offer a range of products with varying speeds and pricing, as well as interactive, data and content services. With the demand for mobile internet services increasing, competition from wireless services using various advanced technologies is an important competitive factor. In all our markets, competitors provide high-speed mobile data via 5G. In this competitive landscape, customers prioritize internet speed, pricing and exclusive content, as well as the size of mobile data bundles and their price.

Our focus is on increasing the maximum speed of our connections while providing a reliable customer experience and offering a variety of service tiers, prices, bundled products and a range of value-added services, including intelligent in-home connectivity solutions. We update our bundles and packages on an ongoing basis to meet the needs of our customers and to retain an attractive value-for-money proposition. We offer 1 Gbps download speeds across Belgium, the U.K., the Netherlands, and up to 2 Gbps in Ireland.

A notable competitive factor is overbuilding of our networks with FTTx technology by incumbent companies and other third parties. Competition has intensified in recent years with the accelerated network rollout by certain FTTx providers. When operationally and economically viable, we pursue HFC and fiber upgrades, new build, as well as whole-buy opportunities to expand our network capabilities.

•Telenet. Telenet is the leading residential broadband provider in Flanders, Belgium. In January 2023 Telenet signed 15-year agreements with Orange Belgium for mutual access to fixed networks (HFC and FTTH), which enabled Telenet to offer FMC services in Wallonia. Telenet launched fixed services under its BASE brand in June 2024 and became a national FMC player while expanding into Wallonia. Across Belgium Telenet faces competition from Proximus, which provides FMC bundles, DSL (up to 100 Mbps) and fiber (up to 2 Gbps) with ongoing network expansion. Telenet also competes with providers that use Telenet’s wholesale cable network, Wyre, including Orange Belgium. Additionally, in December 2024 Digi entered the market as the 4th player and offers prices on fixed and mobile services that are substantially lower than currently available on the market. Despite its currently limited fixed footprint, we expect Digi to remain an important competitor going forward.

•VM Ireland. VM Ireland delivers broadband services via its upgraded HFC and FTTx networks, offering speeds up to 2 Gbps. In a competitive market led by players like Eir and Sky Ireland, VM Ireland holds a strong position. While Eir and SIRO aggressively expand FTTH in urban and rural areas, VM Ireland competes by enhancing its network, increasing penetration through wholesale, and expanding via SIRO partnership.

•Significant FMC Joint Ventures.

In the U.K., the VMO2 JV faces numerous competitors for broadband internet services, the largest of which is BT Group plc (BT). BT is actively building out its FTTx network through its subsidiary, Openreach, to support its goal of covering 25 million homes by the end of 2026. In support of this mission, BT offers a range of consumer packages with speeds of up to 1.6 Gbps. The VMO2 JV has reached 1 Gbps connectivity in all 16.2 million premises. Moreover, the VMO2 JV announced its intention to upgrade its fixed network to full fiber-to-the-premise by the end of 2028 and extend its FTTH footprint to up to 23 million premises through its partnership with the nexfibre JV. This plan is expected to fuel connectivity innovation for consumers and businesses, create options to potentially pursue the broadband wholesale market in the U.K. and to protect from growing FTTx competition.

The VodafoneZiggo JV’s main competitor, Koninklijke KPN N.V. (KPN), offers broadband via FTTx, DSL and VDSL, with speeds up to 200 Mbps on VDSL and 4 Gbps on FTTx. Much of the VodafoneZiggo JV’s network has been overbuilt by KPN and other FTTx providers. In 2021, KPN and APG launched Glaspoort to connect 1.2 million households and businesses in underserved areas by 2026, aiming for 80% FTTx coverage. Competition intensified further in Q3 2024 when Odido introduced low-cost 5G Fixed Wireless broadband. We expect competitive pressure from the fiber overbuild to remain high in the coming periods. By late 2024, the VodafoneZiggo JV’s 7.6 million households had access to 1 Gbps connectivity.

Video Distribution

Our video services compete with traditional FTA broadcast television services, OTT and broadcaster VoD providers, as well as other broadband providers offering a similar range of video services. Many of these competitors have a national footprint and offer features, pricing and video services individually and in bundles comparable to what we offer.

OTT video content providers utilizing our or our competitors’ high-speed internet connections are also a significant competitive factor, as are other video service providers that overlap our service areas. The OTT video providers (such as HBO Now, Prime Video, Netflix, Disney+ and AppleTV+) offer VoD services for television series, movies and programming from broadcasters. Typically, these services are available on multiple devices in and out of the home. Moreover, broadcasters offer direct to customer content, including VoD, live and catch-up television via their own platforms (such as BBC iPlayer, Discovery and RTL). To retain our competitive position, we provide our subscribers with television everywhere products and OTT video services through apps on our video platform through our arrangements with Netflix, Amazon, YouTube and others.

Our success in attracting and retaining customers relies on our ongoing capability to acquire appealing content, provide user-friendly services on favorable terms and deliver content across multiple devices both inside and outside the home. Some competitors have obtained long-term exclusive contracts for certain programming, which limits the opportunities for other providers to offer such programs. Our operations have limited access to certain of such programming through select contracts with these companies, including Sky and BT in the U.K. At the same time, we are also able to secure access rights to exclusive content in certain markets. In the Netherlands we have an exclusive deal with UEFA to broadcast Champions League and Europa League matches, which is an important element of our competitiveness there. Telecommunication providers also increasingly offer access to OTT platforms through their systems. If exclusive content offerings increase through other providers, programming options could be a deciding factor for subscribers on selecting a video service.

We compete by offering advanced digital services like cloud recording, DVR, HD/4K, VoD, voice control, OTT aggregation, Replay TV and multi-screen options through a superior interface. Our tailored packages include attractive channels, bundled services, loyalty discounts and integrated billing for OTT services. We periodically enhance our digital offerings to improve content quality. Horizon 5, our latest iteration of our entertainment platform, aggregates and bundles top-tier content, integrating key streaming apps and delivering a personalized user experience.

•Telenet. Telenet’s principal video competitor is Proximus, which has interactive digital television, replay television, VoD, OTT and HD service as part of its video offer, as well as mobile-only video propositions tailored to the needs of younger market segments. Proximus offers customers a wide range of both individual and bundled services at competitive prices. Also, as a result of regulatory obligations, Telenet and other Belgian cable operators must give alternative providers access to their cable networks. Orange Belgium gained such access in 2016 and currently offers its mobile subscribers a triple-play bundle, including broadband internet, enhanced video and mobile services. In January 2023, Telenet entered into two 15-year commercial wholesale agreements with Orange Belgium. The agreements provide Telenet and Orange Belgium access to each other’s fixed networks, including both HFC and FTTH, on a commercial basis for a 15-year period and hence supersedes the regulatory framework. In July 2023, Telenet closed the Wyre Transaction, owning a 66.8% direct ownership stake in Flanders’ leading network infrastructure company. Wyre provides wholesale access to its HFC and future fiber network with its customers currently including Telenet and Orange Belgium. Telenet may face increased competition from other providers of video services who take advantage of the wholesale access and may be able to offer triple- and quad-play services. For more information on wholesale access, see Regulatory Matters—Belgium below.

•VM Ireland. VM Ireland delivers HD and 4K video services via its HFC network. Its proprietary Virgin Media Television channels offer exclusive sports, news and entertainment, providing unique content unavailable from competitors. VM Ireland invests in its platform and partnerships to stay competitive against players like Sky, which owns channels such as Sky Sports and Sky News.

•Significant FMC Joint Ventures.

The VMO2 JV’s principal competitors for digital television services are Sky and FTA television providers. Other significant competitors are BT and TalkTalk Telecom Group plc (TalkTalk), each of which offer triple-play services, IPTV video services and multimedia home gateways. Sky owns the U.K. rights to various entertainment, sports and movie programming. Sky is both a principal competitor and an important supplier of content to the VMO2 JV. Various Sky channels, including Sky Sports, are available over Sky’s satellite system and our cable networks, as well as via Sky’s apps and online players and other television platforms, and some of the channels are available on BT and TalkTalk platforms. The VMO2 JV distributes several basic and premium video channels supplied by Sky. BT is also both a principal competitor and an important supplier of content to the VMO2 JV. In 2023, BT formed a joint venture with Warner Bros. Discovery and launched TNT Sports, which replaced BT Sport and combined the partners’ content portfolios, including the 2024 Olympic Games, the English Champion’s League, UEFA Europa League and other live sports. TNT Sports is available on the VMO2 JV’s cable network as well as its competitors’ networks. The VMO2 JV is expanding its broadband network and actively promoting its 4K and HDR ready boxes running on its Horizon 5 platform (marketed as “Virgin TV360”) as well as its online streaming service, Virgin TV Go. Customers also have access to an entertainment service, ‘Stream’, which is an all-in-one streaming box, combining television channels and aggregating third-party subscription services such as Sky Sports, Netflix and Disney+. Stream provides personalized viewing recommendations and allows customers to customize their subscription mix, billed through a single account.

The VodafoneZiggo JV competes with KPN in video distribution, offering similar services like IPTV, VoD, DVR, replay and HD channels. KPN also bundles these video services, creating a competitive market for VodafoneZiggo’s offerings. Ziggo Sport, the VodafoneZiggo JV’s sports channel, acquired the exclusive media rights to the UEFA Champions League, the UEFA Europa League and the UEFA Europa Conference League until 2027, bringing the most important European club competitions under one roof for the first time. All games with Dutch teams participating, as well as final games of the leagues, are available exclusively on the Ziggo Sport Free app, which is distributed to customers and non-customers, increasing potential sales to non-customers.

Mobile and Telephony Services

    In Belgium, as a major MNO, we are one of the largest mobile providers by subscriptions count. The same applies to the VodafoneZiggo JV in the Netherlands. We also substantially expanded our U.K. mobile business through the VMO2 JV. In the markets where we are an MNO, we continue to deploy additional bandwidth and look to acquire additional spectrum to deliver our wide range of services to our customers and expand our 4G and 5G services. In 2024, we participated in a national spectrum auction in the Netherlands and successfully acquired additional spectrum in the 3.5 gigahertz range. Competition remains significant across each of our markets, especially with the rise in popularity of MVNO players. We offer various calling and data bundle plans and use FMC benefits to cross-sell mobile to our existing fixed customers. Our ability to offer FMC services is a key driver of growth. Furthermore, in order to address lower segments of the market, we operate with ancillary mobile brands, such as BASE (Belgium), giffgaff (U.K.) and Hollandsnieuwe (Netherlands).

    The market for fixed-line telephony services is competitive in all of our markets. Changes in market share are driven by the combination of price and quality of services provided and the inclusion of telephony services in bundled offerings. Our fixed-line telephony services compete against the incumbent telecommunications operators. In all of our markets, we also compete with other VoIP operators offering service across broadband lines. In addition, our businesses face competition from other FTTx-based providers or other indirect access providers.

In each of our markets, we face competition with a dominant fixed-line telephony provider, most of which also have competitive mobile offers based on 4G or 5G services. In Belgium, the key dominant telephony providers is Proximus. Proximus is also the largest mobile operator based on number of SIM cards. Proximus also includes its mobile products in bundles with fixed-line services. Moreover, there is a fundamental shift in customer preference towards mobile and OTT. As a result, we expect our fixed telephony user base to continue its decline in favor of mobile connectivity and OTT services.

Human Capital Resources

As of December 31, 2024, our consolidated subsidiaries had an aggregate of approximately 6,820 full-time equivalent employees, including approximately 3,750 in Belgium, 1,370 in the U.K., 945 in the Republic of Ireland, 410 in the Netherlands, 245 in Slovakia and 100 in the U.S. With respect to our significant nonconsolidated joint ventures, the VMO2 JV employs approximately 15,750 people and the VodafoneZiggo JV employs approximately 6,150 people. None of the above figures include contractors or temporary employees.

A majority of our European employees are represented by workers councils. We strive to maintain a positive relationship with all of our employees, as well as the workers councils representing them, where applicable. There have been no significant interruptions of our operations in recent years due to labor disputes.

In challenging our employees to achieve their full potential, become purposeful leaders and to Grow With Us, we commit significant resources and make ongoing investments toward the development of our employees’ leadership skills. Our skills development offerings cover key talent communities - from graduates and apprentices, to people managers, emerging leaders and senior leaders. Such programs include our Finance, Technology, CyberSecurity and People graduate schemes that thrust new graduates into our fast-paced and dynamic business model, giving them immediate real-world experience along with structured support from the company, so that each graduate exits their program prepared to be a leader of tomorrow. Liberty Global also aims to prepare its future senior leadership through its Fast Forward program, a year-long program in which high performing individuals are trained and challenged to become Liberty Global’s leaders of tomorrow. We invest significantly in our employees because we recognize that when each employee is supported and given the opportunity to succeed, our company flourishes.

We are fostering a culture where every individual is valued and respected, contributing to a positive impact on one another and our communities. Through connections formed daily, we strive to create a sense of belonging for all. The importance of diversity, equity and inclusivity extends beyond our employees’ experience and performance; it influences talent acquisition and retention and strengthens our ties to the communities where we live and operate. In 2024, our commitment to Diversity, Equity & Inclusion (DE&I) continued to evolve. Our DE&I Council, comprised of our chief executive officer (CEO) and 19 executive representatives, meets regularly to discuss company strategies, initiatives and policies related to DE&I. The council advises on our DE&I strategy, monitors progress against our ambitions and facilitates the exchange of best practices across our organization. The People, Planet, Progress committee of our board of directors provides guidance to our DE&I Council from time to time.

While conducting our annual DE&I survey in 2024, we sought feedback from our employees through listening forums, which informed our strategic plans based on the insights gained. Our DE&I program has progressed through close collaboration across all of our business sectors, resulting in specific goals for gender representation. Central to our efforts is measuring the sentiment of individuals who feel authentic in the workplace daily. Each business unit has identified priorities that contribute to our overarching goal of fostering innovation, collaboration and overall organizational performance. Our commitment to hiring the best candidates remains unwavering, and we continuously look to optimize roles through natural turnover, track progress through employee dashboards and refine our process in quarterly business review meetings.

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

The VMO2 JV and VodafoneZiggo JV, along with VM Ireland, also have their own ERGs to provide support for their local employees and to complement Liberty Global’s broader DE&I strategy and initiatives. In addition, our DE&I Council has worked diligently to prepare concrete, attainable initiatives to further our collective DE&I strategy. Such initiatives are also measurable, which allows us to track our progress.

To help eliminate potential bias in our hiring practices, we implemented inclusive hiring manager training, ensured diverse interview panels and have begun to use artificial intelligence to help eliminate gender-biased language in job descriptions. We broadened our talent pool through a refreshed external proposition, conscious advertising and internal transparency. Our company policy reviews aim to create a more equitable, accessible and inclusive working environment.

In 2023, we launched our “Youth Council”, consisting of 12 Gen Z and under-35 members that serve as an advisory body to our executive leadership team, signifying our commitment to harnessing youth culture and future-proofing our strategy. The council actively contributes across our customer propositions and experiences, sustainability and the future of work.

We also conduct compulsory anti-bullying, anti-discrimination and anti-harassment training for all of our employees in line with our Anti-Discrimination, Harassment and Bullying policy and engage in small-group, impactful conversations, centering on discrimination and harassment in the workplace. Our venture capital arm has committed approximately $13 million to investing in start-up companies, including through our partners, Avesta Capital, Colorado Impact Fund and Helena, that make a positive impact on society. These companies, such as Blue Studios, Kiira Health, BoxPower, Harvest Thermal and Sunny Day Fund are specifically focused on socially conscious business practices, such as tackling economic and social inequity, as well as climate change. Liberty Global prides itself on the achievements it has made with respect to DE&I, but it recognizes that there is much work still to be done, and that to grow as a company, we must invest in our people so that they can be themselves at work every day.

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

At Liberty Global, we are committed to the health and safety of our employees and visitors to our sites, and we ensure compliance with all relevant national health and safety regulations. For employees, we currently utilize a hybrid work program. We have also made available a series of well-being resources based on a four-pronged strategy focused on the mental, physical, social and financial aspects of health and well-being. Included in this strategy, among other things, is access to group training sessions, private work-out facilities, bicycle reimbursement plans, in-office flu vaccinations and private check-up visits.

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

Additional information on our workforce and our commitment to our employees is made available in Liberty Global’s Annual Corporate Responsibility Report, which we expect to be published on our website during the second half of 2025. The contents of this report are not incorporated by reference herein.

Regulatory Matters

Overview

Broadband internet, video distribution, fixed-line telephony and mobile businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects, regulation in E.U. markets is harmonized under the regulatory structure of the E.U.

Of the six countries in our footprint, five are part of the E.U.: the Republic of Ireland, the Netherlands (nonconsolidated joint venture), Belgium, Luxembourg and Slovakia. Our other operations are in the U.K. (nonconsolidated joint venture), which generally enacts rules similar to that of the E.U.

The U.K. formally left the E.U. on January 31, 2020, commonly referred to as “Brexit”. On December 24, 2020, the U.K. and the E.U. reached the “Trade and Cooperation Agreement”, referred to as the “E.U.-U.K. Agreement”. Principles on state aid are also contained in the E.U.-U.K. Agreement to prevent either side from granting unfair subsidies and to provide a dispute settlement mechanism to ensure businesses from the E.U. and the U.K. compete on a level playing field. In the telecommunications sector, the U.K. and the E.U. have agreed to maintain the existing levels of liberalization in their markets, including standard provisions on authorizations, access to and use of telecoms networks, interconnection, fair and transparent regulation and the allocation of scarce resources. The E.U.-U.K. Agreement contains measures to encourage cooperation and promote fair and transparent rates for international mobile roaming. However, the U.K. previously introduced a number of measures aimed at providing safeguards for consumers, which continue to apply. Such measures include limits on the amount that customers can be charged for using mobile data abroad before having to opt in if they wish to use more data and alert warnings as customers reach various milestones in their data allowances. Additionally, the Northern Irish Protocol regulates the relationship between Northern Ireland and the Republic of Ireland, ensuring that no hard border is placed between the two, as well as keeping Northern Ireland inside the E.U. single market. The Northern Irish Protocol, while not material to our or the VMO2 JV’s operations, affects the movement of CPE and installation personnel between Northern Ireland and the Republic of Ireland.
Sector Regulations

The European Electronic Communications Code (the Code) is the primary source of regulation governing our E.U. operations. The Code has been transposed by all of the Member States in our footprint into their respective national laws and will be reviewed by the Commission in 2025. The U.K. has also largely transposed the Code into its national laws.

The Code primarily seeks to develop open markets for communication services within Europe. It harmonizes the rules within the E.U. establishing and operating electronic communication networks, including cable television and traditional telephony networks, and offering electronic communication services, such as telephony (including OTT services), internet and, to some degree, television services.

Certain key provisions of the Code that are most applicable to our operations include:

•Significant Market Power. Specific obligations imposed by National Regulatory Authorities (NRAs) in E.U. Member States apply to service providers deemed to have Significant Market Power (SMP) in a relevant market. For purposes of the Code, a service provider has SMP where it enjoys a position of significant economic strength, affording it the power to behave independently of competitors, customers and consumers to an appreciable extent.
If a service provider is found to have SMP in any particular market, the applicable NRA must impose certain conditions on that service provider. We have been found to have SMP in certain of our markets, and further findings of

SMP are possible, which may negatively impact our business. However, across our footprint, we have noticed a tendency of NRAs towards deregulation, with only a few markets currently being subject to this type of regulation. The U.K. has a similar system, with the applicable NRA assessing markets on a forward-looking basis to determine SMP.
•Must-Carry Obligations. Member States may impose reasonable must-carry obligations on certain service providers in their jurisdiction. Such obligations must be based on clearly defined general interest objectives, be proportionate and transparent and be subject to periodic review. The U.K. has a regulatory system that reflects these principles. We are subject to must-carry regulations in all our markets, and we do not expect such obligations to be curtailed in the foreseeable future.

NRAs may, in some cases, impose access obligations on service providers, regardless of whether they have SMP. Under the Code and the E.U. Broadband Cost Reduction Directive, service providers may be required to give access to parts of their passive network infrastructure upon reasonable request if there are significant economic or physical replicability barriers. Requirements to provide access to active infrastructure also exist, but only if a number of additional requirements are met. The Gigabit Infrastructure Act has now been adopted, and when fully in force, will repeal the E.U. Broadband Cost Reduction Directive. The U.K. has a similar system in place.

Net Neutrality, Roaming and Call Termination

The E.U. has a union-wide net neutrality regime (the E.U. Net Neutrality Regime). The regulation allows for specialized services that are optimized for specific content and subjects service providers like Liberty Global’s operating companies to reasonable traffic management requirements. The U.K. transposed net neutrality into its national law following Brexit. The U.K. Office of Communications (Ofcom) has confirmed a more lenient interpretation of some aspects of net neutrality and indicated that there may be a case for the U.K. Parliament to make substantive revision to the law.

The E.U. Net Neutrality Regime also prohibits retail roaming tariffs and sets wholesale roaming price caps. The E.U. introduced caps on wholesale rates for intra-E.U. calls to bring these in line with applicable wholesale roaming caps. In relation to the U.K., E.U. operators are now free to raise wholesale charges for U.K. operators (and vice-versa) but may choose not to.

Call termination tariffs for SMP providers are set by NRAs, but for the E.U., the Code includes a system of single maximum, E.U.-wide voice termination rates for fixed and mobile. During 2025, all E.U. service providers will be subject to maximum fixed and mobile voice termination rates of €0.07 and €0.20 per minute, respectively. In the U.K., an SMP provider must provide termination on fair and reasonable terms, conditions and charges, which must be no higher than BT’s regulated charges unless certain conditions are met. In each country in which we operate, we have been found to have SMP for call termination.

The Gigabit Infrastructure Act will abolish surcharges for intra-E.U. communications, such as SMS, fixed and mobile calls generated from the domestic country to another E.U. country. As of January 1, 2029, operators must apply domestic rates to intra-E.U. communications. Abolishing such surcharges may have an impact on our operations.

Broadcasting and Content Law

The Audiovisual Media Services Directive (AVMSD) governs the activities of broadcasters under E.U. law. Generally, broadcasts originating in, and intended for reception within, an E.U. Member State must respect the laws of the receiving Member State. E.U. Member States must allow broadcast signals of broadcasters established in another E.U. Member State to be freely transmitted within their territory, so long as the broadcaster complies with the law of their home state. When offering third-party VoD services on our network, it is the third-party provider, and not us, that is regulated in respect of these services. The U.K. has a regulatory system that also reflect these principles.

The AVMSD established quotas, applicable to both linear and non-linear services, for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters. Such obligations are applicable to our businesses in the E.U. The U.K. has similar principles.

E.U. Member States may require service providers to contribute financially to the production of European works, including requiring contributions from providers of VoD services established in other territories that target audiences in their jurisdiction. Such obligations are applicable to (or are expected to become applicable to) certain of our businesses.

The European Media Freedom Act (the EMFA), which will be applicable from August 8, 2025, aims to ensure media pluralism (i.e., allowing for a plurality of voices, opinions and analyses) across the E.U. and requires Member States to adopt substantive and procedural rules to allow competent authorities to assess media market concentrations that could have a significant impact on media pluralism and editorial independence. Additionally, under the EMFA, we may need to incur hardware replacement costs to allow users to change the device or interface configuration that controls their access to media services, allow users to customize their media offering in accordance with their interests and permit them to visualize the identity of the media service providers.

The European Commission regulations mandate that commercial providers of online content services (including OTT service providers) enable subscribers who are temporarily present in any Member State to access and use online content services in substantially the same manner as in their country of residence. We comply with these content portability requirements.

In the U.K., the VMO2 JV is required to hold individual licenses under the Broadcasting Acts of 1990 and 1996 for any television channels (including barker channels) that it owns or operates and to provide certain other services on its cable television platform, such as electronic program guides. These television licensable content service (TLCS) licenses are granted and administered by Ofcom, the U.K.’s NRA. Under these licenses, each covered service must comply with a number of Ofcom codes, including the Broadcasting Code, and with all of Ofcom’s directions. Breach of any of the terms of a TLCS license may result in the imposition of fines and, potentially, license revocation.

As a provider of an on-demand program service (ODPS), the VMO2 JV must comply with numerous statutory obligations related to “editorial content” and notify Ofcom of its intention to provide an ODPS. Failure to notify Ofcom or comply with the relevant statutory obligations may result in the imposition of fines or, ultimately, a prohibition on providing an ODPS.

Technological Regulation

The E.U. legislature is increasingly imposing additional mandatory requirements regarding energy consumption of the telecommunications equipment we provide. We have been working to lower power consumption of our set-top boxes. Legislation in this area may be adopted that could adversely affect the cost and/or the functionality of our CPE.

Pursuant to an E.U. regulation on standby power (the Standby Regulation), many devices are required to have either a low power standby mode or off mode, unless such mode is inappropriate for the intended use of the product. In particular, the Standby Regulation sets, among other things, the maximum power consumption of networked consumer equipment while in the so-called “Networked Standby” or “High Network Availability” modes. All of our CPE devices comply with the requirements of the Standby Regulation.

The E.U.’s Radio Equipment Directive regulates radio equipment held for sale. It sets essential requirements for safety and health, electromagnetic compatibility and the efficient use of the radio spectrum. The list of essential requirements under the Radio Equipment Directive includes certain categories of internet-connected radio equipment such as WiFi-enabled modems and set-top boxes, with manufacturers required to ensure compliance by August 1, 2025. These devices are expected to protect the network from harm, protect the personal data and privacy of the user and of the subscriber and offer users and subscribers fraud protection services.

Prior to Brexit, the U.K. implemented the Standby Regulation and the Radio Equipment Directive into national law.

In the U.K., the Product Security and Telecommunications Infrastructure (Product Security) Act imposes three key requirements on consumer connectable products: strong password protection, information on how to report security issues to the manufacturer and information on the minimum-security update period.

Through the E.U.’s Radio Spectrum Policy Program, certain spectrum has been approved for mobile broadband use. The terms under which this spectrum becomes available varies among the European countries, and certain uses of this spectrum may interfere with services carried on our cable networks.

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

Following the U.K.’s withdrawal from the E.U., the U.K., enacted its own version of the E.U. GDPR through the European Union (Withdrawal) Act, the Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations 2019 (the U.K. GDPR). The U.K. GDPR, together with the Data Protection Act of 2018, governs the processing of personal data belonging to individuals located in the U.K., including both citizens and residents, and applies to persons or entities in the U.K. or persons or entities located outside the U.K. who offer products and services to U.K. citizens and residents.

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

On June 28, 2021, the European Commission adopted an adequacy decision for the U.K., as the U.K.’s data protection system is based on the same GDPR rules that were applicable when the U.K. was an E.U. Member State. However, the adequacy decision is subject to a “sunset clause”, which establishes the automatic expiration of the decision on June 27, 2025. Before then, the European Commission must evaluate whether the U.K. continues to ensure an adequate level of data protection, and if so, renew the decision for another four years.

The European Commission has adopted an adequacy decision on the E.U.-U.S. Data Privacy Framework, which replaces the Privacy Shield deal which was struck down by the European Court of Justice in July 2020. U.S. companies can join the E.U.-U.S. Data Privacy Framework by committing to comply with a detailed set of privacy obligations. E.U. citizens also have access to a number of redress mechanisms in case their personal data is handled in violation of this framework, including an independent dispute resolution mechanism and a newly created ‘Data Protection Review Court’. This framework is subject to periodic review by the European Commission, European data protection authorities and applicable U.S. authorities.

When a data transfer involves a third country that has not been granted an adequacy decision, our operations must use SCCs. The European Commission has made clear that using SCCs does not automatically make an international data transfer GDPR compliant. Instead, the parties must perform “transfer impact assessments” in order to address any possible risks in the data transfer and take supplementary measures. The impact assessment takes into account matters such as the circumstances of the transfer, the nature of the parties, the personal data involved and the laws and practices of the country of destination.

Other Regulations

In addition to the industry-specific regimes discussed above, our operating companies must comply with a range of both specific and general legislation concerning cybersecurity and consumer protection, among other matters.
With respect to cybersecurity, in 2016, the E.U. adopted a directive on security of network and information systems (NIS Directive), which provides legal measures to boost the overall level of cybersecurity in the E.U. Our operations in the E.U. do not fall under the NIS Directive, but a transposition of the Directive in Ireland, Slovakia and the Netherlands has effectively introduced the NIS Directive concepts into those jurisdictions. The successor to the NIS Directive, a directive on measures for a high common level of cybersecurity across the E.U. (NIS 2 Directive), was adopted by the E.U. legislature in 2022. E.U. Member States had until October 17, 2024 to transpose the NIS 2 Directive into their national legislation, and each Member State must provide a list of essential and important entities within their jurisdiction by April 2025. In parallel, the European Commission is working on detailed rules on risk mitigation and notification measures.

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

The U.K.’s Telecoms Security Act imposes a security framework on telecommunication providers and gives the U.K. government power to, among other things, direct telecommunication providers to remove HRVs from their networks. Similar legislation has also been adopted in the Netherlands and Belgium.

The Digital Markets Act and the Digital Services Act are now in force in the E.U. While the Digital Markets Act has an immaterial impact on our business, under the Digital Services Act we have additional obligations, including with respect to periodic reporting, content moderation and establishing points of contact with national authorities and customers.

Most of the provisions of the E.U.’s Data Act will become effective in November 2025. Under the Data Act, companies must share personal and non-personal data generated by IoT products with users and third parties, upon the user’s request. It also requires companies to share personal and non-personal data with public sector bodies in certain situations, and imposes switching and interoperability requirements on cloud services.

The Corporate Sustainability Reporting Directive (CSRD) extends and strengthens the existing rules on non-financial reporting and aims to eventually have the same standards for both sustainability reporting and financial reporting. Companies will have to report on how sustainability issues affect their business, as well as the impact of their activities on people and the environment. The CSRD also aims to simplify the reporting process for companies, providing a single framework for providing information to investors and stakeholders. The first of the reporting requirements relevant to Liberty Global will apply in 2026 (for fiscal year 2025 reporting), with additional reporting requirements coming into effect on a staggered basis until 2029.

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

We often undergo close regulatory scrutiny from competition authorities, in particular with respect to proposed business combinations that often require clearance from the European Commission or national competition authorities, which can block, impose conditions on or delay an acquisition, disposition or combination, thus possibly hampering our opportunities for growth. Additional scrutiny is imposed under the national foreign direct investment screening regimes in the U.K. and by some E.U. Member States. Such regimes allow national governments to review and impose conditions on certain transactions involving critical infrastructures, including telecommunications. In the event conditions are imposed and we fail to meet them in a timely manner, the relevant authority or governments may impose fines and, if in connection with a transaction, may require restorative measures, such as a disposition of assets or divestiture of operations.

One such example of potential close regulatory scrutiny is the E.U. Foreign Subsidies Regulation (FSR). The FSR aims to prevent foreign subsidies from distorting the E.U. internal market. We may be obligated to file notifications for pre-review when participating in mergers and acquisitions transactions or in public tenders. This could bring further regulatory complexity to our transactions, and failure to comply with these obligations could lead to sanctions.

The U.K.’s Digital Markets, Competition and Consumers Act (the DMCCA) will impact merger control, consumer protection, anti-trust rules and digital markets. The DMCCA will enhance the Competition and Market Authority’s (CMA) enforcement powers in respect of anti-trust investigations as well as consumer protections, putting it on a similar footing to the CMA’s anti-trust enforcement powers. The CMA will also be able to designate SMP to firms that possess substantial and entrenched market power in digital activities. The DMCCA intends to introduce new rules on subscription contracts, however, contracts that are regulated by Ofcom are exempt. The VMO2 JV’s subscription contracts are unlikely to be in scope of these rules, since they are already subject to pre-existing Ofcom regulations.

Belgium

Telenet has been found to have SMP in the wholesale broadband and the wholesale television distribution markets, obliging it to (i) provide third-party operators with access to the digital television platform (including basic digital video and analog video) and (ii) make available to third-party operators a bitstream offer of broadband internet access, including fixed voice. The Belgian NRA has also imposed monthly wholesale cable resale access prices. These rates are expected to evolve over time due to, among other reasons, broadband capacity usage.

The obligations on Telenet may strengthen its competitors by granting them access to Telenet’s fixed network to offer competing products and services, notwithstanding Telenet’s substantial investments in developing its high-performing fixed infrastructure. In addition, any access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to its customers and (ii) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the degree to which competitors take advantage of the access to Telenet’s network, the rates that Telenet receives for such access and other competitive factors or market developments.

Significant FMC Joint Venture Entities

United Kingdom

One Touch Switching. New U.K. rules relating to customer switching of fixed line services came into effect in September 2024. These rules enable customers to change providers by simply contacting their new chosen provider, who will manage the transition of service with the old provider. Refinement of the new processes is expected to continue into 2025, so we cannot be sure of the long-term effects of these new rules on the VMO2 JV.

Telecoms Access Review. Ofcom will commence a review of the wholesale broadband markets in 2025. This will set the regulatory rules in these markets for the five year period from April 2026, through which Ofcom will seek to design and impose regulatory remedies designed to incentivize competition. BT has previously been designated as having SMP, and any deregulation of BT’s SMP’s status may have an impact on the VMO2 JV’s operations as the challenger to BT.

Spectrum Annual License Fees (ALFs). Ofcom has proposed a revised approach to the calculation of ALFs for the 900MHz, 1800MHz and 2100MHz spectrum bands. Under the proposals, the total amount of ALFs paid by all mobile operators, including the VMO2 JV, would be reduced.

Netherlands

On July 10, 2023, the Netherlands’ NRA, the Autoriteit Consument & Markt (ACM), published a draft decision of its analysis of the wholesale fixed access market, concluding that there are five regional markets that are, or tend to be, competitive. On December 12, 2023, the ACM published its final decision to refrain from further regulation of the wholesale local access fixed broadband internet market following review by the European Commission. The ACM found that there is sufficient competition in the telecom market and confirmed its previous position that further regulation of the market is not currently necessary. This decision to deregulate is mainly based on two factors: (i) the approval of KPN’s commercial offer in a formal commitment decision by the ACM, which makes KPN’s fiber network open to various providers of telecom service and allows them to compete effectively at the retail level, and (ii) the announcements of fiber roll-out plans by network operators that will likely cover all geographic areas of the Netherlands within the next five years.

The ACM also adopted a final decision rejecting YouCa’s request for symmetric access to non-replicable network assets of VodafoneZiggo’s cable network in Amsterdam, as it was deemed not proportionate.

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
•risks that relate to certain financial matters;
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

Factors Relating to Competition and Technology

We operate in increasingly competitive markets, and there is a risk that we will not be able to effectively compete with other service providers. The markets for broadband internet, video, telephony and mobile services are highly competitive. In the provision of video services, we face competition from FTA and digital terrestrial television (DTT) broadcasters, video provided via satellite platforms, networks using DSL, VDSL or vectoring technology, multi-channel multi-point distribution system operators, FTTx network operators, OTT video service providers and, in some countries where parts of our systems are overbuilt, cable networks, among others. Our operating businesses are facing increasing competition from video services provided by, or over the networks of, incumbent telecommunications operators and other service providers. As the availability and speed of broadband internet increases, we also face competition from OTT video content providers utilizing our or our competitors’ high-speed internet connections. In the provision of telephony and broadband internet services, we are experiencing increasing competition from the incumbent telecommunications operators and other service providers in each country in which we operate, including for both retail and wholesale products and services, as well as providers of mobile voice and data. The incumbent telecommunications operators typically dominate the market for these services and have the advantage of nationwide networks and greater resources than we have to devote to the provision of these services. Many of the incumbent operators offer double-play, triple-play and quad-play bundles of services. In many countries, we also compete with operators using local loop unbundling to provide these services, other facilities-based operators and wireless providers. Developments in DSL as well as investments in FTTx technology by the incumbent telecommunications operators and alternative providers have improved the attractiveness of our competitors’ products and services and strengthened their competitive position. Developments in wireless technologies, such as 5G, satellite internet and FWA, are creating additional competitive challenges.

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

We expect the level and intensity of competition to continue to increase from both existing competitors and the influx of new market entrants as a result of changes in the regulatory framework of the industries in which we operate, as well as strategic alliances and cooperative relationships among industry participants. Increased competition could result in increased customer churn, reductions in customer acquisition rates for some products and services and significant price and promotional competition in our markets. In combination with difficult economic environments, these competitive pressures could adversely impact our ability to increase or maintain the revenue, average revenue per RGU or mobile subscriber, as applicable (ARPU), RGUs, mobile subscribers, Adjusted EBITDA (as defined in note 19 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K), Adjusted EBITDA margins, liquidity and other financial and operational metrics of our operating segments.

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

Our significant property and equipment additions may not generate a positive return. Significant additions to our property and equipment are, or in the future may be, required to add or retain customers, upgrade or expand our broadband communications networks and to upgrade CPE to enhance our service offerings and improve the customer experience. Additions to our property and equipment require significant capital expenditures for materials and associated labor costs to build out and/or upgrade our networks, as well as for related CPE. Additionally, significant competition, the introduction of new technologies, the expansion of existing technologies, such as FTTx and advanced DSL technologies, the impact of natural disasters or adverse regulatory developments could cause us to decide to undertake previously unplanned builds or upgrades of our networks and CPE.

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

We depend almost exclusively on our relationships with third-party programming providers and broadcasters for programming content, and a failure to acquire a wide selection of popular programming on acceptable terms could adversely affect our business. The success of our video subscription business depends, in large part, on our ability to provide a wide selection of popular programming to our subscribers. In general, we do not produce our own content, and we depend on our agreements, relationships and cooperation with public and private broadcasters, global and regional app providers, rights holders and collective rights associations to obtain such content. If we fail to obtain a diverse array of popular programming for our pay video services, including a sufficient selection of non-linear content (such as a selection of attractive VoD content) and rights for ancillary services such as DVR and catch-up or ‘Replay’ services, on satisfactory terms, we may not be able to offer a compelling video product to our customers at a price they are willing to pay. Additionally, we are frequently negotiating and renegotiating programming agreements and our annual costs for programming can vary. There can be no assurance that we will be able to renegotiate or renew the terms of our programming agreements on acceptable terms, or at all. There has also been a rise in the number of direct-to-consumer offerings from content owners which impacts negotiations and the content, rights available and restrictions imposed on us. Programming and copyright costs represent a significant portion of our operating costs and are subject to price rises in future periods due to various factors, including (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, and (ii) rate increases, including as a result of inflationary pressures.

If we are unable to obtain or retain attractively priced, competitive content, demand for our existing and future video services could decrease, thereby limiting our ability to attract new customers, retain existing customers and/or migrate customers from lower-tier programming to higher-tier programming, thereby inhibiting our ability to execute our business plans. Furthermore, we may be placed at a competitive disadvantage if certain of our competitors obtain exclusive programming rights, particularly with respect to popular sports and movie programming.

We depend on third-party suppliers and licensors to supply and support necessary equipment, software and certain services required for our businesses. We rely on third-party vendors for the equipment, software and services that we require in order to provide services to our customers. Our suppliers often conduct business worldwide and their ability to meet our needs is subject to various risks, including political and economic instability, natural calamities, interruptions in transportation or supply chain systems, terrorism, armed conflict and labor issues. As a result, we may not be able to obtain or update the equipment, software and services required for our businesses on a timely basis or on satisfactory terms. Any shortfall in CPE could lead to delays in completing extensions or upgrades to our networks and in connecting customers to our services and, accordingly, could adversely impact our ability to maintain or increase our RGUs, revenue and cash flows. Also, if demand exceeds the suppliers’ and licensors’ capacity or if they experience financial or operational difficulties, the ability of our businesses to provide some services may be materially adversely affected, which in turn could affect our businesses’ ability to attract and retain customers. Previously, we have experienced certain business disruptions due to the recent worldwide silicon shortage, which has increased, and may continue to increase, the delivery lead times and pricing of certain of our key components. We cannot predict what future disruptions to our business in relation to any further silicon and related component issues. Although we actively monitor the creditworthiness of our key third-party suppliers and licensors, the financial failure of a key third-party supplier or licensor could disrupt our operations and have an adverse impact on our revenue and cash flows. We rely upon intellectual property that is owned or licensed by us to use various technologies, conduct our operations and sell our products and services. Legal challenges could be made against our use of our or our licensed intellectual property rights (such as trademarks, copyright patents and trade secrets) and we may be required to enter into licensing arrangements on unfavorable terms, incur monetary damages or be enjoined from use of the intellectual property rights in question.
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

The continued interest in, and acquisition of, spectrum by existing carriers and other commercial and governmental entities may reduce our ability to acquire, and increase the acquisition cost of, spectrum in the secondary market or negatively impact our ability to gain access to spectrum through other means, including government auctions. Our return on investment in spectrum depends on our ability to attract additional customers and to provide additional services and usage to existing customers. Additionally, applicable regulatory bodies may not be able to provide sufficient additional spectrum to auction. We may also be unable to secure the spectrum necessary to maintain or enhance our competitive position in auctions or in the secondary market on favorable terms or at all.

Certain regulatory bodies may impose conditions on the acquisition or use of new wireless broadband mobile spectrum that may negatively impact our ability to obtain spectrum economically or in appropriate configurations or coverage areas.

If we cannot acquire sufficient spectrum, if competitors acquire spectrum that allows them to provide competitive services or if we cannot deploy our services over acquired spectrum on a timely basis, without burdensome conditions, at reasonable costs or while maintaining network quality levels, our ability to attract and retain customers and our business, financial condition and operating results could be materially adversely affected.

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

Failure in our or third-party technology or telecommunications systems, leakage of sensitive customer data or security breaches could significantly disrupt our operations, reduce our customer base and result in fines, litigation or lost revenue. Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems, including internet sites, data hosting and processing facilities and other hardware, software and technical applications and platforms, as well as our customer service centers. Some of these are managed, hosted, provided or used by third-party service providers or their vendors, to assist in conducting our business. In addition, the hardware supporting a large number of critical systems for our fixed network in a given country or geographic region may be housed in a relatively small number of locations. Our and our third-party service providers’ systems and equipment (including our routers and set-top boxes) are vulnerable to damage or security breach from a variety of sources, including telecommunications failures, power loss (such as blackouts or brownouts), malicious human acts, security flaws and natural disaster or extreme weather events (including heatwaves, large storms and floods, whether or not arising from short-term or long-term changes in weather patterns). Moreover, despite our security measures, unauthorized parties may gain access to or disrupt our or our third-party service providers’ servers, systems and equipment by, among other things, hacking into our servers, systems and equipment or those of our third-party service providers through fraud, computer viruses, worms, phishing, physical or electronic break-ins or burglaries or errors by our or our third-party service providers’ employees. We and our third-party service providers may not be able to anticipate or respond in an adequate and timely manner to attempts to obtain unauthorized access to, disable or degrade our or our third-party service providers’ systems because the techniques for doing so change frequently, are increasingly complex and sophisticated and are difficult to detect for periods of time. In addition, as discussed further below, the security measures and procedures that we and our third-party service providers have in place to protect personal data and other information may not be sufficient to counter all data security breaches, cyber-attacks or system failures. In some cases, mitigation efforts may depend on third parties who may not deliver products or services that meet the required contractual standards or whose hardware, software or network services may be subject to error, defect, delay or outage.

Through our operations, sales and marketing activities, we collect and store certain customer information. This may include phone numbers, drivers license numbers, contact preferences, personal information stored on electronic devices and payment information, including credit and debit card data. We also gather and retain information about employees in the normal course of business. In certain circumstances, where it is lawful to do so, we may share information about such persons with third-party service providers that assist with certain aspects of our business. Unauthorized parties may attempt to gain access to such data and information directly from us or through those third parties using the same methods described in the prior paragraph. As a result, data and information we gather could be subject to misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks or those of our third-party service providers, including customer and personnel data. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered in the U.S. and across some or all of our markets regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like ours that handle a large amount of personal data. Failure to comply with these data protection laws may result in, among other consequences, fines, litigation or regulatory actions by applicable authoritative bodies.

Despite the precautions we have taken, unanticipated problems affecting our systems and equipment could cause business disruptions, such as failures in our information technology systems, disruption in the transmission of signals over our networks, unauthorized access to the data and information we gather or similar problems. There can be no assurance that the security measures that we have implemented to protect our systems and data, and to prevent, detect and respond to data security incidents, will be successful. Any disruptive situation that causes loss, misappropriation, misuse or leakage of data could damage our reputation and the credibility of our operating companies and could subject us to potential liability, including litigation or other legal actions against us, the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies, and lost customers or revenue. Our cyber liability insurance (including third-party liability and first-party liability) may not be sufficient to protect against all of our businesses’ losses from any future disruptions or breaches of their systems or other events as described above. Also, a cybersecurity breach and the changing cybersecurity landscape could require us to devote significant management resources to address the problems associated with the breach and to expend significant additional resources to upgrade further the security measures we employ to protect customer, employee and other personal information against cyber-attacks and other wrongful attempts to access such information, which could result in a disruption of our operations. This includes additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. To date, other than the non-permitted access of certain legacy Virgin Media databases in February of 2020, we have not been subject to cyberattacks or network disruptions that, individually or in the aggregate, have been material to our operations or financial condition. Although we have not detected another material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future.

Factors Relating to Certain Financial Matters

Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects. We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries and joint ventures to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated Adjusted EBITDA (using consistent currency exchange rates for debt and Adjusted EBITDA). As a result, we are highly leveraged. At December 31, 2024, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $9.2 billion, including $0.9 billion that is classified as current on our consolidated balance sheet and $2.4 billion that is not due until 2029 or thereafter. We believe that we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as the amount of debt that is maturing increases in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. As a result of unfavorable geopolitical conditions in 2024, credit markets were not offering attractive terms for issuance and thus we did not complete any refinancing transactions on our consolidated businesses. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and joint ventures and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Accordingly, if our cash provided by operations declines or we encounter other material liquidity requirements, we may be required to seek additional debt or equity financing in order to meet our debt obligations and other liquidity requirements as they come due. In addition, our current debt levels may limit our ability to incur additional debt financing to fund working capital needs, acquisitions, property and equipment additions or other general corporate requirements. We can give no assurance that any additional debt or equity financing will be available on terms that are as favorable as the terms of our existing debt, or at all. Further, our board of directors has approved a share repurchase program for Liberty Global in 2025. Any cash used by our company in connection with any future repurchases of our common shares would not be available for other purposes, including the repayment of debt. For additional information concerning our share repurchase programs, see note 14 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

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
As a result of the restrictions contained in these debt instruments, the companies party thereto, and their subsidiaries, could be unable to obtain additional capital in the future to:
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

In addition, most of the credit agreements to which these subsidiaries and joint ventures are parties include financial covenants that require them, in certain circumstances, to maintain certain leverage ratios if the drawings under the applicable revolving credit facility exceed a certain percentage of the commitments under such revolving credit facility. Their ability to meet these financial covenants may be affected by adverse economic, competitive or regulatory developments and other events beyond their control, and we cannot assure you that these financial covenants will be met. In the event of a default under such subsidiaries’ and joint ventures’ credit agreements or indentures, the lenders or bondholders, as applicable, may accelerate the maturity of the indebtedness under those agreements or indentures, which could result in a default under other outstanding credit facilities or indentures. We cannot be certain that any of these subsidiaries or joint ventures will have sufficient assets to repay indebtedness outstanding under their credit agreements and indentures. Any refinancing of this indebtedness is likely to contain similar restrictive covenants.

We are exposed to interest rate risks. Shifts in such rates may adversely affect the debt service obligations of our subsidiaries and joint ventures. We are exposed to the risk of fluctuations in interest rates, primarily through the credit facilities of certain of our subsidiaries and joint ventures, which are indexed to EURIBOR, the Secured Overnight Financing Rate (SOFR), the Term Secured Overnight Financing Rate (Term SOFR), the Sterling Overnight Index Average (SONIA) or other base rates. Although we enter into various derivative transactions to manage exposure to movements in interest rates, there can be no assurance that we will be able to continue to do so at a reasonable cost, or at all. If we are unable to effectively manage our interest rate exposure through derivative transactions, any increase in market interest rates would increase our interest rate exposure and debt service obligations, which would exacerbate the risks associated with our leveraged capital structure.

There have been significant changes in the benchmark interest rates used to set floating rates on our debt and derivative instruments. ICE Benchmark Administration (the entity that administers LIBOR) ceased to publish GBP LIBOR rates after December 31, 2021, and it ceased to publish USD LIBOR rates after June 30, 2023. The methodology for EURIBOR has been reformed and EURIBOR has been granted regulatory approval to continue to be used.
We have agreed amendments in respect of all of our debt and derivative instruments to replace the ceased rates. For USD, these reference SOFR administered by the Federal Reserve Bank of New York or Term SOFR administered by CME Group Benchmark Administration Limited. For GBP, these reference SONIA administered by the Bank of England.

We are subject to increasing operating costs and inflation risks, which may adversely affect our results of operations. While our operations attempt to increase our subscription rates to offset increases in programming, inputs and operating costs, there is no assurance that they will be able to do so. In certain countries in which we operate, our ability to increase subscription rates is subject to regulatory controls. Also, our ability to increase subscription rates may be constrained by competitive pressures. Therefore, programming, inputs and operating costs may rise faster than associated revenue, resulting in a material negative impact on our cash flows and net earnings or loss. We are also impacted by inflationary pressures, which remain elevated, in salaries, wages, benefits, regulatory, energy and other administrative costs in certain of our markets as a result of, among other things, the ongoing invasion of Ukraine by Russia and the ongoing conflicts in the Middle East.

Continuing uncertainties and challenging conditions in the global economy and in the countries in which we operate may adversely impact our business, financial condition and results of operations. The current macroeconomic environment is highly volatile, with continued instability in global markets, including ongoing trade negotiations, uncertainty over inflation and interest rates, energy price fluctuations, continued escalation in geopolitical tensions having all contributed to a challenging global economic environment. Future developments are dependent upon a number of political and economic factors, including the higher borrowing levels by countries around the world and the potential for lower growth expectations, changing global interest rates, trade protection policies and continued inflationary pressures. As a result, we cannot predict how long challenging conditions will exist or the extent to which the markets in which we operate may deteriorate. Additional risks arising from the ongoing economic challenges in Europe are described below under the Risk Factor titled: We are exposed to sovereign debt and currency instability risks that could have an adverse impact on our liquidity, financial condition and cash flows.

Unfavorable economic conditions, including the current cost-of-living crises in many of the countries in which we operate, may impact a significant number of our subscribers and/or the prices we are able to charge for our products and services and, as a result, it may be (i) more difficult for us to attract new subscribers and maintain current subscribers, (ii) more likely that subscribers will downgrade or disconnect their services and (iii) more difficult for us to maintain ARPUs at existing levels. Countries may also seek new or increased revenue sources due to fiscal deficits. Such actions may further adversely affect our company and our joint ventures. Accordingly, our ability to increase or maintain, the revenue, ARPUs, RGUs, mobile subscribers, Adjusted EBITDA, margins and liquidity of our operating segments could be adversely affected if the macroeconomic environment remains uncertain or declines further. We are currently unable to predict the extent of any of these potential adverse effects.

We are exposed to sovereign debt and currency instability risks that could have an adverse impact on our liquidity, financial condition and cash flows. Our operations are subject to macroeconomic and political risks that are outside of our control. For example, high levels of sovereign debt in the U.S. and several countries in which we or our affiliates operate could potentially lead to additional fiscal reforms (including austerity measures), tax increases, sovereign debt restructurings, high corporate default rates, currency instability, increased counterparty credit risk, high levels of volatility and disruptions in the credit and equity markets, as well as other outcomes that might adversely impact our company. With regard to currency instability issues, concerns exist in the Eurozone with respect to individual macro-fundamentals on a country-by-country basis, as well as with respect to the overall stability of the European monetary union and the suitability of a single currency to appropriately deal with specific fiscal management and sovereign debt issues in individual Eurozone countries. The realization of these concerns could lead to the exit of one or more countries from the European monetary union and the re-introduction of individual currencies in these countries, or, in more extreme circumstances, the possible dissolution of the European monetary union entirely, which could result in the redenomination of a portion or, in the extreme case, all of our euro-denominated assets, liabilities and cash flows to the new currency of the country in which they originated. This could result in a mismatch in the currencies of our assets, liabilities and cash flows. Any such mismatch, together with the capital market disruption that would likely accompany any such redenomination event, could have a material adverse impact on our liquidity and financial condition. Furthermore, any redenomination event would likely be accompanied by significant economic dislocation, particularly within the Eurozone countries, which in turn could have an adverse impact on demand for our products and services, and accordingly, on our revenue and cash flows. Moreover, any changes from euro to non-euro currencies within the countries in which we operate would require us to modify our billing and other financial systems. No assurance can be given that any required modifications could be made within a time frame that would allow us to timely bill our customers or prepare and file required financial reports. In light of the significant exposure that we have to the euro through our euro-denominated borrowings, derivative instruments, cash balances and cash flows, a redenomination event could have a material adverse impact on our company.

We may not freely access the cash of our operating companies. Our operations are conducted through our subsidiaries and joint ventures. Our current sources of corporate liquidity include (i) our cash and cash equivalents, (ii) investments held under separately-managed accounts (SMAs) and the levered structure note and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we also receive (a) proceeds in the form of distributions or loan repayments from our subsidiaries, joint ventures or affiliates, (b) proceeds upon the disposition of investments and other assets and (c) proceeds in connection with the incurrence of debt or the issuance of equity securities. The ability of our operating subsidiaries and joint ventures to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject and in some cases our receipt of such payments or advances may be limited due to tax considerations or the presence of noncontrolling interests. Most of our operating subsidiaries and joint ventures are subject to credit agreements or indentures that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to shareholders and partners, including us. In addition, because these subsidiaries and joint ventures are separate and distinct legal entities they have no obligation to provide us funds for payment obligations, whether by dividends, distributions, loans or other payments.

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

At December 31, 2024, our exposure to counterparty credit risk included (i) cash and cash equivalents, restricted cash and investments held under SMAs of $2.2 billion, (ii) aggregate undrawn debt facilities of $728.5 million and (iii) derivative assets with an aggregate fair value of $442.4 million. For additional information regarding our investments held under SMAs, derivative instruments and debt, see notes 7, 8 and 11, respectively, to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

We may not report net earnings. We reported earnings (loss) from continuing operations of $1,869.1 million, ($3,659.1 million) and $771.7 million during 2024, 2023 and 2022, respectively. In light of our historical financial performance, we cannot be certain that we will report net earnings in the near future.

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

We are exposed to foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk with respect to our debt in situations where our debt is denominated in a currency other than the functional currency of the operations or assets whose cash flows support our ability to repay or refinance such debt. Although we generally match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations or assets that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2024, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations.

We are also exposed to foreign currency exchange rate risk with respect to our cash and cash equivalents and investments held under SMAs. A substantial portion of our cash and cash equivalents is held in U.S. dollars, but we hold balances in other currencies reflecting the operational and strategic needs of the company. The investments held under SMAs are generally in U.S. dollars, and any instruments denominated in a foreign currency are generally hedged back to the U.S. dollar.

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

We are also exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency translation risk during the three months ended December 31, 2024 for our continuing operations was to the euro, as substantially all of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Europe. We do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

Our businesses are subject to risks of adverse regulation. Our businesses are subject to the regulatory regimes of the countries in which they operate. Broadband internet, video distribution, telephony and mobile services are subject to licensing or registration eligibility rules and regulations, which vary by country. Countries in which we operate may adopt laws and regulations regarding electronic commerce or electromagnetic radiation mitigation measures, which could dampen the growth of the broadband or mobile services being offered and developed by our businesses. In a number of countries, our ability to increase prices for or change our services, including the programming packages we offer, is limited by regulation or conditions imposed by competition authorities, is subject to review by regulatory authorities or is subject to termination rights of customers. More significantly, regulatory authorities may require us, particularly if we are deemed to possess SMP or there are significant economic or physical replicability barriers, to grant third parties access to our networks, facilities or services to distribute their own services or resell our services to end customers. Consequently, our businesses must adapt their ownership and organizational structures as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with applicable rules and regulations could result in penalties, restrictions on our business, loss of required licenses or other adverse conditions.

Adverse changes in rules and regulations could:

•impair our ability to use our networks in ways that would generate optimal financial results;
•create a shortage of capacity on our networks, which could limit the types and variety of services we seek to provide our customers;
•impact our ability to access spectrum for our mobile services;
•strengthen our competitors by granting them access and lowering their costs to enter into our markets; and
•significantly and adversely impact our results of operations.

Businesses, including ours, that offer multiple services, such as video distribution as well as broadband, telephony, and/or mobile services, or that are vertically integrated and offer both video distribution and programming content, often face close regulatory scrutiny from competition authorities. This is particularly the case with respect to any proposed business combinations that often require clearance from the European Commission or national competition authorities, which can block, impose conditions on or delay an acquisition, thus possibly hampering our opportunities for growth. Additional scrutiny is also imposed under the national foreign direct investment screening regimes recently adopted by the U.K. and some E.U. Member States, which allow national governments to review and impose conditions on certain transactions involving critical infrastructures such as telecommunications. In the event conditions are imposed and we fail to meet them in a timely manner, the relevant authority or governments may impose fines and, if in connection with a transaction, may require restorative measures, such as a disposition of certain assets or operations.

For information on certain other regulatory developments that could adversely impact our results of operations in future periods, see Legal and Regulatory Proceedings and Other Contingencies in note 18 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

New and existing legislation, and interpretations thereof, may significantly alter the regulatory regimes applicable to us, which could adversely affect our competitive position and profitability, and we may become subject to more extensive regulation, particularly if we are deemed to possess SMP in any of the markets in which we operate. Significant changes to the existing regulatory regimes applicable to the provision of broadband, video, telephony and mobile services have been and are still being introduced. For example, in the E.U., the Code is the primary source of communications regulation affecting our E.U. businesses, including access, user and privacy rights, video must-carry services and our competitive activities. The U.K. has a system that largely reflects the principles of the E.U. In addition, we are subject to regular review by national regulatory authorities in the E.U. and the U.K. concerning whether we exhibit SMP. A finding of SMP can result in our company becoming subject to open access, pricing and other requirements that could potentially advantage our competitors. This has resulted, for example, in obligations with respect to call termination for our telephony business in Europe and video and broadband internet access obligations in Belgium.

If any laws, regulations or rules are enacted or interpreted so as to expand the regulation of our products and services or our disclosure obligations, this could affect our operations or require significant expenditures. We cannot predict future developments in these areas, and any changes to the regulatory framework for our products and services or our disclosure obligations could have a negative impact on our business and results of operations.

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
•legal uncertainty, increased compliance costs and potentially divergent national laws and regulations, as the U.K. determines which E.U. laws and directives to replace or replicate, or where previously implemented by enactment of U.K. laws or regulations, to retain, amend or repeal; and
•various geopolitical forces that may impact the global economy and our business, including, for example, other E.U. Member States (in particular those Member States where we have operations) proposing referendums to, or electing to, exit the E.U.

We cannot be certain that we will be successful with respect to acquisitions, dispositions, joint ventures, partnerships or other similar transactions, or that we will achieve the anticipated benefits thereof. Historically, our businesses have grown, in part, through selective acquisitions that enabled them to take advantage of existing networks, local service offerings and region-specific management expertise, and we have also taken advantage of attractive opportunities to sell select businesses and partner with others. We expect that we will continue improving our company through attractive acquisitions, dispositions, joint ventures, partnerships or other similar transactions in select markets, such as, the sale of UPC Poland in April 2022, the Telenet Tower Sale in June 2022, the Telenet Takeover Bid in October 2023, the Spin-off of Sunrise in November 2024 and the purchase of a controlling interest in Formula E in October 2024, as well as the formations of the VMO2 JV in June 2021, the AtlasEdge JV in September 2021, the nexfibre JV in December 2022 and the creation of Wyre by Telenet and Fluvius in July 2023. Our ability to complete any transaction may be limited by many factors, including government regulation, availability of financing, our or our counterparty’s debt covenants, the prevalence of complex ownership structures among potential targets, acquirers, joint ventures or partners, disapproval by shareholders of potential targets or acquirers and competition from other potential acquirers, including private equity funds. Even if we are successful in completing such transactions, integration and separation activities, including providing transitional services, may present significant costs and challenges, such as diverting the attention of certain of our employees away from other productive activities. We cannot be assured that we will be successful with respect to acquisitions, dispositions, joint ventures, partnerships or other similar transactions or realizing the anticipated benefits thereof.

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
•known or unknown liabilities of the acquired businesses that are larger than expected; and
•other potential adverse consequences and unanticipated expenses or liabilities associated with the applicable transaction.

Additionally, uncertainties over the integration process could cause customers, suppliers, distributors, dealers, retailers and others to seek to change or cancel our existing business relationships or to refuse to renew existing relationships. Suppliers, distributors and content and application providers may also delay or cease developing new products, or supporting legacy products, for us that are necessary for the operations of our business due to uncertainties or lack of available resources. Competitors may also target our existing customers by highlighting potential uncertainties and integration difficulties.

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

Certain operations are conducted by joint ventures that we cannot operate solely for our benefit. Certain of our operations, particularly the VMO2 JV in the U.K. and the VodafoneZiggo JV in the Netherlands, are conducted through joint ventures or partnerships. We share ownership and management of these joint ventures with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information, accounting and making decisions. In certain cases, our joint venture partners must agree in order for the applicable joint venture to take certain actions. Our inability to take unilateral action that we believe is in our best interest may have an adverse effect on the financials or performance of the joint venture and the return on our investment. In joint ventures, we believe our relationship with our co-owners is an important factor to the success of the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.

Our interests in the VodafoneZiggo JV and the VMO2 JV are held pursuant to Shareholders’ Agreements that contain provisions relating to governance as well as transfer and exit rights, which, depending on the circumstances, may not be in the best interest of our company. Our noncontrolling interests in the VodafoneZiggo JV and the VMO2 JV are held pursuant to shareholders’ agreements (each a Shareholders Agreement), which provide the terms of the governance of the VodafoneZiggo JV and the VMO2 JV, as applicable, including among others, decision-making processes, information access, dividend policies and non-compete provisions. These provisions may prevent the VodafoneZiggo JV or the VMO2 JV, as applicable, from making decisions or taking actions that would protect or advance the interests of our company, and could even result in the VodafoneZiggo JV or the VMO2 JV, as applicable, making decisions or taking actions that adversely impact our company. Further, our ability to access the cash of the VodafoneZiggo JV or the VMO2 JV, as applicable, pursuant to the dividend policy contained in the Shareholders Agreements may be restricted in certain circumstances. The Shareholders Agreements also provide for restrictions on the transfer of interests in the VodafoneZiggo JV and the VMO2 JV, as applicable, which could adversely affect our ability to sell our interest in the VodafoneZiggo JV or the VMO2 JV, as applicable, and/or the prices at which our interest may be sold, as well as certain exit arrangements, which could force us to sell our interest. For additional information on the VodafoneZiggo JV or the VMO2 JV and their respective Shareholders Agreement, see note 7 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

We may have exposure to additional tax liabilities. We are subject to income taxes as well as non-income based taxes, such as value-added taxes (VAT) in the U.K., Bermuda, the U.S. and many other jurisdictions around the world. In addition, most tax jurisdictions that we operate in have complex and subjective rules regarding the valuation of intercompany services, cross-border payments between affiliated companies and the related effects on income tax, VAT and transfer tax. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities in many of the jurisdictions in which we operate. These audits may lead to disputes with tax authorities which may result in litigation. Although we believe that our tax estimates are reasonable, any material differences as a result of final determinations of tax audits or tax disputes could have an adverse effect on our financial position and results of operations in the period or periods for which such determination is made.

We are subject to changing tax laws, treaties and regulations in and between the countries in which we operate, including treaties between and among the U.K., the U.S. and many other jurisdictions in which we have a presence. Also, various income tax proposals in the jurisdictions in which we operate could result in changes to the existing laws on which our deferred taxes are calculated. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher income or non-income tax expense, and any such material changes could cause a material change in our effective tax rate. In this regard, there have been significant changes or proposed changes to the tax laws in numerous jurisdictions in which we operate, the impacts of which have been reflected accordingly in our financial statements. These changes have resulted in various initiatives that require the sharing of company financial and operating information with taxing authorities on a local or global basis. This may lead to greater audit scrutiny of profits earned in other countries as well as disagreements between jurisdictions associated with the proper allocation of profits between jurisdictions. Broadly, we are subject to tax laws in the jurisdictions where we have operations, a presence and where we are legally incorporated. In considering these factors and others, it is possible that taxing authorities of the jurisdictions in which we operate and taxing authorities of other different jurisdictions may claim that we are a tax resident of such other countries, which could result in additional operational and financial complications for us.

Disputes with labor unions or works councils may adversely affect our ability to operate in our facilities as well as impact our financial results. Certain of our employees are represented by labor unions or works councils under various collective bargaining agreements with different expiration dates. Our failure to successfully renegotiate labor agreements as they expire could lead to work stoppages or other disputes with labor unions or works councils. Disruptions to our operations as a result of labor disputes could adversely affect us. Any strike, work stoppage or other dispute with a labor union or works council could distract management from operating the business, may displace employees from ordinary job positions to fill in vacant positions, may affect our reputation and could materially adversely affect our business, results of operations and financial condition.

Legislation enacted in Bermuda as to economic substance may affect our operations. Pursuant to the Economic Substance Act 2018 of Bermuda, as amended (the ES Act), a registered entity, other than an entity which is a resident for tax purposes in certain jurisdictions outside Bermuda that carries on as a business any one or more of the “relevant activities” referred to in the ES Act, must comply with economic substance requirements. The ES Act may require in-scope Bermuda entities that are engaged in such “relevant activities” to be directed and managed in Bermuda, have an adequate level of qualified employees in Bermuda, incur an adequate level of annual expenditure in Bermuda maintain physical offices and premises in Bermuda or perform core income-generating activities in Bermuda. The list of “relevant activities” includes carrying on any one or more of banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center and intellectual property holding entities.

To the extent we are conducting a relevant activity, we believe it will be the relevant activity of a “holding entity” within the meaning of the ES Act, and we should only be subject to minimum economic substance requirements under the ES Act and related regulations. However, if we are deemed to be carrying on another “relevant activity,” other than that of a holding entity, we may be required to increase our substance in Bermuda in response to requirements imposed by the ES Act and related regulations. This could result in additional costs that could adversely affect our financial condition or results of operations.

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

Other Factors

We have not historically paid any cash dividends, and we may not pay dividends consistently or at all on any class of our common shares. We have not historically paid dividends on any class of our common shares, however, we have the right to pay dividends, effect securities distributions or make bonus issues on Liberty Global shares.

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

John C. Malone has significant voting power with respect to corporate matters considered by our shareholders. Dr. John C. Malone beneficially owns outstanding common shares of Liberty Global representing 30.52% of our aggregate voting power as of February 16, 2025. By virtue of Dr. Malone’s voting power in our company, as well as his position as Chairman of our board of directors, Dr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to our shareholders for approval. For example, under our bye-laws, certain matters (including amendments to certain provisions of the bye-laws) require the approval of 75% of the outstanding Class A common shares and Class B common shares, voting together as a single class, and other certain corporate transactions or matters may require the approval of at least 75% of the outstanding Class A common shares and Class B common shares, voting together as a single class. Because Dr.

Malone beneficially owns 30.52% of our aggregate voting power, he has the ability to prevent the requisite approval threshold from being met even though the other shareholders may determine that such action or transaction is beneficial for the company. Dr. Malone’s rights to vote or dispose of his equity interests in our company are not subject to any restrictions in favor of us other than as may be required by applicable law and customary transfer restrictions pursuant to equity award agreements.

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

There are potential regulatory limitations on the ownership and transfer of our shares if our shares are delisted from Nasdaq. Our shares may be offered or sold in Bermuda only in compliance with the provisions of the Bermuda Companies Act and the Investment Business Act 2003 of Bermuda, which regulates the sale of securities in Bermuda. In addition, the Bermuda Monetary Authority (BMA) must approve all issues and transfers of shares of a Bermuda exempted company limited by shares. However, the BMA has, pursuant to its statement of June 1, 2005, given its general permission under the Exchange Control Act 1972 and related regulations for the issue and free transfer of our shares to and among persons who are non-residents of Bermuda for exchange control purposes as long as any class of our shares are listed on an appointed stock exchange, which includes Nasdaq. This general permission would cease to apply if none of our shares were to be listed on Nasdaq or another appointed stock exchange.

Geopolitical conflicts, energy shortages and other adverse incidents beyond our control could adversely affect our revenue and results of operations. Political unrest and global conflicts like the ongoing conflict between Russia and Ukraine and the ongoing conflicts in the Middle East have disrupted, and in the future may further continue to disrupt, global supply chains and heighten volatility and disruption of global financial markets. While we do not have direct operations within the conflict areas, the conflicts involving these nations has heightened the disruption to our supply chain, contributing to inflation in our labor and energy costs and may increase our risk of cyberattacks, which could result in significant losses and damage and could damage our reputation with customers and suppliers if their confidential information is compromised. The impact of these global events on our longer-term operational and financial performance will depend on future developments, our and governmental responses to inflation and the duration and severity of these conflicts. Any terrorist attacks or incidents prompted by political unrest, particularly in markets that we serve, and the national and global militaristic, diplomatic and financial response to such attacks or other threats also may adversely affect our revenue and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY

Liberty Global and its subsidiaries are subject to risks from cyber-attacks that have the potential to cause significant interruptions to the operation of their businesses. The frequency of these attempted intrusions has increased in recent years and the sources, motivations and techniques of attack continue to evolve and change rapidly. We have developed a cybersecurity program that is designed to scan for, monitor and identify risks to our confidential or non-public information, protect such information, detect threats and events and maintain an appropriate response and recovery capability to help ensure resilience against cyber-attacks and other information security incidents. We have adopted a variety of measures to monitor and address cyber-related risks and continue to implement and explore additional cybersecurity measures.

Our strategy for managing cyber-related risks is risk-based and, where appropriate, integrated within our comprehensive enterprise risk management processes. Our Chief Security Officer (CSO), who reports directly to our Chief Technology Officer (CTO), leads a dedicated cybersecurity team and is responsible for the design, implementation and execution of our cyber-risk management strategy.

Our CSO and cybersecurity team actively monitor our systems, regularly review our policies, compliance, regulations and best practices, perform penetration testing, conduct incident response exercises and internal ethical phishing campaigns and provide periodic training and communication across our organization to strengthen security focused behavior and foster a culture of digital safety. Our cybersecurity team also routinely participates in industry-wide programs to further information sharing, intelligence gathering and unity of effort in responding to potential or actual attacks. We also periodically review our business continuity plan to develop an effective recovery strategy that seeks to decrease incident response times, limit financial impacts and maintain customer confidence during any business interruption. Our cybersecurity team also administers a third-party risk governance program that identifies potential risks introduced through third-party relationships, such as vendors, software and hardware manufacturers or professional service providers. We seek to obtain certain contractual security guarantees and assurances with these third-party relationships to help ensure the security and safety of our information. The cybersecurity team works closely with a broad range of departments, including legal, regulatory, corporate communications, audit services, information technology and operational technology functions critical to our operations, as well as engaging external vendors to help ensure our cybersecurity program operates effectively.

Our current CSO has significant experience leading cybersecurity efforts at large enterprises, having held top information security positions at a number of international large- and mega-cap companies during her career. She also holds a master of science in security risk management and is qualified as a certified information security manager with the Information Systems Audit and Control Association. Our CSO has been with the company or its subsidiaries for over five years.

Cybersecurity incidents detected by our cybersecurity team are evaluated internally based on their severity, with more serious incidents being escalated, as appropriate, to the highest levels of management, including our CTO, General Counsel and, ultimately, our CEO. These members of our executive leadership team are provided with details of the type and severity of the attack, the company’s planned response to the incident and are briefed on what information was accessed and the impact such incident has had or is expected to have on our operations, as well as any financial or regulatory implications resulting from the incident.

Our Audit Committee is responsible for oversight of our cybersecurity measures, incident response management and risks related to cybersecurity and technology as well as the steps taken by management to mitigate such risks. Our CSO provides periodic updates to the Audit Committee on the state of our cybersecurity posture, new threats or threat actors that we are monitoring or developing defenses against and any potential areas of improvement. Our CEO, CTO, CSO and General Counsel will also provide ad hoc updates to the Audit Committee and full board of directors, as appropriate, in the case of a material cybersecurity incident, providing them a full briefing of the type and scope of the incident as well as our current and planned mitigation efforts. The Audit Committee has several members with significant direct and indirect cybersecurity experience, including Anthony Werner, the former CTO of Comcast Cable and the company, Paul Gould and Miranda Curtis CMG. Cybersecurity and the effectiveness of our cybersecurity strategy are regular topics of discussion at meetings of our Audit Committee and board of directors.

In 2024, there were no cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected or are reasonably likely to materially affect the company, including its business strategy, results of operations or financial condition.

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

The following table sets forth the quarterly range of high and low sales prices of Liberty Global Class B common shares for 2024 and 2023. Although Liberty Global Class B common shares are traded on the Nasdaq Global Select Market, an established public trading market does not exist for the shares, as they are not actively traded.

	Liberty Global Class B common shares
	High	Low

2024
First quarter	$21.77	$16.76
Second quarter	$18.60	$16.01
Third quarter	$21.90	$17.58
Fourth quarter - prior to the Sunrise Distribution	$21.80	$19.71
Fourth quarter - subsequent to the Sunrise Distribution (a)	$14.91	$11.38

2023
First quarter	$22.20	$18.20
Second quarter	$19.84	$16.30
Third quarter	$19.75	$16.86
Fourth quarter	$18.44	$15.47
______________

(a)Share prices reflect the impact of the Sunrise Distribution, which took place on November 13, 2024, at which point Sunrise began trading as a separate public company. The share price information for Liberty Global Class B common shares prior to the Sunrise Distribution has not been retroactively revised. Immediately prior to the Sunrise Distribution, Liberty Global Class B common shares had a closing share price of $20.82. Subsequent to the Sunrise Distribution, Liberty Global Class B common shares had a closing share price of $11.96.

Holders

As of January 31, 2025, there were 30,361, 35 and 33,023 record holders of Liberty Global Class A, Class B and Class C common shares, respectively. These amounts do not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchase of Equity Securities

The following table sets forth information regarding our company’s purchase of its own equity securities during the three months ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly-announced plans or programs	Value of shares that may yet be repurchased under the plans or programs

October 1, 2024 through October 31, 2024:
Class A	—	$—	—	(b)
Class C	2,494,224	$21.55	2,494,224	(b)
November 1, 2024 through November 30, 2024:
Class A	—	$—	—	(b)
Class C	3,290,981	$13.99	3,290,981	(b)
December 1, 2024 through December 31, 2024:
Class A	—	$—	—	(b)
Class C	5,560,507	$13.59	5,560,507	(b)
Total — October 1, 2024 through December 31, 2024:
Class A	—	$—	—	(b)
Class C	11,345,712	$15.46	11,345,712	(b)
_______________

(a)Average price paid per share includes direct acquisition costs.

(b)Our board of directors has approved a new share repurchase program pursuant to which we are authorized to repurchase up to 10% of our outstanding shares as of December 31, 2024. As such, we are authorized to repurchase approximately 34.9 million of our Class A and/or Class C common shares during 2025. Based on the respective closing share prices on December 31, 2024, this would equate to total share repurchases during 2025 of approximately $450.0 million. However, the actual U.S. dollar amount of our share repurchases during 2025 will be determined by the actual transaction date share prices and could differ significantly from this amount.

Stock Performance Graph

The following graph compares the changes in the cumulative total shareholder return on our Liberty Global Class A, Class B and Class C common shares from January 1, 2020 to December 31, 2024, to the change in the cumulative total returns of the Nasdaq US Benchmark Telecom TR Index and the Nasdaq US Benchmark TR Index (assuming reinvestment of dividends, where applicable). The graph assumes that $100 was invested on January 1, 2020.

	December 31,
	2020	2021	2022	2023	2024

Liberty Global - Class A	$106.51	$121.99	$83.25	$78.14	$105.89
Liberty Global - Class B	$107.84	$123.83	$83.55	$78.32	$99.55
Liberty Global - Class C	$108.51	$128.88	$89.15	$85.52	$113.08
Nasdaq US Benchmark Telecom TR Index	$109.83	$115.69	$89.91	$101.36	$122.59
Nasdaq US Benchmark TR Index	$121.27	$152.67	$122.55	$154.93	$192.86

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
•Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2024 and 2023.
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

Included below is an analysis of our results of operations and cash flows for 2024, as compared to 2023. An analysis of our results of operations and cash flows for 2023, as compared to 2022, can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2023, which is available through the Securities and Exchange Commission’s website at www.sec.gov.

The capitalized terms used below have been defined in the notes to our consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data is presented, as of December 31, 2024.

Overview

General

We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe. Our continuing operations comprise businesses that provide residential and B2B communications services in (i) Belgium and Luxembourg through Telenet, (ii) Ireland through VM Ireland and (iii) Slovakia through UPC Slovakia. In addition, we own 50% noncontrolling interests in (a) the VMO2 JV, which provides residential and B2B communications services in the U.K., and (b) the VodafoneZiggo JV, which provides residential and B2B communications services in the Netherlands.

We completed the Spin-off of the Sunrise Entities on November 8, 2024. For additional information, see note 6 to our consolidated financial statements.

On October 2, 2024, we completed the Formula E Acquisition pursuant to which we acquired a controlling interest in Formula E. For additional information, see note 5 to our consolidated financial statements.

In October 2023, we completed the Telenet Takeover Bid, pursuant to which we increased our ownership interest in Telenet to 100%. For additional information, see note 14 to our consolidated financial statements.

Through November 7, 2024, we provided residential and B2B communications services in Switzerland through Sunrise. In addition, through March 31, 2022, we provided residential and B2B communications services in Poland through UPC Poland. Accordingly, the Sunrise Entities and UPC Poland are reflected as discontinued operations for all applicable periods. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations, unless otherwise indicated. For additional information, see note 6 to our consolidated financial statements.

Operations

Our company delivers market-leading products through next-generation networks that connect our customers to broadband internet, video, fixed-line telephony and mobile services. At December 31, 2024, our continuing operations owned and operated networks that passed 5,808,100 homes and served 2,530,900 fixed-line customers and 3,006,800 mobile subscribers.

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

Fixed-line telephony services. We offer fixed-line telephony services via either voice-over-internet-protocol technology or circuit-switched telephony, depending on location.

Mobile services. We offer voice and data mobile services, either over our own networks or as an MVNO over third-party networks, depending on location. In addition, we generate revenue from the sale of mobile handsets.

B2B services. Our B2B services include voice, broadband internet, data, video, wireless and cloud services.

Other. We provide premium electric car racing content through our controlling interest in Formula E. We also have significant investments in ITV, Televisa Univision, Plume, the AtlasEdge JV, EdgeConneX, Lionsgate and several regional sports networks. The investments identified by company name above are intended to be merely illustrative, do not represent a complete list and are not necessarily the largest of our long-term investments. From time to time, we may make investments in other companies that we choose not to identify by company name for commercial, legal, strategic or other reasons. We also provide technology and finance services to the VMO2 JV, the VodafoneZiggo JV and various third parties and affiliates pursuant to service agreements.

For additional information regarding the details of our products and services, see Item 1. Business included in Part I of this Annual Report on Form 10-K.

Strategy and Management Focus

We view our business in three strategic platforms, “Liberty Telecom” (our converged broadband, video and mobile communications businesses), “Liberty Growth” (our global investment arm comprised of various technology, media/content, sports, digital infrastructure and other growth assets) and “Liberty Services” (our innovative technology and finance service platforms offered by our centralized functions). As discussed further under Liquidity and Capital Resources — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

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

Results of Operations

We have completed a number of transactions that impact the comparability of our 2024 and 2023 results of operations, the most notable of which is the Formula E Acquisition on October 2, 2024. For further information, see note 5 to our consolidated financial statements.

In the following discussion, we quantify the estimated impact of material acquisitions (the Acquisition Impact) and dispositions on our operating results. The Acquisition Impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the Acquisition Impact on an acquired entity’s operating results during the first 3 to 12 months following the acquisition date, as adjusted to remove integration costs and any other material unusual or non-operational items, such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, (i) organic variances attributed to an acquired entity during the first 12 months following the acquisition date represent differences between the Acquisition Impact and the actual results and (ii) the calculation of our organic change percentages includes the organic activity of an acquired entity relative to the Acquisition Impact of such entity. With respect to material dispositions, the organic changes that are discussed below reflect adjustments to exclude the historical prior-year results of any disposed entities to the extent that such entities are not included in the corresponding results for the current-year period.

Changes in foreign currency exchange rates have a significant impact on our reported operating results, as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the three months ended December 31, 2024 for our continuing operations was to the euro, as substantially all of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Annual Report on Form 10-K, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

General

Telenet, VM Ireland, the VMO2 JV and the VodafoneZiggo JV derive their revenue primarily from residential and B2B communications services. For detailed information regarding the composition of our reportable segments, our “all other category” and how we define and categorize our revenue components, see note 19 to our consolidated financial statements. For information regarding the results of operations of the VMO2 JV and the VodafoneZiggo JV, refer to Discussion and Analysis of our Consolidated Operating Results — Share of results of affiliates, net below.

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segments for 2024, as compared to 2023. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) with respect to our consolidated reportable segments, the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our reportable segments for 2024 and 2023 at the end of this section.

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

We are subject to inflationary pressures with respect to certain costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our reportable segments. Any cost increases that we are not able to pass on to our subscribers through rate increases would result in increased pressure on our operating margins. For additional information regarding our foreign currency exchange risks see Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

The following table provides a reconciliation of earnings (loss) from continuing operations to total consolidated Adjusted EBITDA:

	Year ended December 31,
	2024	2023	2022
	in millions

Earnings (loss) from continuing operations	$1,869.1	$(3,659.1)	$771.7
Income tax expense (benefit)	(30.8)	213.1	406.7
Other income, net	(201.8)	(211.4)	(101.0)
Gain on sale of All3Media	(242.9)	—	—
Gain associated with the Formula E Acquisition	(190.7)	—	—
Gain associated with the Telenet Wyre Transaction	—	(377.8)	—
Gain on Telenet Tower Sale	—	—	(700.5)
Share of results of affiliates, net	205.6	2,018.4	1,268.3
Realized and unrealized losses due to changes in fair values of certain investments, net	28.4	556.6	317.0
Foreign currency transaction losses (gains), net	(1,756.5)	719.7	(1,298.8)
Realized and unrealized gains on derivative instruments, net	(315.2)	(78.3)	(854.4)
Interest expense	574.7	505.0	300.9
Operating income (loss)	(60.1)	(313.8)	109.9
Impairment, restructuring and other operating items, net	49.6	43.0	62.3
Depreciation and amortization, net	1,002.0	1,216.4	1,093.6
Share-based compensation expense	168.3	204.8	163.2
Total consolidated Adjusted EBITDA	$1,159.8	$1,150.4	$1,429.0

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

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Telenet	$3,084.4	$3,089.2	$(4.8)	(0.2)	$(12.2)	(0.4)
VM Ireland	491.4	506.1	(14.7)	(2.9)	(14.9)	(2.9)
Total consolidated reportable segments	3,575.8	3,595.3	(19.5)	(0.5)
Plus: all other category	1,013.6	776.2	237.4	30.6
Less: elimination of intercompany consolidated revenue	(247.5)	(255.7)	8.2	N.M.
Total consolidated	$4,341.9	$4,115.8	$226.1	5.5	$189.6	4.6

VMO2 JV	$13,649.7	$13,574.1	$75.6	0.6
VodafoneZiggo JV	$4,450.5	$4,450.5	$—	—
______________

N.M. — Not Meaningful.

Telenet. The details of the decrease in Telenet’s revenue during 2024, as compared to 2023, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(57.4)	$—	$(57.4)
ARPU	51.7	—	51.7
Increase in residential fixed non-subscription revenue	—	1.4	1.4
Total increase (decrease) in residential fixed revenue	(5.7)	1.4	(4.3)
Increase (decrease) in residential mobile revenue (a)	0.6	(17.1)	(16.5)
Increase (decrease) in B2B revenue (b)	12.8	(35.5)	(22.7)
Increase in other revenue (c)	—	31.3	31.3
Total organic increase (decrease)	7.7	(19.9)	(12.2)
Impact of acquisitions	—	7.1	7.1
Impact of FX	0.2	0.1	0.3
Total	$7.9	$(12.7)	$(4.8)
_______________

(a)The decrease in residential mobile non-subscription revenue is primarily attributable to lower interconnect revenue.

(b)The increase in B2B subscription revenue is primarily due to an increase in the average number of customers. The decrease in B2B non-subscription revenue is primarily attributable to (i) lower interconnect revenue and (ii) a decrease in revenue from wholesale services.

(c)The increase in other revenue is primarily attributable to higher broadcasting revenue. In addition, the increase in other revenue includes the one-off impact of the recognition of previously deferred revenue of approximately $18 million during the third quarter of 2024.

VM Ireland. The details of the decrease in VM Ireland’s revenue during 2024, as compared to 2023, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(11.5)	$—	$(11.5)
ARPU	(3.4)	—	(3.4)
Decrease in residential fixed non-subscription revenue	—	(0.2)	(0.2)
Total decrease in residential fixed revenue	(14.9)	(0.2)	(15.1)
Decrease in residential mobile revenue	(0.6)	(1.1)	(1.7)
Increase in B2B revenue	0.6	3.2	3.8
Decrease in other revenue	—	(1.9)	(1.9)
Total organic decrease	(14.9)	—	(14.9)
Impact of FX	0.2	—	0.2
Total	$(14.7)	$—	$(14.7)

Programming and Other Direct Costs of Services, Other Operating Expenses and SG&A Expenses of our Reportable Segments

For information regarding the changes in our (i) programming and other direct costs of services, (ii) other operating expenses and (iii) SG&A expenses, see Discussion and Analysis of our Consolidated Operating Results below.

Adjusted EBITDA of our Reportable Segments

Adjusted EBITDA is the primary measure used by our CODM to evaluate segment operating performance. As presented below, consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our consolidated statements of operations. The following table sets forth the Adjusted EBITDA of our reportable segments.

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Telenet	$1,292.2	$1,315.2	$(23.0)	(1.7)	$(27.6)	(2.1)
VM Ireland	178.3	181.4	(3.1)	(1.7)	(2.9)	(1.6)
Total consolidated reportable segments	1,470.5	1,496.6	(26.1)	(1.7)
Plus: all other category	(188.7)	(215.1)	26.4	N.M.
Less: elimination of intercompany consolidated Adjusted EBITDA	(122.0)	(131.1)	9.1	N.M.
Total consolidated	$1,159.8	$1,150.4	$9.4	0.8	$21.6	1.9

VMO2 JV	$4,503.4	$4,531.3	$(27.9)	(0.6)
VodafoneZiggo JV	$2,033.9	$1,972.5	$61.4	3.1
_______________

N.M. — Not Meaningful.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our reportable segments:

	Year ended December 31,
	2024	2023

Telenet	41.9%	42.6%
VM Ireland	36.3%	35.8%

VMO2 JV	33.0%	33.4%
VodafoneZiggo JV	45.7%	44.3%

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
	in millions, except percentages
Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$890.6	$872.0	$18.6	2.1	$18.4	2.1
Video	598.2	616.2	(18.0)	(2.9)	(18.1)	(2.9)
Fixed-line telephony	196.0	217.0	(21.0)	(9.7)	(20.9)	(9.6)
Total subscription revenue	1,684.8	1,705.2	(20.4)	(1.2)	(20.6)	(1.2)
Non-subscription revenue	21.6	21.3	0.3	1.4	1.2	5.6
Total residential fixed revenue	1,706.4	1,726.5	(20.1)	(1.2)	(19.4)	(1.1)
Residential mobile revenue (c):
Subscription revenue (b)	487.1	487.1	—	—	—	—
Non-subscription revenue	169.3	187.8	(18.5)	(9.9)	(18.2)	(9.7)
Total residential mobile revenue	656.4	674.9	(18.5)	(2.7)	(18.2)	(2.7)
Total residential revenue	2,362.8	2,401.4	(38.6)	(1.6)	(37.6)	(1.6)
B2B revenue (d):
Subscription revenue	431.5	417.8	13.7	3.3	13.5	3.2
Non-subscription revenue	411.3	440.8	(29.5)	(6.7)	(36.6)	(8.2)
Total B2B revenue	842.8	858.6	(15.8)	(1.8)	(23.1)	(2.7)
Other revenue (e)	1,136.3	855.8	280.5	32.8	250.3	28.4
Total	$4,341.9	$4,115.8	$226.1	5.5	$189.6	4.6
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $43.9 million and $57.9 million during 2024 and 2023, respectively.

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

(e)Other revenue includes, among other items, (i) broadcasting revenue at Telenet and VM Ireland, (ii) revenue earned from the U.K. JV Services and NL JV Services and (iii) revenue earned from the sale of CPE to the VMO2 JV and the VodafoneZiggo JV.

Total revenue. Our consolidated revenue increased $226.1 million or 5.5% during 2024, as compared to 2023. This increase includes an increase of $18.5 million attributable to the impact of the Formula E Acquisition. On an organic basis, our consolidated revenue increased $189.6 million or 4.6%.

Residential revenue. The details of the decrease in our consolidated residential revenue during 2024, as compared to 2023, are as follows (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(69.7)
ARPU	49.1
Increase in residential fixed non-subscription revenue	1.2
Total decrease in residential fixed revenue	(19.4)
Decrease in residential mobile non-subscription revenue	(18.2)
Total decrease in residential revenue	(37.6)
Impact of FX	(1.0)
Total decrease in residential revenue	$(38.6)

On an organic basis, our consolidated residential fixed subscription revenue decreased $20.6 million or 1.2% during 2024, as compared to 2023, primarily attributable to a decrease at VM Ireland.

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $18.2 million or 9.7% during 2024, as compared to 2023, primarily due to a decrease at Telenet.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $13.5 million or 3.2% during 2024, as compared to 2023, primarily due to an increase at Telenet.

On an organic basis, our consolidated B2B non-subscription revenue decreased $36.6 million or 8.2% during 2024, as compared to 2023, primarily due to a decrease at Telenet.

Other revenue. On an organic basis, our consolidated other revenue increased $250.3 million or 28.4% during 2024, as compared to 2023, primarily attributable to (i) an increase in revenue earned from the sale of CPE to the VMO2 JV beginning in 2024 and (ii) an increase in revenue earned from the U.K. JV Services and NL JV Services. For additional information regarding the increase in revenue earned from the U.K. JV Services and NL JV Services, see note 19 to our consolidated financial statements.

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

The details of our programming and other direct costs of services are as follows:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Telenet	$764.5	$789.1	$(24.6)	(3.1)	$(26.9)	(3.4)
VM Ireland	127.7	139.0	(11.3)	(8.1)	(11.5)	(8.3)
Total consolidated reportable segments	892.2	928.1	(35.9)	(3.9)
Plus: all other category	644.4	446.5	197.9	44.3
Less: elimination of intercompany consolidated programming and other direct costs of services	(85.9)	(89.1)	3.2	N.M.
Total consolidated	$1,450.7	$1,285.5	$165.2	12.9	$143.9	11.0
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $165.2 million or 12.9% during 2024, as compared to 2023. This increase includes an increase of $20.1 million attributable to the impact of the Formula E Acquisition. On an organic basis, our programming and other direct costs of services increased $143.9 million or 11.0%. This increase includes the following factors:

•An increase in costs of $138.2 million related to the sale of CPE to the VMO2 JV beginning in 2024;

•An increase in costs of $50.5 million due to lower capitalization as a result of our decision in May 2023 to market and sell certain of our internally-developed software to third parties, as further described in note 19 to our consolidated financial statements;

•A decrease in interconnect and access costs of $24.5 million or 19.0%, primarily due to lower interconnect and mobile roaming costs at Telenet;

•A decrease in costs of $24.1 million related to lower sales of CPE to the VodafoneZiggo JV;

•An increase of $17.2 million related to the recognition of a loss during the fourth quarter of 2024 associated with certain minimum purchase commitments;

•A decrease in programming and copyright costs of $10.4 million or 1.8%, primarily attributable to lower costs for certain content at VM Ireland and Telenet; and

•An increase in costs of $7.6 million related to third-party CPE development costs recognized in the fourth quarter of 2024.

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

The details of our other operating expenses are as follows:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Telenet	$515.5	$512.8	$2.7	0.5	$1.9	0.4
VM Ireland	123.5	123.4	0.1	0.1	(0.2)	(0.2)
Total consolidated reportable segments	639.0	636.2	2.8	0.4
Plus: all other category	139.3	149.8	(10.5)	(7.0)
Less: elimination of intercompany consolidated other operating expenses	(35.0)	(31.8)	(3.2)	N.M.
Total consolidated (excluding share-based compensation expense)	743.3	754.2	(10.9)	(1.4)	$(12.9)	(1.7)
Share-based compensation expense	17.8	11.3	6.5	57.5
Total consolidated	$761.1	$765.5	$(4.4)	(0.6)
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) decreased $10.9 million or 1.4% during 2024, as compared to 2023. On an organic basis, our other operating expenses decreased $12.9 million or 1.7%. This decrease includes the following factors:

•A decrease in core network and information technology-related costs of $15.6 million or 8.3%, primarily due to the net effect of (i) lower network maintenance and outsourced data center costs, (ii) higher information technology-related costs and (iii) lower leased bandwidth costs at Telenet;

•A decrease in business service costs of $13.6 million or 13.6%, primarily due to lower energy costs at Telenet;

•An increase in outsourced labor costs of $11.5 million or 12.0%, primarily associated with customer-facing activities at Telenet;

•A $11.2 million increase in costs at Telenet associated with the one-time benefit during the second quarter of 2023 from expected settlements of certain operational contingencies;

•A decrease in personnel costs of $9.8 million or 4.4%, primarily due to (i) lower average costs per employee, as an overall decrease was only partially offset by an increase at Telenet, and (ii) lower staffing levels; and

•A decrease in customer service costs of $8.7 million or 12.2%, primarily related to lower call center costs at Telenet.

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

The details of our SG&A expenses are as follows:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2024	2023	$	%	$	%
	in millions, except percentages

Telenet	$512.2	$472.1	$40.1	8.5	$40.3	8.5
VM Ireland	61.9	62.3	(0.4)	(0.6)	(0.3)	(0.5)
Total consolidated reportable segments	574.1	534.4	39.7	7.4
Plus: all other category	418.6	395.0	23.6	6.0
Less: elimination of intercompany consolidated SG&A expenses	(4.6)	(3.7)	(0.9)	N.M.
Total consolidated (excluding share-based compensation expense)	988.1	925.7	62.4	6.7	$43.2	4.6
Share-based compensation expense	150.5	193.5	(43.0)	(22.2)
Total consolidated	$1,138.6	$1,119.2	$19.4	1.7
______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Year ended December 31,		Increase		Organic increase
	2024	2023	$	%	$	%
	in millions, except percentages

General and administrative (a)	$686.6	$637.4	$49.2	7.7	$29.9	4.6
External sales and marketing	301.5	288.3	13.2	4.6	13.3	4.6
Total	$988.1	$925.7	$62.4	6.7	$43.2	4.6
______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $62.4 million or 6.7% during 2024, as compared to 2023. This increase includes an increase of $14.7 million attributable to the impact of the Formula E Acquisition. On an organic basis, our SG&A expenses increased $43.2 million or 4.6%. This increase includes the following factors:

•An increase in personnel costs of $29.7 million or 6.2%, primarily at Telenet, due to (i) an increase in temporary personnel costs and (ii) higher average costs per employee; and

•An increase in external sales and marketing costs of $13.3 million or 4.6%, primarily due to higher costs associated with advertising campaigns at Telenet.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Year ended December 31,
	2024	2023
	in millions

Liberty Global (a):
Non-performance based incentive awards (b)	$113.9	$137.7
Performance based incentive awards (c)	18.6	6.9
Other (d)	29.7	26.9
Total Liberty Global	162.2	171.5
Telenet share-based incentive awards (e)	—	27.7
Other	6.1	5.6
Total	$168.3	$204.8
Included in:
Other operating expenses	$17.8	$11.3
Total SG&A expenses	150.5	193.5
Total	$168.3	$204.8
_______________

(a)In accordance with the terms of the Telenet Takeover Bid, we issued Telenet Replacement Awards to employees and former directors of Telenet in exchange for corresponding Telenet awards. In connection with the Telenet Takeover Bid, the Telenet Replacement Awards were remeasured as of October 13, 2023 in a 1:2 ratio between Liberty Global Class A and Liberty Global Class C common shares. No incremental share-based compensation expense was recognized from the remeasurement and modification of the Telenet awards. The Telenet Replacement Awards were re-granted on November 7, 2023, resulting in total share-based compensation expense of $50.0 million, of which $8.5 million was recognized on this date due to the immediate vesting of select Telenet Replacement Awards. The remaining expense of $41.5 million will be amortized over the remaining service periods of the unvested Telenet Replacement Awards, subject to forfeitures and the satisfaction of performance conditions. For further information regarding the Telenet Takeover Bid, see note 14 to our consolidated financial statements.

(b)In April 2023, the compensation committee of our board of directors approved the extension of the expiration dates of outstanding SARs and director options granted in 2016 through 2018 from a seven-year term to a ten-year term (prior to 2019, awards granted under the 2014 Incentive Plans expired seven years after the grant date). Accordingly, the Black-Scholes fair values of the outstanding awards increased, resulting in the recognition of an aggregate incremental share-based compensation expense of $25.9 million during 2023.
(c)The 2024 amount includes share-based compensation expense related to the 2024 PSUs. The 2023 amount includes share-based compensation expense related to certain Telenet Replacement Awards.

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

Depreciation and amortization expense

Our depreciation and amortization expense was $1,002.0 million and $1,216.4 million during 2024 and 2023, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $207.4 million or 17.1% during 2024, as compared to 2023. This decrease is primarily due to the net effect of (i) a decrease associated with certain assets becoming fully depreciated, including (a) with respect to the impact of our decision in May 2023 to market and sell certain of our internally-developed software to third parties and (b) amounts at Telenet, (ii) an increase associated with property and equipment additions related to the installation of CPE, the expansion and upgrade of our networks and other capital initiatives, primarily at Telenet and VM Ireland, and (iii) an increase associated with acquisitions, primarily related to the Telenet Wyre Transaction. For additional information regarding our recent acquisitions, see note 5 to our consolidated financial statements.

Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $49.6 million and $43.0 million during 2024 and 2023, respectively.

The 2024 amount primarily includes (i) restructuring costs of $25.3 million, including amounts at Telenet, and (ii) a provision for legal contingencies of $20.7 million.

The 2023 amount primarily includes (i) direct acquisition and disposition costs of $29.3 million, primarily at Telenet, and (ii) restructuring costs of $20.0 million, primarily at Telenet and VM Ireland.

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

Interest expense

We recognized interest expense of $574.7 million and $505.0 million during 2024 and 2023, respectively. Excluding the effects of FX, interest expense increased $69.5 million or 13.8% during 2024, as compared to 2023. This increase is primarily attributable to a higher average outstanding debt balance and a higher weighted average interest rate. For additional information regarding our outstanding indebtedness, see note 11 to our consolidated financial statements.
It is possible that the interest rates on (i) any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) our variable-rate indebtedness could increase in future periods. As further discussed in note 8 to our consolidated financial statements and under Item 7A. Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

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

	Year ended December 31,
	2024	2023
	in millions

Cross-currency and interest rate derivative contracts (a)	$323.7	$(186.2)
Equity-related derivative instruments (b)	(38.6)	258.5
Foreign currency forward and option contracts	30.0	6.1
Other	0.1	(0.1)
Total	$315.2	$78.3
_______________
(a)The gain during 2024 is primarily attributable to the net effect of (i) a net gain associated with changes in the relative value of certain currencies and (ii) a net loss associated with changes in certain market interest rates. In addition, the gain during 2024 includes a net loss of $7.7 million resulting from changes in our credit risk valuation adjustments. The loss during 2023 is attributable to net losses associated with changes in (a) certain market interest rates and (b) the relative value of certain currencies. In addition, the loss during 2023 includes a net gain of $8.4 million resulting from changes in our credit risk valuation adjustments.

(b)For information concerning the factors that impact the valuations of our equity-related derivative instruments, see note 9 to our consolidated financial statements.

For additional information concerning our derivative instruments, see note 8 to our consolidated financial statements and Item 7A. Quantitative and Qualitative Disclosures about Market Risk below.

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

	Year ended December 31,
	2024	2023
	in millions

Intercompany balances denominated in a currency other than the entity’s functional currency (a)	$1,964.0	$(839.0)
U.S. dollar-denominated debt issued by euro functional currency entities	(217.7)	116.1
Cash and restricted cash denominated in a currency other than the entity’s functional currency	8.8	6.2
Other	1.4	(3.0)
Total	$1,756.5	$(719.7)
_______________

(a)Amounts primarily relate to loans between certain of our non-operating subsidiaries in Europe.

For information regarding how we manage our exposure to foreign currency risk, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

Realized and unrealized losses due to changes in fair values of certain investments, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. For additional information regarding our investments and fair value measurements, see notes 7 and 9, respectively, to our consolidated financial statements. The details of our realized and unrealized losses due to changes in fair values of certain investments, net, are as follows:

	Year ended December 31,
	2024	2023
	in millions

EdgeConneX	$147.6	$122.3
Plume	(95.4)	(77.8)
Lacework (a)	(75.8)	(148.6)
Vodafone	57.4	(362.4)
Televisa Univision	(52.1)	(9.9)
ITV	46.9	(40.5)
SMAs	33.7	(26.4)
Pax8 (b)	(27.9)	1.3
Aviatrix	(24.5)	(22.7)
Lionsgate	(16.2)	32.9
Other, net	(22.1)	(24.8)
Total	$(28.4)	$(556.6)
_______________

(a)We completed the sale of our investment in Lacework during the third quarter of 2024.

(b)We completed the sale of our investment in Pax8 during the fourth quarter of 2024.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Year ended December 31,
	2024	2023
	in millions

VodafoneZiggo JV (a)	$(69.3)	$(196.7)
AtlasEdge JV	(40.9)	(31.1)
Formula E (b)	(29.1)	(19.4)
VMO2 JV (c)	(29.0)	(1,723.1)
All3Media (d)	(15.5)	4.0
Streamz	(2.3)	(6.9)
nexfibre JV	(2.2)	(34.7)
Other, net	(17.3)	(10.5)
Total	$(205.6)	$(2,018.4)
_______________

(a)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $55.4 million and $55.3 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Year ended December 31,
	2024	2023
	in millions

Revenue	$4,450.5	$4,450.5
Adjusted EBITDA	$2,033.9	$1,972.5
Operating income (1)	$321.0	$250.5
Non-operating expense (2)	$(707.3)	$(865.1)
Net loss	$(257.1)	$(510.0)
_______________

(1)Includes depreciation and amortization expense of $1,696.3 million and $1,677.2 million, respectively.

(2)Includes interest expense of $822.9 million and $787.8 million, respectively.

The change in the VodafoneZiggo JV’s revenue during 2024, as compared to 2023, is primarily due to the net effect of (i) a decrease in residential fixed revenue, (ii) an increase in residential mobile revenue and (iii) an increase in B2B fixed revenue. The change in the VodafoneZiggo JV’s Adjusted EBITDA during 2024, as compared to 2023, is primarily due to the net effect of (a) lower energy costs, (b) an increase in wage costs and (c) an increase in programming costs. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(b)Includes our share of results of Formula E prior to the Formula E Acquisition Date.

(c)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees who were formerly employees of Liberty Global prior to the VMO2 JV formation, as these awards remain our responsibility. The summarized results of operations of the VMO2 JV are set forth below:

	Year ended December 31,
	2024	2023
	in millions

Revenue	$13,649.7	$13,574.1
Adjusted EBITDA	$4,503.4	$4,531.3
Operating income (loss) (1)	$1,037.8	$(2,274.5)
Non-operating expense (2)	$(1,004.7)	$(1,454.3)
Net loss	$(1,634.7)	$(3,438.6)
_______________

(1)Includes depreciation and amortization expense of $3,311.7 million and $3,693.5 million, respectively.

(2)Includes interest expense of $1,634.7 million and $1,505.1 million, respectively. In addition, the 2023 amount includes a charge of £2.3 billion ($2.9 billion at the applicable rate) related to the VMO2 JV’s goodwill impairment, as described in note 7 to our consolidated financial statements.

The change in the VMO2 JV’s revenue during 2024, as compared to 2023, is primarily due to the net effect of (i) a decrease in mobile revenue due to lower handset sales, (ii) an increase in other revenue related to low-margin construction revenue from the nexfibre JV, (iii) an increase in residential fixed revenue and (iv) a one-time increase in 2023 of $48 million in other revenue due to a change in the contract terms with a related-party supplier, with each revenue category as defined and reported by the VMO2 JV. The change in the VMO2 JV’s Adjusted EBITDA during 2024, as compared to 2023, is primarily due to the net effect of (a) higher costs related to information technology and digital efficiency programs, (b) the benefit of approximately $62 million during 2024 related to higher capitalized costs by the VMO2 JV due to a change in the terms of a related-party contract under which Liberty Global now sells CPE hardware and embedded essential software to the VMO2 JV, (c) the aforementioned one-time revenue increase in 2023, (d) a handset inventory-related adjustment increasing cost of sales by approximately $27 million in 2024 and (e) a reduction in costs of $19 million in 2023 due to a change in the contract terms of services provided by a related-party. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(d)We completed the sale of our investment in All3Media during the second quarter of 2024.

For additional information regarding our equity method investments, see note 7 to our consolidated financial statements.

Gain on sale of All3Media

In connection with the sale of All3Media, we recognized a gain of $242.9 million during 2024. For additional information, see note 7 to our consolidated financial statements.

Gain associated with the Formula E Acquisition

In connection with the Formula E Acquisition, we recognized a gain of $190.7 million during 2024. For additional information, see note 5 to our consolidated financial statements.

Gain associated with the Telenet Wyre Transaction

In connection with the Telenet Wyre Transaction, we recognized a net gain of $377.8 million during 2023. For additional information, see note 5 to our consolidated financial statements.

Other income, net

We recognized other income, net, of $201.8 million and $211.4 million during 2024 and 2023, respectively. These amounts include interest and dividend income of $199.3 million and $211.7 million, respectively.

Income tax benefit (expense)
We recognized income tax benefit (expense) of $30.8 million and ($213.1 million) during 2024 and 2023, respectively.

The income tax benefit during 2024 differs from the expected income tax expense of $459.6 million (based on the U.K. income tax rate of 25.0%), primarily due to the net positive impact of (i) non-deductible or non-taxable foreign currency exchange results, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other expenses and (iii) the recognition of previously unrecognized tax benefits.

The income tax expense during 2023 differs from the expected income tax benefit of $809.8 million (based on the U.K. blended income tax rate of 23.5%), primarily due to the net negative impact of (i) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates, (ii) a net increase in valuation allowances, (iii) non-deductible or non-taxable foreign currency exchange results and (iv) certain permanent differences between the financial and tax accounting treatment of interest and other expenses.

For additional information concerning our income taxes, see note 13 to our consolidated financial statements.

Earnings (loss) from continuing operations

During 2024 and 2023, we reported earnings (loss) from continuing operations of $1,869.1 million and ($3,659.1 million), respectively, consisting of (i) operating loss of $60.1 million and $313.8 million, respectively, (ii) net non-operating income (expense) of $1,898.4 million and ($3,132.2 million), respectively, and (iii) income tax benefit (expense) of $30.8 million and ($213.1 million), respectively.

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

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Liquidity and Capital Resources — Capitalization below, we expect we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our consolidated statements of operations, see Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Earnings (loss) from discontinued operations, net of taxes

We reported loss from discontinued operations, net of taxes, of $223.2 million and $214.7 million during 2024 and 2023, respectively, related to the operations of the Sunrise Entities. For additional information, see note 6 to our consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests was $57.9 million and $177.9 million during 2024 and 2023, respectively. The 2024 amount is primarily attributable to noncontrolling interests at Telenet associated with the results of operations of Wyre. The 2023 amount is primarily attributable to the results of operations of Telenet prior to the Telenet Takeover Bid.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Each of our significant operating subsidiaries is separately financed within one of our two subsidiary “borrowing groups”. These borrowing groups include the respective restricted parent and subsidiary entities within Telenet and VM Ireland. Although our borrowing groups typically generate cash from operating activities, the terms of the instruments governing the indebtedness of these borrowing groups may restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash, cash equivalents and SMAs

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents and investments held under SMAs at December 31, 2024 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$3.6
Unrestricted subsidiaries (b)	690.7
Total Liberty Global and unrestricted subsidiaries	694.3
Borrowing groups (c):
Telenet	1,109.7
VM Ireland	12.3
Total borrowing groups	1,122.0
Total cash and cash equivalents (d)	1,816.3
Investments held under SMAs (e)	433.1
Total cash and cash equivalents and investments held under SMAs	$2,249.4
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(d)The total cash and cash equivalents balance includes $1,207.2 million or 66.5% and $565.3 million or 31.1% denominated in euros and U.S. dollars, respectively.

(e)The balance of our investments held under SMAs is held by unrestricted subsidiaries of Liberty Global and includes $408.9 million or 94.4% denominated in U.S. dollars.

For additional information regarding our cash and cash equivalents and investments held under SMAs, see the discussion under Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Cash and Investments below.

Liquidity of Liberty Global and its unrestricted subsidiaries
The $3.6 million of cash held by Liberty Global and, subject to certain tax and legal considerations, the $690.7 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $433.1 million of investments held under SMAs, represented available liquidity at the corporate level at December 31, 2024. Our remaining cash and cash equivalents of $1,122.0 million at December 31, 2024 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at December 31, 2024, see note 11 to our consolidated financial statements.

Our short-term sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) investments held under SMAs, (iii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments, including dividend distributions received from the VMO2 JV or the VodafoneZiggo JV, (iv) cash received with respect to transitional and other services provided to various third parties and affiliates and (v) interest payments received with respect to the VodafoneZiggo JV Receivables.

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of dividend distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VMO2 JV or the VodafoneZiggo JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries, such as the sales of UPC Poland and All3Media, and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all.

At December 31, 2024, our consolidated cash and cash equivalents included $1,812.7 million held by entities that are domiciled outside of Bermuda. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

In addition, the amount of cash we receive from our subsidiaries and affiliates to satisfy U.S. dollar-denominated liquidity requirements is impacted by fluctuations in exchange rates, particularly with regard to the translation of euros and British pound sterling into U.S. dollars. In this regard, the strengthening (weakening) of the U.S. dollar against these currencies will result in decreases (increases) in the U.S. dollars received from the applicable subsidiaries and affiliates to fund the repurchase of our equity securities and other U.S. dollar-denominated liquidity requirements.

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

During 2024, the aggregate amount of our share repurchases, including direct acquisition costs, was $678.5 million. For additional information regarding our share repurchase programs, see note 14 to our consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at December 31, 2024, see note 11 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our December 31, 2024 consolidated balance sheet. In this regard, we have significant commitments related to (a) purchase obligations associated with CPE and certain service-related commitments, (b) certain operating costs associated with our networks and (c) programming, studio output and sports rights contracts. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, a significant portion of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 18 to our consolidated financial statements.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global Ltd. Our credit facilities and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At December 31, 2024, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At December 31, 2024, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $9.2 billion, including $0.9 billion that is classified as current on our consolidated balance sheet and $2.4 billion that is not due until 2029 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at December 31, 2024.

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

Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX. See related discussion under Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

Summary. The 2024 and 2023 consolidated statements of cash flows of our continuing operations are summarized as follows:

	Year ended December 31,
	2024	2023	Change
	in millions

Net cash provided by operating activities	$1,331.2	$1,199.3	$131.9
Net cash provided (used) by investing activities	1,145.5	(1,280.2)	2,425.7
Net cash used by financing activities	(806.2)	(595.2)	(211.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(64.0)	57.9	(121.9)
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,606.5	$(618.2)	$2,224.7

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in cash provided by our Adjusted EBITDA and related working capital items, (ii) a decrease due to FX, (iii) a decrease in cash provided due to higher payments of interest, (iv) an increase in cash provided due to lower payments for taxes, including $315.0 million related to a payment of disputed tax associated with a tax litigation matter during 2023 (see note 13 to our consolidated financial statements), (v) an increase in cash provided due to higher net cash receipts related to derivative instruments and (vi) a decrease in cash provided of $143.5 million due to lower dividend distributions received from the VMO2 JV and the VodafoneZiggo JV. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our consolidated statements of operations.

Investing Activities. The change in net cash provided (used) by our investing activities is primarily attributable to the net effect of (i) an increase in cash of $2,793.2 million associated with (a) lower net cash paid for investments, primarily related to our investment in Vodafone in 2023 and (b) higher net cash received from the sale of our investments held under SMAs, (ii) a decrease in cash of $608.8 million due to lower dividend distributions received from the VMO2 JV, (iii) an increase in cash of $411.7 million in connection with the sale of our investment in All3Media during 2024 and (iv) a decrease in cash of $199.1 million in connection with the Formula E Acquisition during 2024.

The capital expenditures we report in our consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures as reported in our consolidated statements of cash flows, which exclude amounts financed under capital-related vendor financing or finance lease arrangements, and (ii) our total consolidated property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or finance lease arrangements. For further details regarding our property and equipment additions, see note 19 to our consolidated financial statements. A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures, as reported in our consolidated statements of cash flows, is set forth below:

	Year ended December 31,
	2024	2023
	in millions

Property and equipment additions	$1,061.9	$1,014.4
Assets acquired under capital-related vendor financing arrangements	(76.8)	(96.3)
Assets acquired under finance leases	(7.4)	(20.9)
Changes in current liabilities related to capital expenditures	(69.2)	24.7
Capital expenditures, net	$908.5	$921.9

The increase in our property and equipment additions during 2024, as compared to 2023, is primarily due to an increase in local currency expenditures of our subsidiaries due to the net effect of (i) an increase in expenditures for new build and upgrade projects, (ii) a decrease in expenditures to support new customer products and operational efficiency initiatives, (iii) a decrease in expenditures for the purchase and installation of CPE and (iv) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems. During 2024 and 2023, our property and equipment additions represented 24.5% and 24.6% of revenue, respectively.

We expect our 2025 property and equipment additions to increase as compared to our 2024 property and equipment additions. The actual amount of our 2025 property and equipment additions may vary from our expectations for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans, (c) our expected future operating results or (d) foreign currency exchange rates and (ii) the availability of sufficient capital. Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.

Financing Activities. The increase in net cash used by our financing activities is primarily attributable to the net effect of (i) an increase in cash used of $1,983.4 million due to lower net borrowings of debt, including borrowings in 2023 related to (a) the Vodafone Collar Loan and (b) the Telenet Takeover Bid, (ii) a decrease in cash used of $985.7 million due to the acquisition of shares in connection with the Telenet Takeover Bid in 2023 and (iii) a decrease in cash used of $804.9 million due to lower repurchases of Liberty Global common shares.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by the operating activities of our continuing operations, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our consolidated statements of cash flows, with each item excluding any cash provided or used by our discontinued operations. Net cash provided by operating activities of our continuing operations includes cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions of $9.1 million and $27.7 million during 2024 and 2023, respectively.

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

The following table provides the details of our adjusted free cash flow:

	Year ended December 31,
	2024	2023
	in millions

Net cash provided by operating activities of our continuing operations	$1,331.2	$1,199.3
Operating-related vendor financing additions (a)	372.3	346.2
Cash capital expenditures, net	(908.5)	(921.9)
Principal payments on operating-related vendor financing	(363.7)	(376.2)
Principal payments on capital-related vendor financing	(114.0)	(119.3)
Principal payments on finance leases	(5.6)	(21.0)
Adjusted free cash flow	$311.7	$107.1
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

Impairment of Goodwill

Carrying Value. The aggregate carrying value of our goodwill comprised 12.4% of our total assets at December 31, 2024.

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

When required, considerable management judgment may be necessary to estimate the fair value of reporting units. We determine fair value using an income-based approach (discounted cash flows) based on assumptions in our long-range business plans or a market-based approach (current multiples of comparable public companies and guideline transactions) and, in some cases, a combination of an income-based approach and a market-based approach. With respect to our discounted cash flow analysis used in the income-based approach, the timing and amount of future cash flows under these business plans require estimates of, among other items, subscriber growth and retention rates, rates charged per product, expected gross margins and Adjusted EBITDA margins and expected property and equipment additions. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. Based on the results of our 2024 qualitative assessment of our reporting unit carrying values, we determined that it was more-likely-than-not that fair value exceeded carrying value for all of our reporting units.

During the three years ended December 31, 2024, we did not record any significant impairment charges with respect to our goodwill. For additional information regarding our goodwill, see note 10 to our consolidated financial statements.

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

Recurring Valuations. We perform recurring fair value measurements with respect to our derivative instruments and our fair value method investments. We use (i) cash flow valuation models to determine the fair values of our interest rate and foreign currency derivative instruments and (ii) a Black-Scholes option pricing model to determine the fair values of our equity-related derivative instruments. We use quoted market prices when available and, when not available, we use a combination of an income approach (discounted cash flows) and a market approach (market multiples of similar businesses) to determine the fair value of our fair value method investments. For a detailed discussion of the inputs we use to determine the fair value of our derivative instruments and fair value method investments, see note 9 to our consolidated financial statements. For information concerning our fair value method investments and derivative instruments, see notes 7 and 8, respectively, to our consolidated financial statements.

Changes in the fair values of our derivative instruments and fair value method investments have had, and we believe will continue to have, a significant and volatile impact on our results of operations. During 2024, 2023 and 2022, we recognized net gains (losses) of $286.8 million, ($478.3 million) and $537.4 million, respectively, attributable to changes in the fair values of these items.

As further described in note 9 to our consolidated financial statements, actual amounts received or paid upon the settlement or disposition of these investments and instruments may differ materially from the recorded fair values at December 31, 2024.

For information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Sensitivity Information below.

Nonrecurring Valuations. Our nonrecurring valuations are primarily associated with (i) the application of acquisition accounting, (ii) impairment assessments and (iii) the accounting for our initial investment in significant joint ventures, each of which require that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third-party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting and all of our long-lived assets are subject to impairment assessments. For additional information, see note 9 to our consolidated financial statements. For information regarding our acquisitions and long-lived assets, see notes 5 and 10, respectively, to our consolidated financial statements.

Income Tax Accounting

We are required to estimate the amount of income tax payable or refundable for the current year and the deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating losses and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact of such items.

Net deferred tax assets are reduced by a valuation allowance if, based on our evaluation of all available evidence, we believe that it is more-likely-than-not such net deferred tax assets will not be realized. Establishing or reducing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2024, the aggregate valuation allowance provided against deferred tax assets was $1,934.1 million. The actual amount of deferred income tax benefits realized in future periods will likely differ from the net deferred tax assets reflected in our December 31, 2024 consolidated balance sheet due to, among other factors, possible future changes in income tax law, or interpretations thereof, in the jurisdictions in which we operate and differences between estimated and actual future taxable income. Any such factors could have a material effect on our current and deferred tax positions as reported in our consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.

Tax laws in jurisdictions in which we have a presence are subject to varied interpretation, and many tax positions we take are subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met and, accordingly, the amount of tax benefit recognized in our consolidated financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2024, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken in our tax returns, was $302.0 million, of which $266.6 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At December 31, 2024 and 2023, our consolidated cash balances included $1,207.2 million or 66.5% and $967.2 million or 68.6%, respectively, denominated in euros and $565.3 million or 31.1% and $408.7 million or 29.0%, respectively, denominated in U.S. dollars. At December 31, 2024 and 2023, the balance of our consolidated investments held under SMAs included $408.9 million or 94.4% and $2,276.1 million or 100%, respectively, denominated in U.S. dollars.

We are exposed to market price fluctuations related to our investment in Vodafone shares, which had an aggregate value of $1,141.5 million at December 31, 2024. All of our Vodafone shares are held through the Vodafone Collar. For information regarding the terms of the Vodafone Collar and Vodafone Collar Loan, see note 8 to our consolidated financial statements. Our exposure to market risk is limited for the shares held through the Vodafone Collar. For additional information regarding our investment in Vodafone shares, see note 7 to our consolidated financials statements.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2024, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our derivative instruments, see note 8 to our consolidated financial statements.

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

Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the three months ended December 31, 2024 for our continuing operations was to the euro, as substantially all of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Europe. We do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. For additional information regarding certain currency instability risks, see Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	December 31,
	2024	2023

Spot rates:
Euro	0.9663	0.9038
British pound sterling	0.7988	0.7835

	Year ended December 31,
	2024	2023	2022

Average rates:
Euro	0.9246	0.9247	0.9509
British pound sterling	0.7826	0.8042	0.8112

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

In general, we enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to manage exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed upon notional principal amount. From time to time, we also use interest rate cap, floor and collar agreements and swaptions that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Under our current guidelines, we use various interest rate derivative instruments to mitigate interest rate risk. The final maturity dates of our various portfolios of interest rate derivative instruments might, in some instances, fall short of, or extend further than, the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate composition and maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 8 to our consolidated financial statements.

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

Weighted Average Variable Interest Rate. At December 31, 2024 and 2023, the outstanding principal amount of our variable-rate indebtedness aggregated $6.2 billion and $7.7 billion, respectively, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 5.9% and 6.2%, respectively, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding at December 31, 2024, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $31.0 million. As discussed above and in note 8 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At December 31, 2024 and 2023, our exposure to counterparty credit risk included (i) cash and cash equivalents, restricted cash and investments held under SMAs of $2.2 billion and $3.7 billion, respectively, (ii) aggregate undrawn debt facilities of $728.5 million and $824.3 million, respectively, and (iii) derivative assets with an aggregate fair value of $442.4 million and $362.8 million, respectively.

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

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency, or the impact of market moves on our credit and debit valuation adjustments. For additional information, see notes 8 and 9 to our consolidated financial statements.

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2024:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €301 million ($312 million); and

(ii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €73 million ($76 million).

Vodafone Collar

Holding all other factors constant, at December 31, 2024, (i) an instantaneous increase of 10% in the per share market price of Vodafone’s ordinary shares would have decreased the fair value of the Vodafone Collar by approximately €72 million ($74 million) and (ii) an instantaneous decrease of 10% in the per share market price of Vodafone’s ordinary shares would have increased the fair value of the Vodafone Collar by approximately €78 million ($81 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of December 31, 2024. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 8 to our consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

	Payments (receipts) due during:					Total
	2025	2026	2027	2028	2029
	in millions

Projected derivative cash payments (receipts), net:
Interest-related (a)	$(38.8)	$(110.2)	$(116.9)	$(84.5)	$(17.6)	$(368.0)
Principal-related (b)	(86.4)	—	—	(182.2)	—	(268.6)
Other (c)	42.5	165.9	—	—	—	208.4
Total	$(82.7)	$55.7	$(116.9)	$(266.7)	$(17.6)	$(428.2)
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of December 31, 2024. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of December 31, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal control over financial reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein on page II-38.

(b) Audit Report of the Independent Registered Public Accounting Firm

The audit report of KPMG LLP is included herein on page II-39.

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

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein. In October 2024, we acquired a controlling interest in Formula E Holdings Ltd. (Formula E). Our evaluation of internal control over financial reporting did not include the internal control of Formula E. The amount of total assets and revenue included in our consolidated financial statements as of and for the year ended December 31, 2024 that is attributable to Formula E was $987.0 million and $17.9 million, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Liberty Global Ltd.:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Global Ltd. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 18, 2025 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Formula E Holdings Ltd. during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Formula E Holdings Ltd.’s internal control over financial reporting associated with total assets of $987.0 million and total revenues of $17.9 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Formula E Holdings Ltd.

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
February 18, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Liberty Global Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Global Ltd. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Assessment of fair value of certain other investments with unobservable inputs

As described in Note 9 to the consolidated financial statements, the Company measured $1,263.8 million of its other investments using level 3 fair value measurements within the fair value hierarchy as of December 31, 2024. For certain other investments where quoted market prices are not available, the Company values the investments using an income approach, a market approach, or a combination of both approaches, as applicable. In determining fair value, the Company makes subjective assumptions using unobservable inputs.

We identified the assessment of fair value of certain other investments where quoted market prices are not available and are valued using unobservable inputs as a critical audit matter. Evaluating the fair value of these investments involved a high degree of subjective auditor judgment. Changes in certain unobservable inputs, specifically the weighted average cost of capital and cash flow forecasts used in the income approach and the market multiples used in the market approach, could have resulted in significant differences in the estimated fair value measurements. Additionally, specialized skills and knowledge were required to evaluate these fair value assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to measure the fair value of other investments, including controls related to the assessment of certain unobservable inputs, including the weighted average cost of capital, cash flow forecasts, and market multiples, as applicable. To assess the weighted average cost of capital and cash flow forecasts used in the income approach, we compared them to historical results, relevant industry and market indices and to assess the market multiples used in the market approach, we compared them to public company market capitalization values. We involved valuation professionals with specialized skills and knowledge who, for a selection of the investments, assisted in evaluating certain unobservable inputs used by the Company for its estimates of fair values recorded by:

•Developing a range of weighted average cost of capital using publicly available market data for comparable entities and comparing to the estimates used by the Company for values determined using the income method,

•Developing a range of market multiples using market data for comparable entities and transactions, and comparing to the estimates used by the Company for certain values determined using the income and market approaches.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Denver, Colorado
February 18, 2025

LIBERTY GLOBAL LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,816.3	$1,410.1
Trade receivables, net (note 3)	449.8	404.3
Short-term investments (measured at fair value on a recurring basis) (note 7)	335.6	1,990.5
Derivative instruments (note 8)	287.0	235.6
Current assets of discontinued operations (note 6)	—	1,197.6
Other current assets (notes 4 and 7)	411.6	403.5
Total current assets	3,300.3	5,641.6
Investments and related notes receivable (including $2,907.7 million and $3,390.4 million, respectively, measured at fair value on a recurring basis) (note 7)	11,688.0	13,335.8
Property and equipment, net (notes 10 and 12)	4,326.0	4,353.9
Goodwill (note 10)	3,152.6	3,308.3
Intangible assets subject to amortization, net (note 10)	1,290.4	673.6
Long-term assets of discontinued operations (note 6)	—	13,143.1
Other assets, net (notes 4, 8, 12 and 13)	1,682.4	1,631.6
Total assets	$25,439.7	$42,087.9

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2024	2023
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$371.2	$407.5
Deferred revenue (note 4)	285.3	169.8
Derivative instruments (note 8)	147.9	212.7
Current portion of debt and finance lease obligations (notes 11 and 12)	898.5	428.9
Accrued capital expenditures	226.5	149.8
Accrued income taxes	272.5	263.5
Current liabilities of discontinued operations (note 6)	—	1,744.8
Other accrued and current liabilities (note 12)	932.0	955.8
Total current liabilities	3,133.9	4,332.8
Long-term debt and finance lease obligations (notes 11 and 12)	8,202.5	8,839.7
Long-term operating lease liabilities (note 12)	677.5	680.0
Long-term liabilities of discontinued operations (note 6)	—	8,360.9
Other long-term liabilities (notes 4, 8, 13 and 16)	881.5	867.1
Total liabilities	12,895.4	23,080.5

Commitments and contingencies (notes 8, 11, 12, 13, 16 and 18)

Equity (note 14):
Liberty Global shareholders:
Class A common shares, $0.01 nominal value. Issued and outstanding 173,046,371 and 171,463,760 shares, respectively	1.7	1.7
Class B common shares, $0.01 nominal value. Issued and outstanding 12,968,658 and 12,988,658 shares, respectively	0.1	0.1
Class C common shares, $0.01 nominal value. Issued and outstanding 162,710,787 and 198,153,613 shares, respectively	1.6	2.0
Additional paid-in capital	777.0	1,322.6
Accumulated earnings	12,242.6	15,566.0
Accumulated other comprehensive earnings (loss), net of taxes	(657.0)	2,170.3
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	12,365.9	19,062.6
Noncontrolling interests	178.4	(55.2)
Total equity	12,544.3	19,007.4
Total liabilities and equity	$25,439.7	$42,087.9

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2024	2023	2022
	in millions, except per share amounts

Revenue (notes 4, 6, 7 and 19)	$4,341.9	$4,115.8	$4,017.5
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 12)	1,450.7	1,285.5	1,066.3
Other operating (notes 12 and 15)	761.1	765.5	679.6
Selling, general and administrative (SG&A) (notes 12 and 15)	1,138.6	1,119.2	1,005.8
Depreciation and amortization (note 10)	1,002.0	1,216.4	1,093.6
Impairment, restructuring and other operating items, net (note 12)	49.6	43.0	62.3
	4,402.0	4,429.6	3,907.6
Operating income (loss)	(60.1)	(313.8)	109.9
Non-operating income (expense):
Interest expense	(574.7)	(505.0)	(300.9)
Realized and unrealized gains on derivative instruments, net (note 8)	315.2	78.3	854.4
Foreign currency transaction gains (losses), net	1,756.5	(719.7)	1,298.8
Realized and unrealized losses due to changes in fair values of certain investments, net (notes 7 and 9)	(28.4)	(556.6)	(317.0)
Share of results of affiliates, net (note 7)	(205.6)	(2,018.4)	(1,268.3)
Gain on sale of All3Media (note 7)	242.9	—	—
Gain associated with the Formula E Acquisition (note 5)	190.7	—	—
Gain associated with the Telenet Wyre Transaction (note 5)	—	377.8	—
Gain on Telenet Tower Sale (note 6)	—	—	700.5
Other income, net	201.8	211.4	101.0
	1,898.4	(3,132.2)	1,068.5
Earnings (loss) from continuing operations before income taxes	1,838.3	(3,446.0)	1,178.4
Income tax benefit (expense) (note 13)	30.8	(213.1)	(406.7)
Earnings (loss) from continuing operations	1,869.1	(3,659.1)	771.7
Discontinued operations (note 6):
Earnings (loss) from discontinued operations, net of taxes	(223.2)	(214.7)	368.2
Gain on disposal of discontinued operations, net of taxes	—	—	846.4
	(223.2)	(214.7)	1,214.6
Net earnings (loss)	1,645.9	(3,873.8)	1,986.3
Net earnings attributable to noncontrolling interests	(57.9)	(177.9)	(513.1)
Net earnings (loss) attributable to Liberty Global shareholders	$1,588.0	$(4,051.7)	$1,473.2

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 3):
Continuing operations	$4.94	$(9.02)	$0.53
Discontinued operations (note 6)	(0.61)	(0.50)	2.48
	$4.33	$(9.52)	$3.01
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 3):
Continuing operations	$4.82	$(9.02)	$0.52
Discontinued operations (note 6)	(0.59)	(0.50)	2.44
	$4.23	$(9.52)	$2.96
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2024	2023	2022
	in millions

Net earnings (loss)	$1,645.9	$(3,873.8)	$1,986.3
Other comprehensive earnings (loss), net of taxes (note 17):
Continuing operations:
Foreign currency translation adjustments	(2,563.2)	1,210.1	(3,100.6)
Reclassification adjustment included in net earnings (loss)	0.2	(0.1)	—
Pension-related adjustments and other	(52.3)	(48.2)	(127.5)
Other comprehensive earnings (loss) from continuing operations	(2,615.3)	1,161.8	(3,228.1)
Other comprehensive earnings (loss) from discontinued operations (note 6)	65.7	494.3	(148.5)
Other comprehensive earnings (loss)	(2,549.6)	1,656.1	(3,376.6)
Comprehensive loss	(903.7)	(2,217.7)	(1,390.3)
Comprehensive earnings attributable to noncontrolling interests	(57.9)	(177.1)	(515.3)
Comprehensive loss attributable to Liberty Global shareholders	$(961.6)	$(2,394.8)	$(1,905.6)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF EQUITY

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2022	$1.8	$0.1	$3.4	$3,893.0	$18,144.5	$3,892.2	$(0.1)	$25,934.9	$(336.9)	$25,598.0
Net earnings	—	—	—	—	1,473.2	—	—	1,473.2	513.1	1,986.3
Other comprehensive loss, net of taxes (note 17)	—	—	—	—	—	(3,378.8)	—	(3,378.8)	2.2	(3,376.6)
Repurchases and cancellations of Liberty Global common shares (note 14)	—	—	(0.7)	(1,701.9)	—	—	—	(1,702.6)	—	(1,702.6)
Share-based compensation (note 15)	—	—	—	171.1	—	—	—	171.1	—	171.1
Dividend distributions by subsidiaries to noncontrolling interest owners (note 14)	—	—	—	—	—	—	—	—	(66.3)	(66.3)
Repurchases by Telenet of its outstanding shares	—	—	—	(28.0)	—	—	—	(28.0)	3.1	(24.9)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(33.4)	—	—	—	(33.4)	21.8	(11.6)
Balance at December 31, 2022	$1.8	$0.1	$2.7	$2,300.8	$19,617.7	$513.4	$(0.1)	$22,436.4	$137.0	$22,573.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2023	$1.8	$0.1	$2.7	$2,300.8	$19,617.7	$513.4	$(0.1)	$22,436.4	$137.0	$22,573.4
Net earnings	—	—	—	—	(4,051.7)	—	—	(4,051.7)	177.9	(3,873.8)
Other comprehensive loss, net of taxes (note 17)	—	—	—	—	—	1,656.9	—	1,656.9	(0.8)	1,656.1
Repurchases and cancellations of Liberty Global common shares (note 14)	—	—	(0.7)	(1,505.2)	—	—	—	(1,505.9)	—	(1,505.9)
Impact of the Telenet Wyre Transaction (note 5)	—	—	—	708.2	—	—	—	708.2	329.3	1,037.5
Impact of the Telenet Takeover Bid (note 14)	—	—	—	(341.5)	—	—	—	(341.5)	(652.2)	(993.7)
Share-based compensation (note 15)	—	—	—	183.5	—	—	—	183.5	—	183.5
Dividend distributions by subsidiaries to noncontrolling interest owners (note 14)	—	—	—	—	—	—	—	—	(47.3)	(47.3)
Adjustments due to changes in subsidiaries’ equity and other, net	(0.1)	—	—	(23.2)	—	—	—	(23.3)	0.9	(22.4)
Balance at December 31, 2023	$1.7	$0.1	$2.0	$1,322.6	$15,566.0	$2,170.3	$(0.1)	$19,062.6	$(55.2)	$19,007.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2024	$1.7	$0.1	$2.0	$1,322.6	$15,566.0	$2,170.3	$(0.1)	$19,062.6	$(55.2)	$19,007.4
Net earnings	—	—	—	—	1,588.0	—	—	1,588.0	57.9	1,645.9
Other comprehensive loss, net of taxes (note 17)	—	—	—	—	—	(2,549.6)	—	(2,549.6)	—	(2,549.6)
Impact of the Spin-off (notes 6 and 17)	—	—	—	—	(4,911.4)	(277.7)	—	(5,189.1)	(23.6)	(5,212.7)
Repurchases and cancellations of Liberty Global common shares (note 14)	—	—	(0.4)	(678.1)	—	—	—	(678.5)	—	(678.5)
Impact of the Formula E Acquisition (note 5)	—	—	—	—	—	—	—	—	197.9	197.9
Share-based compensation (note 15)	—	—	—	150.9	—	—	—	150.9	—	150.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(18.4)	—	—	—	(18.4)	1.4	(17.0)
Balance at December 31, 2024	$1.7	$0.1	$1.6	$777.0	$12,242.6	$(657.0)	$(0.1)	$12,365.9	$178.4	$12,544.3

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022
	in millions

Cash flows from operating activities:
Net earnings (loss)	$1,645.9	$(3,873.8)	$1,986.3
Earnings (loss) from discontinued operations	(223.2)	(214.7)	1,214.6
Earnings (loss) from continuing operations	1,869.1	(3,659.1)	771.7
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	168.3	204.8	163.2
Depreciation and amortization	1,002.0	1,216.4	1,093.6
Impairment, restructuring and other operating items, net	49.6	43.0	62.3
Amortization of deferred financing costs and non-cash interest	64.8	60.0	25.4
Realized and unrealized gains on derivative instruments, net	(315.2)	(78.3)	(854.4)
Foreign currency transaction losses (gains), net	(1,756.5)	719.7	(1,298.8)
Realized and unrealized losses due to changes in fair values of certain investments, net	28.4	556.6	317.0
Share of results of affiliates, net	205.6	2,018.4	1,268.3
Deferred income tax expense (benefit)	(53.1)	45.8	259.7
Gain on sale of All3Media	(242.9)	—	—
Gain associated with the Formula E Acquisition	(190.7)	—	—
Gain associated with the Telenet Wyre Transaction	—	(377.8)	—
Gain on Telenet Tower Sale	—	—	(700.5)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	410.5	593.4	199.5
Payables and accruals	(303.0)	(681.4)	(128.0)
Dividend distributions received from the VMO2 JV	329.3	427.6	454.6
Dividend distributions received from the VodafoneZiggo JV	65.0	110.2	266.6
Net cash provided by operating activities of continuing operations	1,331.2	1,199.3	1,900.2
Net cash provided by operating activities of discontinued operations	701.7	966.6	937.6
Net cash provided by operating activities	$2,032.9	$2,165.9	$2,837.8

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2024	2023	2022
	in millions

Cash flows from investing activities:
Cash received from the sale of investments	$4,527.5	$6,988.6	$9,213.3
Cash paid for investments	(2,876.6)	(8,130.9)	(9,397.3)
Capital expenditures, net	(908.5)	(921.9)	(891.3)
Cash received in connection with the sale of All3Media	411.7	—	—
Dividend distributions received from the VMO2 JV	206.4	815.2	477.9
Cash paid in connection with the Formula E Acquisition, net of cash acquired	(199.1)	—	—
Cash received in connection with the sale of UPC Poland	—	—	1,553.3
Cash received in connection with the Telenet Tower Sale	—	—	779.9
Other investing activities, net	(15.9)	(31.2)	(23.3)
Net cash provided (used) by investing activities of continuing operations	1,145.5	(1,280.2)	1,712.5
Net cash used by investing activities of discontinued operations	(460.8)	(564.8)	(431.5)
Net cash provided (used) by investing activities	684.7	(1,845.0)	1,281.0

Cash flows from financing activities:
Borrowings of debt	203.7	3,167.0	4.7
Operating-related vendor financing additions	372.3	346.2	369.3
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(25.5)	(1,005.4)	(27.4)
Principal payments on operating-related vendor financing	(363.7)	(376.2)	(408.4)
Principal payments on capital-related vendor financing	(114.0)	(119.3)	(120.7)
Principal payments on finance leases	(5.6)	(21.0)	(59.0)
Repurchases of Liberty Global common shares	(689.8)	(1,494.7)	(1,703.4)
Cash and cash equivalents and restricted cash contributed to Sunrise in connection with the Spin-off	(128.4)	—	—
Dividend distributions by subsidiaries to noncontrolling interest owners	(0.4)	(46.9)	(61.1)
Acquisition of shares in connection with the Telenet Takeover Bid	—	(985.7)	—
Other financing activities, net	(54.8)	(59.2)	(89.4)
Net cash used by financing activities of continuing operations	(806.2)	(595.2)	(2,095.4)
Net cash used by financing activities of discontinued operations	(1,443.9)	(97.2)	(1,180.6)
Net cash used by financing activities	$(2,250.1)	$(692.4)	$(3,276.0)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2024	2023	2022
	in millions

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	$(64.0)	$57.9	$(26.0)
Discontinued operations	(4.1)	4.1	(1.7)
Total	(68.1)	62.0	(27.7)
Net increase (decrease) in cash and cash equivalents and restricted cash:
Continuing operations	1,606.5	(618.2)	1,491.3
Discontinued operations	(1,207.1)	308.7	(676.2)
Total	399.4	(309.5)	815.1

Cash and cash equivalents and restricted cash:
Beginning of year	1,422.9	1,732.4	917.3
Net increase (decrease)	399.4	(309.5)	815.1
End of year	$1,822.3	$1,422.9	$1,732.4

Cash paid for interest:
Continuing operations	$514.3	$479.8	$263.7
Discontinued operations	378.1	405.4	283.7
Total	$892.4	$885.2	$547.4
Net cash paid for taxes:
Continuing operations	$195.2	$499.0	$154.7
Discontinued operations	1.3	(4.7)	17.0
Total	$196.5	$494.3	$171.7

Details of end of year cash and cash equivalents and restricted cash:
Cash and cash equivalents	$1,816.3	$1,410.1	$1,723.7
Restricted cash included in other current assets and other assets, net	6.0	5.4	5.5
Cash and cash equivalents and restricted cash included in current and long-term assets of discontinued operations	—	7.4	3.2
Total cash and cash equivalents and restricted cash	$1,822.3	$1,422.9	$1,732.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

(1) Basis of Presentation

Liberty Global Ltd. (Liberty Global) is an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe.

As a result of a series of mergers that were completed on June 7, 2013, Liberty Global plc became the publicly-held parent company of the successors by merger of Liberty Global, Inc. (the predecessor to Liberty Global plc) and Virgin Media Inc. (Virgin Media). On November 23, 2023, Liberty Global plc completed a statutory scheme of arrangement, pursuant to which a new Bermudan company, Liberty Global Ltd., became the sole shareholder of Liberty Global plc and the parent entity of the entire group of Liberty Global companies (the Redomiciliation). The Redomiciliation resulted in the Liberty Global group parent company changing its jurisdiction of incorporation from England and Wales to Bermuda. In this Annual Report on Form 10-K, the terms “we”, “our”, “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessors) or collectively to Liberty Global (or its predecessors) and its subsidiaries and any of its joint ventures.

Our continuing operations comprise businesses that provide residential and business-to-business (B2B) communications services in (i) Belgium and Luxembourg through certain wholly-owned subsidiaries that we collectively refer to as “Telenet”, (ii) Ireland through another wholly-owned subsidiary (VM Ireland) and (iii) Slovakia through another wholly-owned subsidiary (UPC Slovakia). In addition, we own 50% noncontrolling interests in (a) a 50:50 joint venture (the VMO2 JV) with Telefónica SA (Telefónica), which provides residential and B2B communication services in the United Kingdom (U.K.), and (b) a 50:50 joint venture (the VodafoneZiggo JV) with Vodafone Group plc (Vodafone), which provides residential and B2B communication services in the Netherlands.

We completed the spin-off of our operations in Switzerland, referred to as “Sunrise”, together with certain other Liberty Global subsidiaries connected to our Swiss business (together, the Sunrise Entities) on November 8, 2024 (the Spin-off). For additional information, see note 6.

On October 2, 2024, we completed the Formula E Acquisition (as defined and described in note 5), pursuant to which we acquired a controlling interest in Formula E Holdings Ltd. (Formula E).

In October 2023, we completed the Telenet Takeover Bid (as defined and described in note 14), pursuant to which we increased our ownership interest in Telenet to 100%.

Through November 7, 2024, we provided residential and B2B communications services in Switzerland through Sunrise. In addition, through March 31, 2022, we provided residential and B2B communications services in Poland (UPC Poland). Accordingly, in these consolidated financial statements, the Sunrise Entities and UPC Poland are reflected as discontinued operations for all applicable periods. For additional information, see note 6.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Unless otherwise indicated, the amounts presented in these notes relate only to our continuing operations, and ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of December 31, 2024.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

(2) Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

ASU 2023-07

In November 2023, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) ASU No. 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07), which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures regarding significant segment expenses. ASU 2023-07 requires public companies to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 also requires a public entity to disclose, on an annual and interim basis for each reportable segment, an amount for other segment items and a description of its composition. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and is required to be applied on a retrospective basis. We adopted ASU 2023-07 on January 1, 2024 and the information presented in note 19 reflect the enhanced disclosures.

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

Recent Accounting Pronouncements

ASU 2024-03

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (ASU 2024-03), which requires disclosure of certain categories of expenses such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied prospectively, however, retrospective application is permitted. We are currently evaluating the impact of ASU 2024-03 on our disclosures.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

ASU 2023-09

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency of income tax matters within financial statements, providing stakeholders with a clearer understanding of tax positions and their associated risks and uncertainties. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. There is a further requirement that public business entities will need to disclose a tabular reconciliation, using both percentages and reporting currency amounts. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 will result in modifications to our tax disclosures beginning in 2025.

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

Our significant non-cash investing and financing activities are disclosed in our consolidated statements of equity and in notes 6, 10 and 12.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

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

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $20.5 million and $21.6 million at December 31, 2024 and 2023, respectively. The allowance for doubtful accounts is based upon our current estimate of lifetime expected credit losses related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

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

Derivative Instruments

All derivative instruments, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. We generally only apply hedge accounting to our derivative instruments in limited circumstances, therefore changes in the fair value of most of our derivative instruments are recognized in earnings or loss.

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
December 31, 2024, 2023 and 2022

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

As of December 31, 2024 and 2023, the recorded value of our asset retirement obligations was $21.6 million and $22.5 million, respectively.

Intangible Assets

Our primary intangible assets relate to (i) goodwill, (ii) licenses and (iii) customer relationships. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Licenses and customer relationships acquired in connection with business combinations are initially recorded at their respective fair values.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

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

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Recognized tax positions are measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement. Net deferred tax assets are reduced by a valuation allowance if, based on our evaluation of all available evidence, we believe it is more-likely-than-not such net deferred tax assets will not be realized. Certain of our valuation allowances and tax uncertainties are associated with entities that we acquired in business combinations. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in earnings or loss in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future. In order to be considered essentially permanent in duration, sufficient evidence must indicate that the foreign subsidiary has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free manner. In the U.S., certain income earned by foreign subsidiaries, known as global intangible low-taxed income (GILTI), must be included in the gross income of their U.S. shareholder. We have elected to treat the tax effect of GILTI as a current-period expense when incurred. Interest and penalties related to income tax liabilities are included in income tax benefit or expense in our consolidated statements of operations.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

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

Other Revenue — Services. We provide services to certain third parties and affiliates, including the VMO2 JV and the VodafoneZiggo JV, which consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by or will otherwise benefit these third parties or affiliates. We recognize revenue from services to affiliates in the period in which the related services are provided.

Other Revenue — Formula E Global Revenue. Formula E’s global revenue primarily comes from global sponsorship contracts, with additional contributions from fees paid by racing teams and broadcasting revenue. With the exception of global barter revenue, we recognize this global revenue on a pro rata basis by race event across the racing season. Any global barter revenue is recognized in the period in which the barter transaction occurs.

Other Revenue — Formula E Race Revenue. Formula E’s race revenue comprises fees paid by local promoters to host race events, income from ticketing and hospitality services at race events and fees paid by racing teams for freight, administrative and other race-related services. As this race revenue is specific to the location of each individual racing event, race revenue is recognized in the period in which the associated race occurs.
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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

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
December 31, 2024, 2023 and 2022

We use the straight-line method to recognize share-based compensation expense for our outstanding share awards that do not contain a performance condition and the accelerated expense attribution method for our outstanding share awards that contain a performance condition and vest on a graded basis.

The grant date fair values for options, share appreciation rights (SARs) and performance based share appreciation rights (PSARs) are estimated using the Black-Scholes option pricing model, and the grant date fair values for restricted share units (RSUs) and performance based restricted share units (PSUs) are based upon the closing share price of Liberty Global common shares on the date of grant. We consider historical exercise trends in our calculation of the expected life of options and SARs granted by Liberty Global to employees. The expected volatility for options and SARs related to our common shares is generally based on a combination of (i) historical volatilities for a period equal to the expected average life of the awards and (ii) volatilities implied from publicly-traded options for our shares.

We generally issue new Liberty Global common shares when Liberty Global options or SARs are exercised and when RSUs and PSUs vest. Our company settles SARs and PSARs on a net basis when exercised by the award holder, whereby the number of shares issued represents the excess value of the award based on the market price of the respective Liberty Global shares at the time of exercise relative to the award’s exercise price. In addition, the number of shares issued is further reduced by the amount of the employee’s required income tax withholding.

Although we repurchase Liberty Global common shares from time to time, the parameters of our share repurchases and redemptions do not take into account the potential dilutive impact from our share-based compensation plans.

For additional information regarding our share-based compensation, see note 15.

Litigation Costs

Legal fees and related litigation costs are expensed as incurred.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

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

The details of our net earnings (loss) from continuing operations attributable to Liberty Global shareholders are set forth below:

	Year ended December 31,
	2024	2023	2022
	in millions, except share amounts

Earnings (loss) from continuing operations	$1,869.1	$(3,659.1)	$771.7
Net earnings from continuing operations attributable to noncontrolling interests	(57.9)	(177.9)	(513.1)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders	$1,811.2	$(3,837.0)	$258.6

Weighted average common shares outstanding (basic EPS computation)	366,731,510	425,679,037	489,555,582
Incremental shares (a)	8,450,711	—	7,433,268
Weighted average common shares outstanding (diluted EPS computation)	375,182,221	425,679,037	496,988,850

Excluded potentially dilutive employee share-based incentive awards (b)	99,742,431	96,492,625	59,459,161
_______________

(a)We use the treasury stock method to calculate our incremental shares attributable to the assumed exercise or release of the outstanding share-based incentive awards upon vesting. Certain of our share incentive plans include performance and/or other features that result in the associated shares being contingently issuable. For purposes of applying the treasury stock method, the dilutive effect of these awards is calculated based on the number of the shares that would be issuable as if the end of the reporting period was the end of the contingency period.
(b)Amounts represent potentially dilutive shares that have been excluded from the computation of diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders because their effect would have been anti-dilutive or, in the case of PSUs, because such awards had not yet met the applicable performance criteria.

(4)    Revenue Recognition and Related Costs

Contract Balances

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $9.4 million and $8.1 million as of December 31, 2024 and 2023, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our consolidated balance sheets.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $289.5 million and $172.5 million as of December 31, 2024 and 2023, respectively. The increase in deferred revenue during 2024 is primarily due to the net effect of (a) the impact of additions during the period, (b) the recognition of $155.6 million of revenue that was included in our deferred revenue balance at December 31, 2023 and (c) an increase of $117.0 million related to the Formula E Acquisition. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our consolidated balance sheets.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $1.2 million and $1.4 million at December 31, 2024 and 2023, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our consolidated balance sheets.

Unsatisfied Performance Obligations

A portion of our revenue is derived from customers who are not subject to contracts. Revenue from customers who are subject to contracts is generally recognized over the term of such contracts, which is typically 12 months for our residential service contracts, one to three years for our mobile service contracts and one to five years for our B2B service contracts.

(5) Acquisitions

Formula E Acquisition

On October 2, 2024 (the Formula E Acquisition Date), we gained control of Formula E through the acquisition of the Formula E shares held by Warner Bros. Discovery, Inc. (Warner Bros. Discovery) and certain other minority shareholders, which increased our ownership interest in Formula E from 38.2% to 65.6% (the Formula E Acquisition). The total purchase price for these additional shares totaled €150.0 million ($165.7 million at the transaction date). We also acquired Warner Bros. Discovery’s €50.0 million ($55.6 million at the transaction date) shareholder loan to Formula E upon closing of the transaction. Liberty Global began consolidating 100% of Formula E’s results from the Formula E Acquisition Date.

We have accounted for the Formula E Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Formula E based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

The following table summarizes the fair value of consideration transferred as part of the Formula E Acquisition (in millions):

Purchase consideration (a)	$221.3
Fair value of pre-existing investment in Formula E (b)	$316.6
Fair value of the noncontrolling interest in Formula E (c)	$209.0
_______________

(a)Represents the total purchase consideration in connection with the Formula E Acquisition, which includes the shareholder loan acquired from Warner Bros. Discovery, as described above.

(b)Represents the fair value of our pre-existing investment in Formula E immediately prior to the Formula E Acquisition, including our €80.5 million ($88.9 million at the transaction date) shareholder loan to Formula E.

(c)Represents the fair value of the noncontrolling interest in Formula E as of the Formula E Acquisition Date.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

A summary of the preliminary amounts of identifiable assets acquired and liabilities assumed at the Formula E Acquisition Date is presented in the following table (in millions). These figures are subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process relate to goodwill, certain intangible assets and their respective estimated useful lives and income taxes.

Current assets (a)	$104.1
Property and equipment, net	32.1
Intangible assets subject to amortization, net (b)	686.0
Other assets, net	23.4
Other accrued and current liabilities	(167.5)
Deferred tax liabilities	(117.9)
Other long-term liabilities	(12.0)
Total identifiable net assets	$548.2

Goodwill (c)	$198.7
_______________

(a)In connection with the Formula E Acquisition, we acquired $22.2 million of cash and cash equivalents, including restricted cash.

(b)Amount primarily includes an intangible asset related to a licensing agreement with the Federation Internationale l’Automobile (FIA) that provides Formula E with the exclusive rights to operate an electric motor racing championship. As of the Formula E Acquisition Date, the weighted average useful life of Formula E’s intangible assets was approximately 33 years.

(c)The goodwill recognized in connection with the Formula E Acquisition primarily represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future sponsors, continued innovation and non-contractual relationships.

In connection with the Formula E Acquisition, we also recognized a gain of $190.7 million during 2024, representing the difference between the fair value and carrying amount of our previously held minority equity interest in Formula E. No income taxes were required to be provided on this gain.

Telenet Wyre Transaction

On July 1, 2023, pursuant to an agreement dated July 19, 2022, Telenet and Fluvius System Operator CV (Fluvius) created an independent infrastructure company (Wyre) within their combined geographic footprint in Belgium (the Telenet Wyre Transaction). The companies each contributed certain cable infrastructure assets with Telenet and Fluvius owning 66.8% and 33.2% of Wyre, respectively. In exchange for its 66.8% ownership of Wyre, Telenet contributed net assets with a fair value of €1,851.2 million ($2,021.2 million at the transaction date), together with annual payments to Fluvius of €20.0 million ($20.7 million) over the next six years following the date of the transaction. Telenet and Liberty Global began consolidating Wyre’s results upon the closing of the transaction. The final purchase price allocation was completed on June 30, 2024, which resulted in adjustments to certain of the preliminary amounts recorded. For more information regarding the final purchase price allocation, see note 10.

With the closing of the Telenet Wyre Transaction, Telenet early terminated and effectively settled certain pre-existing contractual relationships with Fluvius, principally related to Telenet’s leased network, and began consolidating certain infrastructure cable assets contributed by Fluvius to Wyre, as described above. Primarily due to Telenet’s aforementioned pre-existing network leasing relationship with Fluvius, the Telenet Wyre Transaction did not have a significant impact on our operating income during 2023 or 2022.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

In connection with the Telenet Wyre Transaction, we recognized a net gain of $377.8 million during 2023, which represents the difference between the fair value and carrying amount of a pre-existing network leasing relationship between Telenet and Fluvius. No income taxes were required to be provided on this gain.

Pro Forma Information

The following unaudited pro forma consolidated operating results give effect to the Formula E Acquisition as if it had been completed as of January 1, 2023. No effect has been given to the Telenet Wyre Transaction since it would not have had a significant impact on our results of operations during 2023. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Formula E Acquisition had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Year ended December 31,
	2024	2023
	(unaudited)

Revenue (in millions)	$4,589.4	$4,384.3
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders (in millions)	$1,791.5	$(3,871.9)

Basic earnings (loss) from continuing operations attributable to Liberty Global shareholders per share	$4.89	$(9.10)
Diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders per share	$4.78	$(9.10)

Our consolidated statement of operations for the year ended December 31, 2024 includes revenue of $17.9 million and net loss of $20.0 million attributable to Formula E, excluding the share of results of affiliates, net, related to our previously held minority equity interest in Formula E.
(6) Dispositions

Spin-off

On November 8, 2024, we completed the Spin-off, following a series of transactions that resulted in the transfer of the Sunrise Entities to an independent, separate publicly-traded Swiss company, Sunrise Communications AG. No gain or loss has been recognized in connection with the Spin-off.

The Spin-off was accomplished through the distribution of Sunrise common shares, in the form of Sunrise American depository shares (ADSs), to Liberty Global shareholders (the Sunrise Distribution). Liberty Global shareholders received one Sunrise Class A ADS for every five Liberty Global Class A or Class C common shares and two Sunrise Class B ADSs for each Liberty Global Class B common share.

In connection with the Spin-off, we entered into several agreements with Sunrise (the Spin-off Agreements). The following summarizes the material agreements:

•A master separation agreement (the Master Separation Agreement), which provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Spin-off, certain conditions to the Spin-off and provisions governing the relationship between Liberty Global and Sunrise with respect to and resulting from the Spin-off;

•A tax separation agreement (the Tax Separation Agreement), which governs the parties’ respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the handling of audits or other tax proceedings and assistance and cooperation and other tax matters, in each case, for taxable periods ending on or before or that otherwise include the date of the Spin-off;

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

•A technology master services agreement (the Technology Master Services Agreement), pursuant to which, for up to five years following the Spin-off, with the option to renew for a two-year period, Liberty Global will continue to provide Sunrise various technology-related platforms, products and services, including entertainment platforms and support services, connectivity platforms and support services, Global Tier-1 international internet and enterprise backbone network, IP transit and peering services, information technology applications and related services, mobile virtual network operator services, B2B-related services, technical architecture advisory services and security services;

•Transitional services agreements (the Transitional Services Agreements), pursuant to which Liberty Global will provide Sunrise various administrative services to ensure an orderly transition following the Spin-off. The terms of the services are for up to five years following the Spin-off, depending on the individual service elements. These services include, among others, internal audit, compliance, internal controls, external reporting, accounting, treasury, emerging business, corporate affairs and regulatory, human resources, legal, content and brand access services; and

•Other services agreements (the Other Services Agreements), pursuant to which certain subsidiaries of Liberty Global and Sunrise will continue to provide certain operational or advisory services to each other under agreements entered into prior to the Spin-off. These service agreements remain in place for a period of up to five years following the Spin-off and include structured finance, shared services, procurement, interconnect, roaming brokering, hyper scale consultancy and call center support.

During 2024, we recorded revenue of $24.4 million associated with these services, as specified in the services agreements outlined above.

UPC Poland

On April 1, 2022, we completed the sale of UPC Poland to a subsidiary of iliad S.A. (iliad). After considering debt and working capital adjustments (including cash disposed), we received net cash proceeds of Polish zloty 6,520.4 million ($1,553.3 million at the transaction date).

In connection with the sale of UPC Poland, we recognized a gain of $846.4 million, which includes a cumulative foreign currency translation gain of $10.9 million. No income taxes were required to be provided on this gain.

In connection with the sale of UPC Poland, we agreed to provide certain transitional services to iliad for a period of up to five years, depending on the service. These services principally comprise network and information technology-related functions. During 2024, 2023 and 2022, we recorded revenue of $37.1 million, $24.6 million and $26.6 million, respectively, associated with these transitional services.

Presentation of Discontinued Operations

The operations of the Sunrise Entities and UPC Poland are presented as discontinued operations in our consolidated financial statements for all applicable periods.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

The carrying amounts of the major classes of assets and liabilities of the Sunrise Entities as of December 31, 2023 are summarized below (in millions). These amounts exclude intercompany assets and liabilities that are eliminated within our consolidated balance sheet.

Assets:
Current assets	$1,197.6
Property and equipment, net	3,006.3
Goodwill	7,168.7
Intangible assets subject to amortization, net	1,380.0
Other assets	1,588.1
Total assets	$14,340.7

Liabilities:
Current portion of debt and finance leases	$377.9
Other accrued and current liabilities	1,366.9
Long-term debt and finance lease obligations (a)	6,119.4
Other long-term liabilities	2,241.5
Total liabilities	$10,105.7
_______________

(a)In October 2024, in connection with the Spin-off, the Sunrise Entities repaid an aggregate $1.4 billion of outstanding indebtedness, including associated derivative instruments. This repayment is included within net cash used by financing activities of discontinued operations in our consolidated statement of cash flows for the year ended December 31, 2024.

The operating results of the Sunrise Entities for 2024 and 2023 are summarized in the following table. These amounts exclude intercompany revenue and expenses that are eliminated within our consolidated statements of operations.

	Year ended December 31,
	2024 (a)	2023
	in millions

Revenue	$2,902.8	$3,375.6
Operating income	$154.0	$69.3
Loss before income taxes	$(200.1)	$(278.2)
Income tax benefit (expense)	(23.1)	63.5
Net loss attributable to Liberty Global shareholders	$(223.2)	$(214.7)
_______________

(a)Includes the operating results of the Sunrise Entities from January 1, 2024 to November 8, 2024, the date of the Spin-off.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

The operating results of the Sunrise Entities and UPC Poland for 2022 are summarized in the following table. These amounts exclude intercompany revenue and expenses that are eliminated within our consolidated statement of operations.

	Sunrise Entities	UPC Poland (a)	Total
	in millions

Revenue	$3,178.2	$109.5	$3,287.7
Operating income	$36.9	$45.0	$81.9
Earnings before income taxes	$245.8	$43.9	$289.7
Income tax benefit (expense)	87.8	(9.3)	78.5
Net earnings attributable to Liberty Global shareholders	$333.6	$34.6	$368.2
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

In addition, as part of the Telenet Tower Lease Agreement, Telenet committed to lease back 475 build-to-suit sites over the term of the lease. As of December 31, 2024, the total U.S. dollar equivalent of the estimated future payments for the build-to-suit sites over the term of the lease was $84.9 million, the majority of which are due after 2028. Telenet will act as an agent over the construction of future towers on the build-to-suit sites.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

(7) Investments

The details of our investments are set forth below:

	December 31,
	2024	2023	Ownership (a)
Accounting Method	in millions		%

Equity (b):
Long-term:
VMO2 JV	$6,501.4	$7,248.5	50.0
VodafoneZiggo JV (c)	1,738.4	2,055.4	50.0
AE Group Sàrl (AtlasEdge JV) (d)	339.5	250.8	48.6
Nexfibre Networks Limited (nexfibre JV) (e)	93.4	55.9	24.9
Formula E (f)	—	99.1	—
All3Media Group (All3Media) (g)	—	144.2	—
Other	107.6	91.5
Total — equity	8,780.3	9,945.4
Fair value:
Short-term:
Separately-managed accounts (SMAs) (h)	335.6	1,990.5
Long-term:
Vodafone - subject to re-use rights (i)	1,141.5	1,168.1	5.2
EdgeConneX, Inc. (EdgeConneX)	414.5	318.3	4.5
ITV plc (ITV)	351.4	321.9	10.1
Televisa Univision, Inc. (Televisa Univision)	314.8	388.3	6.4
SMAs (h)	97.5	285.6
Plume Design, Inc. (Plume) (j)	73.0	168.4	10.3
CANAL+ Polska S.A. (CANAL+ Polska)	72.5	76.4	17.0
Lions Gate Entertainment Corp. (Lionsgate)	53.4	69.6	2.8
Aviatrix Systems, Inc. (Aviatrix)	31.0	55.5	4.3
Pax8, Inc. (Pax8) (k)	—	100.3	—
Lacework, Inc. (Lacework) (l)	—	94.2	—
Other	358.1	343.8
Total — fair value	3,243.3	5,380.9
Total investments (m)	$12,023.6	$15,326.3
Short-term investments	$335.6	$1,990.5
Long-term investments	$11,688.0	$13,335.8
_______________

(a)Represents our economic ownership based on total shares owned as a percentage of total shares outstanding as of the most recent balance sheet date or the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal the respective fair values. At December 31, 2024 and 2023, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

respective investee’s net assets by $901.2 million and $1,202.6 million, respectively, which primarily includes amounts associated with the VodafoneZiggo JV Receivables, as defined below, and for December 31, 2023, amounts we were owed under long-term notes receivable from All3Media.

(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global, comprising (i) a €700.0 million note receivable ($724.4 million and $774.5 million equivalent at December 31, 2024 and 2023, respectively) (the VodafoneZiggo JV Receivable I) and (ii) a €207.9 million note receivable ($215.1 million and $230.0 million equivalent at December 31, 2024 and 2023, respectively) (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at a rate of 5.55% and have a final maturity date of December 31, 2030. During 2024, interest accrued on the VodafoneZiggo JV Receivables was €53.5 million ($55.4 million), all of which has been cash settled.

(d)Liberty Global owns a 50% noncontrolling voting interest in the AtlasEdge JV.

(e)Liberty Global owns a 25% noncontrolling voting interest in the nexfibre JV.

(f)As a result of the Formula E Acquisition, our ownership increased to 65.6% and we began consolidating Formula E’s results from the Formula E Acquisition Date. For additional information regarding the Formula E Acquisition, see note 5.

(g)On May 16, 2024, Liberty Global, together with joint owner Warner Bros. Discovery, completed the sale of All3Media to RedBird IMI. We received £330.8 million ($419.3 million at the transaction date) of total cash in connection with the sale, including the repayment of the principal and accrued interest associated with long-term notes receivable from All3Media. We recognized a gain on the sale of All3Media of £212.3 million ($242.9 million at the transaction date).

(h)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. With the exception of our SMA in a leveraged structured note, all of our investments held under SMAs were classified as available-for-sale debt securities as of December 31, 2024. Our SMA held in a leveraged structured note is accounted for at fair value and the associated gains or losses are included in realized and unrealized losses due to changes in fair values of certain investments, net, in our consolidated statements of operations. At December 31, 2024 and 2023, interest accrued on our debt securities, which is included in other current assets on our consolidated balance sheets, was $7.2 million and $34.6 million, respectively.

(i)In connection with our investment in Vodafone, we entered into a share collar (the Vodafone Collar) with respect to the Vodafone shares held by our company. The aggregate purchase price paid to acquire our investment in Vodafone was partially financed through borrowings under a secured borrowing agreement (the Vodafone Collar Loan) collateralized by the Vodafone shares. Under the terms of the Vodafone Collar, the counterparty has the right to re-use pledged Vodafone shares. At December 31, 2024 and 2023, the net fair value of our investment in Vodafone was $89.3 million and $115.5 million, respectively.

(j)Our investment in Plume includes warrants with a fair value of $24.5 million and $61.3 million at December 31, 2024 and 2023, respectively.

(k)We completed the sale of our investment in Pax8 during the fourth quarter of 2024.

(l)We completed the sale of our investment in Lacework during the third quarter of 2024.

(m)The purchase and sale of investments are presented on a gross basis in our consolidated statements of cash flows, including amounts associated with SMAs.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Year ended December 31,
	2024	2023	2022
	in millions

VodafoneZiggo JV (a)	$(69.3)	$(196.7)	$241.2
AtlasEdge JV	(40.9)	(31.1)	(23.3)
Formula E (b)	(29.1)	(19.4)	(20.2)
VMO2 JV (c)	(29.0)	(1,723.1)	(1,396.6)
All3Media (d)	(15.5)	4.0	(10.0)
Streamz B.V. (Streamz) (e)	(2.3)	(6.9)	(35.2)
nexfibre JV	(2.2)	(34.7)	25.2
Eltrona Interdiffusion S.A. (Eltrona) (f)	—	—	(34.2)
Other	(17.3)	(10.5)	(15.2)
Total	$(205.6)	$(2,018.4)	$(1,268.3)
_______________

(a)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) 100% of the interest income earned on the VodafoneZiggo JV Receivables.

(b)Includes our share of results of Formula E prior to the Formula E Acquisition Date.

(c)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees who were formerly employees of Liberty Global prior to the VMO2 JV formation, as these awards remain our responsibility. In addition, the 2023 and 2022 amounts include charges of $1.5 billion and $1.8 billion, respectively, representing our 50% share of the VMO2 JV’s goodwill impairments, as described below.

(d)We completed the sale of our investment in All3Media during the second quarter of 2024.

(e)The 2022 amount includes a charge of $31.7 million related to a decline in fair value below the cost basis of the investment that was deemed other-than-temporary during the fourth quarter.

(f)On January 2, 2023, we completed our acquisition of a controlling interest in Eltrona and began consolidating Eltrona’s results from that date. The 2022 amount includes a charge of $32.5 million related to a decline in fair value below the cost basis of the investment that was deemed other-than-temporary during the fourth quarter.

VMO2 JV

Liberty Global and Telefónica (each a “U.K. JV Shareholder”) each hold 50% of the issued share capital of the VMO2 JV. The U.K. JV Shareholders intend for the VMO2 JV to be funded solely from its net cash flows from operations and third-party financing. We account for our 50% interest in the VMO2 JV as an equity method investment and consider the VMO2 JV to be a related party.

In connection with the formation of the VMO2 JV, the U.K. JV Shareholders entered into an agreement (the U.K. JV Shareholders Agreement) that contains customary provisions for the governance of a 50:50 joint venture and provides Liberty Global and Telefónica with joint control over decision making with respect to the VMO2 JV.

The U.K. JV Shareholders Agreement also provides (i) for a dividend distribution policy that requires the VMO2 JV to distribute all unrestricted cash to the U.K. JV Shareholders on a pro rata basis (subject to the VMO2 JV maintaining a minimum

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

amount of cash and complying with the terms of its financing arrangements) and (ii) that the VMO2 JV will be managed with a leverage ratio between 4.0 and 5.0 times EBITDA (as calculated pursuant to its existing financing arrangements), with the VMO2 JV undertaking periodic recapitalizations and/or refinancings accordingly. During 2024, 2023 and 2022, we received dividend distributions from the VMO2 JV aggregating $535.7 million, $1,242.8 million and $932.5 million, respectively, of which $206.4 million, $815.2 million and $477.9 million, respectively, were accounted for as a return of capital and $329.3 million, $427.6 million and $454.6 million, respectively, were accounted for as a return on capital for purposes of our consolidated statements of cash flows.

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

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). Pursuant to the terms of the U.K. JV Framework Agreement, the ongoing services will be provided through 2029 depending on the type of service, while transitional services will be provided for a period of no less than 12 months, after which both parties shall be entitled to terminate based on specified notice periods. The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by or will otherwise benefit the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services it provides during the term of the U.K. JV Framework Agreement. We recorded revenue related to the U.K. JV Services of $402.5 million, $190.1 million and $251.2 million during 2024, 2023 and 2022, respectively. At December 31, 2024 and 2023, $37.5 million and $18.6 million, respectively, was due from the VMO2 JV, primarily related to (a) the U.K. JV Services and (b) amounts incurred by Liberty Global for certain equipment and licenses purchased on behalf of the VMO2 JV. The amounts due from the VMO2 JV, which are periodically cash settled, are included in other current assets on our consolidated balance sheets.

Annually, beginning in July 2022, the VMO2 JV has entered into long-term performance incentive plans (the VMO2 LTIPs) for certain of its employees, dependent on the achievement of specific performance metrics over a three-year period beginning January 1st of the year of the grant. The applicable payout earned is settled in Liberty Global Class A and/or Liberty Global Class C common shares and Telefónica ordinary shares, with the settlement split equally between the U.K. JV Shareholders. Subject to forfeitures, 66.7% of each participant’s payout is earned as of January 1st of the last performance year with the remainder earned on December 31st. The VMO2 LTIPs are liability classified as the final payout is a fixed monetary amount settled in a variable number of shares. At December 31, 2024, the estimated fair value of Liberty Global’s share of the payout under the VMO2 LTIPs was $40.5 million. As the VMO2 JV reimburses the U.K. JV Shareholders in cash for the value of each shareholder’s payout under the VMO2 LTIPs, a receivable from the VMO2 JV equal to the fair value of our share of the VMO2 LTIPs liability is recorded on our consolidated balance sheet.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

The summarized results of operations of the VMO2 JV are set forth below:

	Year ended December 31,
	2024	2023	2022
	in millions

Revenue	$13,649.7	$13,574.1	$12,857.2
Earnings (loss) before income taxes	$33.1	$(3,728.8)	$(3,012.8)
Net earnings (loss)	$1.7	$(3,438.6)	$(3,042.0)

The summarized financial position of the VMO2 JV is set forth below:

	December 31,
	2024	2023
	in millions

Current assets	$5,404.0	$5,237.8
Long-term assets	41,247.5	42,801.6
Total assets	$46,651.5	$48,039.4

Current liabilities	$9,983.1	$9,465.8
Long-term liabilities	23,610.0	24,075.9
Owners’ equity	13,058.4	14,497.7
Total liabilities and owners’ equity	$46,651.5	$48,039.4

VodafoneZiggo JV

Liberty Global and Vodafone (each a “NL JV Shareholder”) each hold 50% of the issued share capital of the VodafoneZiggo JV. The NL JV Shareholders intend for the VodafoneZiggo JV to be funded primarily from its net cash flows from operations and third-party financing. We account for our 50% interest in the VodafoneZiggo JV as an equity method investment and consider the VodafoneZiggo JV to be a related party.

In connection with the formation of the VodafoneZiggo JV, the NL JV Shareholders entered into an agreement (the NL Shareholders Agreement) that contains customary provisions for the governance of a 50:50 joint venture and provides Liberty Global and Vodafone with joint control over decision making with respect to the VodafoneZiggo JV.

The NL Shareholders Agreement also provides (i) for a dividend distribution policy that requires the VodafoneZiggo JV to distribute all unrestricted cash to the NL JV Shareholders every two months (subject to the VodafoneZiggo JV maintaining a minimum amount of cash and complying with the terms of its financing arrangements) and (ii) that the VodafoneZiggo JV will be managed with a leverage ratio of between 4.5 and 5.0 times EBITDA (as calculated pursuant to its existing financing arrangements), with the VodafoneZiggo JV undertaking periodic recapitalizations and/or refinancings accordingly. During 2024, 2023 and 2022, we received dividend distributions from the VodafoneZiggo JV of $65.0 million, $110.2 million and $266.6 million, respectively, which were accounted for as returns on capital for purposes of our consolidated statements of cash flows.

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

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided during the term of the NL JV Framework Agreement. During 2024, 2023 and 2022, we recorded revenue from the VodafoneZiggo JV of $192.4 million, $191.9 million and $263.9 million, respectively, primarily related to (a) the NL JV Services and (b) the sale of customer premises equipment (CPE) to the VodafoneZiggo JV at a mark-up. At December 31, 2024 and 2023, $18.5 million and $24.2 million, respectively, was due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our consolidated balance sheets.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Year ended December 31,
	2024	2023	2022
	in millions

Revenue	$4,450.5	$4,450.5	$4,284.6
Earnings (loss) before income taxes	$(386.3)	$(614.6)	$608.3
Net earnings (loss)	$(257.1)	$(510.0)	$394.7

The summarized financial position of the VodafoneZiggo JV is set forth below:

	December 31,
	2024	2023
	in millions

Current assets	$1,551.7	$923.6
Long-term assets	17,074.3	18,790.5
Total assets	$18,626.0	$19,714.1

Current liabilities	$2,566.4	$2,727.5
Long-term liabilities	14,385.1	14,795.2
Owners’ equity	1,674.5	2,191.4
Total liabilities and owners’ equity	$18,626.0	$19,714.1

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Fair Value Investments

The following table sets forth the details of our realized and unrealized losses due to changes in fair values of certain investments, net:

	Year ended December 31,
	2024	2023	2022
	in millions

EdgeConneX	$147.6	$122.3	$43.4
Plume	(95.4)	(77.8)	(55.4)
Lacework (a)	(75.8)	(148.6)	(26.3)
Vodafone	57.4	(362.4)	—
Televisa Univision	(52.1)	(9.9)	23.1
ITV	46.9	(40.5)	(233.9)
SMAs	33.7	(26.4)	(49.1)
Pax8 (b)	(27.9)	1.3	79.3
Aviatrix	(24.5)	(22.7)	—
Lionsgate	(16.2)	32.9	(69.2)
Skillz Inc. (Skillz) (c)	—	—	(34.7)
TiBiT Communications, Inc. (TiBiT) (d)	—	—	26.4
Other, net	(22.1)	(24.8)	(20.6)
Total	$(28.4)	$(556.6)	$(317.0)
_______________

(a)We completed the sale of our investment in Lacework during the third quarter of 2024.

(b)We completed the sale of our investment in Pax8 during the fourth quarter of 2024.

(c)We completed the sale of our investment in Skillz during the first quarter of 2023.

(d)We completed the sale of our investment in TiBiT during the fourth quarter of 2022.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Debt Securities

The following tables set forth a summary of our debt securities recorded within SMAs at December 31, 2024 and 2023:

	December 31, 2024
	Amortized cost basis	Accumulated unrealized gains	Fair value
	in millions

Commercial paper	$72.0	$(0.1)	$71.9
Government bonds	129.4	0.4	129.8
Certificates of deposit	70.5	—	70.5
Corporate debt securities	66.4	0.2	66.6
Structured note (a)	(a)	(a)	88.0
Other debt securities	6.3	—	6.3
Total debt securities	$344.6	$0.5	$433.1
_______________

(a)Amount represents an investment in a leveraged structured note issued by a third party investment bank, which is accounted for at fair value and classified within Level 2 of the fair value hierarchy. For further information regarding our fair value measurements, see note 9. The return on the leveraged structured note is based on changes in the fair value of a proportionate amount of debt issued by various Liberty Global consolidated subsidiaries and affiliates (including the VMO2 JV and the VodafoneZiggo JV). The proportionate amount of debt associated with the return on the leveraged structured note may change from time to time as a result of open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or prepayments, in each case, completed by Liberty Global consolidated subsidiaries and affiliates. While the structured note itself contains leverage, our at-risk investment is the estimated fair value as reported. During 2024, we invested an additional $46.6 million and redeemed $62.3 million of the leveraged structured note. At December 31, 2024, the proportionate amount of debt issued by Liberty Global consolidated subsidiaries and affiliates associated with the return on the leveraged structured note is summarized in the following table:

Proportion of debt associated with the return on the leveraged structured note

Subsidiary:
Telenet	32.10%

Affiliate:
VodafoneZiggo JV	33.90%

Other (1)	34.00%
Total	100.00%
_______________

(1)Other represents cash proceeds from redemptions that remain invested in the leveraged structured note at December 31, 2024.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

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
_______________

(a)Amount represents an investment in a leveraged structured note issued by a third-party investment bank, which is accounted for at fair value. At December 31, 2023, the proportionate amount of debt issued by Liberty Global consolidated subsidiaries and affiliates associated with the return on the leveraged structured note is summarized in the following table:

Proportion of debt associated with the return on the leveraged structured note

Subsidiary:
Sunrise (1)	32.91%
Telenet	28.23%

Affiliate:
VMO2 JV	31.49%
VodafoneZiggo JV	7.37%
Total	100.00%
________________

(1)Following completion of the Spin-off, the Sunrise Entities are no longer considered subsidiaries or affiliates of Liberty Global. For additional information regarding the Spin-off, see note 6.

During 2024, 2023 and 2022, we received proceeds from the sale of debt securities of $4.4 billion, $6.9 billion and $9.1 billion, respectively, a portion of which were reinvested in new debt securities held under SMAs. The sale of debt securities during 2024, 2023 and 2022 resulted in realized net losses of $7.5 million, $56.3 million and $6.9 million, respectively.

The fair values of our debt securities as of December 31, 2024 by contractual maturity are shown below (in millions):

Due in one year or less	$335.6
Due in one to five years	97.5
Total (a)	$433.1
_______________

(a)The weighted average life of our total debt securities was 0.7 years as of December 31, 2024.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Our investment portfolio is subject to various macroeconomic pressures and has experienced significant volatility, which affects both our non-public and publicly-traded investments. Changes in the fair values of these investments, including changes with respect to interest rates within our local jurisdictions, are likely to continue and could be significant.

(8) Derivative Instruments

In general, we enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt, (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity, and (iii) decreases in the market prices of certain publicly-traded securities that we own. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure, primarily with respect to the U.S. dollar ($), the euro (€) and the British pound sterling (£). Generally, we only apply hedge accounting to our derivative instruments in limited circumstances. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2024			December 31, 2023
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$253.8	$369.4	$623.2	$235.3	$319.6	$554.9
Equity-related derivative instruments (c)	26.1	187.3	213.4	—	310.7	310.7
Foreign currency forward and option contracts	6.5	—	6.5	0.1	0.6	0.7
Other	0.6	0.2	0.8	0.2	—	0.2
Total	$287.0	$556.9	$843.9	$235.6	$630.9	$866.5

Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$144.6	$38.5	$183.1	$163.0	$48.7	$211.7
Equity-related derivative instruments (c)	—	—	—	47.4	—	47.4
Foreign currency forward and option contracts	3.3	—	3.3	2.3	4.5	6.8
Total	$147.9	$38.5	$186.4	$212.7	$53.2	$265.9
_______________

(a)Our long-term derivative assets and long-term derivative liabilities are included in other assets, net, and other long-term liabilities, respectively, on our consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 11). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of ($7.7 million), $8.4 million and ($33.8 million) during 2024, 2023 and 2022, respectively. These amounts are included in realized and unrealized gains on derivative instruments, net, in our consolidated statements of operations. For further information regarding our fair value measurements, see note 9.

(c)Our equity-related derivative instruments include the Vodafone Collar. The fair value of the Vodafone Collar does not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Year ended December 31,
	2024	2023	2022
	in millions

Cross-currency and interest rate derivative contracts	$323.7	$(186.2)	$851.1
Equity-related derivative instruments	(38.6)	258.5	—
Foreign currency forward and option contracts	30.0	6.1	3.9
Other	0.1	(0.1)	(0.6)
Total	$315.2	$78.3	$854.4

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Year ended December 31,
	2024	2023	2022
	in millions

Operating activities	$221.0	$202.7	$33.7
Investing activities	6.3	2.1	2.6
Financing activities	5.7	2.6	—
Total	$233.0	$207.4	$36.3

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At December 31, 2024, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $442.4 million.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

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

Details of our Derivative Instruments

Cross-currency Swap Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2024, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at December 31, 2024:

	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

Telenet	$3,345.0	€2,969.5	(a)	2.5
	€45.2	$50.0	(b)	0.1
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to December 31, 2024. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at December 31, 2024:

	Pays fixed rate		Receives fixed rate
	Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions	in years	in millions	in years

Telenet	$3,499.2 (a)	3.4	$279.4	0.1
______________

(a)Includes forward-starting derivative instruments.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Interest Rate Swap Options

We have entered into various interest rate swap options (swaptions), which give either us or the bank the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future, with each such contract having a life of no more than five years. At the transaction date, where we have bought the swaption, the strike rate of the contract was above the corresponding market rate. Where the bank has bought the swaption, the strike rate was below the corresponding market rate. The following table sets forth certain information regarding our swaptions at December 31, 2024:

	Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
	in millions		in years

Telenet:
Buy position	$1,448.9	€	1.2	3.0%
Sell position	$1,448.9	€	1.2	1.4%
_______________

(a)Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

(b)Represents the weighted average interest rate that we would pay if either we or our counterparties exercised our respective options to enter into the interest rate swap contracts.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at December 31, 2024:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Telenet	$3,443.7	0.4

VM Ireland	$931.4	—

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At December 31, 2024, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $0.9 billion and $1.1 billion, respectively.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Decrease to borrowing costs at December 31, 2024 (a)

VM Ireland	(2.55)%
Telenet	(2.13)%
Total decrease to borrowing costs	(2.19)%
_______________

(a)Represents the effect of derivative instruments in effect at December 31, 2024 and does not include forward-starting derivative instruments or swaptions.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of December 31, 2024, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $562.7 million.

Equity-related Derivative Instruments

Vodafone Collar and Vodafone Collar Loan. As part of the Vodafone Collar Transaction, on February 11, 2023, we entered into the Vodafone Collar with respect to all 1,335 million of our Vodafone ordinary shares. The Vodafone Collar is comprised of (i) purchase put options that we can exercise and (ii) written call options exercisable by the counterparty. The Vodafone Collar effectively hedges the value of our investment in Vodafone shares from potential losses due to market price decreases below the put option price while retaining a portion of the gains from market price increases up to the call option price. For additional information regarding our investment in Vodafone, see note 7.

The Vodafone Collar Transaction also provided us with the ability to effectively finance the purchase of the Vodafone shares. In this regard, on February 11, 2023, we borrowed €1,143.6 million ($1,219.8 million at the transaction date) under the Vodafone Collar Loan. At December 31, 2024, borrowings under the Vodafone Collar Loan were collateralized by our Vodafone shares. The Vodafone Collar Loan has a face value of €1,258.0 million ($1,341.8 million at the transaction date) and was issued at a discount of €114.4 million ($122.0 million at the transaction date) with a zero coupon rate and an average implied yield of 295 basis points (2.95%). The Vodafone Collar Loan has settlement dates from July 2025 to December 2026, contains no financial covenants and provides for customary representations and warranties, events of default and certain adjustment and termination events. Under the terms of the Vodafone Collar, the counterparty has the right to re-use the pledged Vodafone shares, but we have the right to recall the shares that are re-used by the counterparty subject to certain costs. In addition, we will retain a portion of the dividends on the Vodafone shares, dependent on the value of the collar on the ex-dividend date.

(9) Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of December 31, 2024 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2024, no material transfers were made.

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

The recurring fair value measurements of our equity-related derivative instruments are based on standard option pricing models, which require the input of observable and unobservable variables such as exchange-traded equity prices, risk-free interest rates, dividend forecasts and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange-traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations over the terms of the derivative instruments, we have determined that these valuations fall under Level 3 of the fair value hierarchy. For the December 31, 2024 valuation of the Vodafone Collar, we used estimated volatilities based predominantly on market observations.

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

Fair value measurements are also used for nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets, property and equipment and the implied value of goodwill. The valuation of reporting units is based on an income-based approach (discounted cash flows) using assumptions in our long-range business plans or a market-based approach (current multiples of comparable public companies and guideline transactions) and, in some cases, a combination of an income-based approach and a market-based approach. With the exception of certain inputs for our weighted average cost of

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue growth and Adjusted EBITDA margin (as defined in note 19), and terminal growth rates, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During 2024, we performed a nonrecurring valuation associated with the Formula E Acquisition, using a weighted average cost of capital of 10.0%. During 2023, we performed a nonrecurring valuation in association with the Telenet Wyre Transaction. The tangible asset value of the cable infrastructure contributed by Fluvius was based on the depreciated replacement cost method with a range of estimated useful lives up to 19 years.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at December 31, 2024 using:
Description	December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$623.2	$—	$623.2	$—
Equity-related derivative instruments	213.4	—	—	213.4
Foreign currency forward and option contracts	6.5	—	6.5	—
Other	0.8	—	0.8	—
Total derivative instruments	843.9	—	630.5	213.4
Investments:
SMAs	433.1	127.0	306.1	—
Other investments	2,810.2	1,546.3	0.1	1,263.8
Total investments	3,243.3	1,673.3	306.2	1,263.8
Total assets	$4,087.2	$1,673.3	$936.7	$1,477.2

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$183.1	$—	$183.1	$—
Foreign currency forward and option contracts	3.3	—	3.3	—
Total liabilities	$186.4	$—	$186.4	$—

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

		Fair value measurements at December 31, 2023 using:
Description	December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$554.9	$—	$554.9	$—
Equity-related derivative instruments	310.7	—	—	310.7
Foreign currency forward and option contracts	0.7	—	0.7	—
Other	0.2	—	0.2	—
Total derivative instruments	866.5	—	555.8	310.7
Investments:
SMAs	2,276.1	483.7	1,792.4	—
Other investments	3,104.8	1,559.7	0.1	1,545.0
Total investments	5,380.9	2,043.4	1,792.5	1,545.0
Total assets	$6,247.4	$2,043.4	$2,348.3	$1,855.7

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$211.7	$—	$211.7	$—
Equity-related derivative instruments	47.4	—	—	47.4
Foreign currency forward and option contracts	6.8	—	6.8	—
Total liabilities	$265.9	$—	$218.5	$47.4

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2024	$1,545.0	$263.3	$1,808.3
Losses included in earnings from continuing operations (a):
Realized and unrealized losses on derivative instruments, net	—	(38.6)	(38.6)
Realized and unrealized losses due to changes in fair values of certain investments, net	(150.1)	—	(150.1)
Additions	24.1	—	24.1
Dispositions	(92.8)	—	(92.8)
Foreign currency translation adjustments and other, net	(62.4)	(11.3)	(73.7)
Balance of net assets at December 31, 2024 (b)	$1,263.8	$213.4	$1,477.2
_______________

(a)With the exception of a $75.8 million loss related to the sale of our investment in Lacework and a $27.9 million loss related to the sale of our investment in Pax8, amounts primarily relate to assets and liabilities that we continue to carry on our consolidated balance sheet as of December 31, 2024.

(b)As of December 31, 2024, $358.0 million of our Level 3 investments were accounted for under the measurement alternative at cost less impairment, adjusted for observable price changes.

(10) Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2024	December 31,
		2024	2023
		in millions

Distribution systems	3 to 30 years	$5,702.7	$5,423.8
Support equipment, buildings and land	3 to 33 years	2,518.0	2,519.7
Customer premises equipment	4 to 7 years	843.1	904.7
Total property and equipment, gross		9,063.8	8,848.2
Accumulated depreciation		(4,737.8)	(4,494.3)
Total property and equipment, net		$4,326.0	$4,353.9

Depreciation expense related to our property and equipment was $926.2 million, $1,165.0 million and $1,038.6 million during 2024, 2023 and 2022, respectively.

During 2024, 2023 and 2022, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $76.8 million, $96.3 million and $72.2 million, respectively, which exclude related VAT of $10.0 million, $13.5 million and $8.0 million, respectively, that were also financed under these arrangements.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Goodwill

Changes in the carrying amount of our goodwill during 2024 are set forth below:

	January 1, 2024	Acquisitions and related adjustments	Foreign currency translation adjustments and other	December 31, 2024
	in millions

Telenet (a)	$2,976.9	$(135.0)	$(185.5)	$2,656.4
VM Ireland	268.1	—	(17.3)	250.8
Other (b)	63.3	198.7	(16.6)	245.4
Total	$3,308.3	$63.7	$(219.4)	$3,152.6
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

(b)Includes amounts associated with our Liberty Growth strategic platform (as defined in note 19). In connection with the Formula E Acquisition, we recorded a net increase of $198.7 million to goodwill.

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

Changes in the carrying amount of our goodwill during 2023 are set forth below:

	January 1, 2023	Acquisitions and related adjustments	Foreign currency translation adjustments and other	December 31, 2023
	in millions

Telenet	$2,480.2	$555.1	$(58.4)	$2,976.9
VM Ireland	259.5	—	8.6	268.1
Other	61.3	—	2.0	63.3
Total	$2,801.0	$555.1	$(47.8)	$3,308.3

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	Estimated useful life at December 31, 2024	December 31, 2024			December 31, 2023
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
		in millions

Licenses (a)	11 to 35 years	$1,393.9	$(332.7)	$1,061.2	$869.7	$(308.8)	$560.9
Customer relationships	5 to 14 years	255.4	(161.0)	94.4	200.7	(160.4)	40.3
Other	2 to 15 years	265.5	(130.7)	134.8	191.5	(119.1)	72.4
Total		$1,914.8	$(624.4)	$1,290.4	$1,261.9	$(588.3)	$673.6
_______________

(a)Primarily includes amounts related to (i) certain mobile spectrum licenses and (ii) a licensing agreement with the FIA, as described in note 5.

Amortization expense related to intangible assets with finite useful lives was $75.8 million, $51.4 million and $55.0 million during 2024, 2023 and 2022, respectively. Based on our amortizable intangible asset balance at December 31, 2024, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2025	$78.6
2026	77.5
2027	71.5
2028	68.0
2029	68.0
Thereafter	926.8
Total	$1,290.4

(11) Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	December 31, 2024			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	December 31,
				2024	2023
		in millions

Telenet Credit Facility (c)	5.96%	€615.0	$636.5	$4,364.8	$4,507.9
Telenet Senior Secured Notes	4.78%	—	—	1,558.8	1,597.6
VM Ireland Credit Facility (d)	6.42%	€88.9	92.0	931.4	995.8
Vodafone Collar Loan (e)	2.95%	—	—	1,301.9	1,391.9
Vendor financing (f)	5.36%	—	—	355.9	399.1
Other (g)	5.03%	—	—	632.2	478.3
Total debt before deferred financing costs, discounts and premiums (h)	5.29%		$728.5	$9,145.0	$9,370.6

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	December 31,
	2024	2023
	in millions

Total debt before deferred financing costs, discounts and premiums	$9,145.0	$9,370.6
Deferred financing costs, discounts and premiums, net	(78.1)	(128.0)
Total carrying amount of debt	9,066.9	9,242.6
Finance lease obligations (note 12)	34.1	26.0
Total debt and finance lease obligations	9,101.0	9,268.6
Current portion of debt and finance lease obligations	(898.5)	(428.9)
Long-term debt and finance lease obligations	$8,202.5	$8,839.7
_______________

(a)Represents the weighted average interest rate in effect at December 31, 2024 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.73% at December 31, 2024. The weighted average interest rate calculation includes principal amounts outstanding associated with all of our secured and unsecured borrowings. For information regarding our derivative instruments, see note 8.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2024 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table provides our borrowing availability and amounts available to loan or distribute in accordance with the terms of the respective subsidiary facilities, (i) at December 31, 2024 and (ii) upon completion of the relevant December 31, 2024 compliance reporting requirements. These amounts do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to December 31, 2024, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

	Availability
	December 31, 2024		Upon completion of the relevant December 31, 2024 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
Telenet Credit Facility	€615.0	$636.5	€615.0	$636.5
VM Ireland Credit Facility	€88.9	$92.0	€88.9	$92.0

Available to loan or distribute:
Telenet Credit Facility	€615.0	$636.5	€615.0	$636.5
VM Ireland Credit Facility	€88.9	$92.0	€88.9	$92.0

(c)Unused borrowing capacity under the Telenet Credit Facility comprises (i) €570.0 million ($589.9 million) under Telenet Revolving Facility B, (ii) €25.0 million ($25.9 million) under the Telenet Overdraft Facility and (iii) €20.0 million

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

($20.7 million) under the Telenet Revolving Facility, each of which were undrawn at December 31, 2024. In February 2024, the €30.0 million ($31.0 million) of commitments under Telenet Revolving Facility A were cancelled in full.

(d)Unused borrowing capacity under the VM Ireland Credit Facility relates to €88.9 million ($92.0 million) under the VM Ireland Revolving Facility, which was undrawn at December 31, 2024. In November 2024, €11.1 million ($11.5 million) of commitments under the VM Ireland Revolving Facility were cancelled. The VM Ireland Revolving Facility now provides for maximum borrowing capacity of €88.9 million.

(e)For information regarding the Vodafone Collar Loan, see notes 7 and 8.

(f)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During 2024 and 2023, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses were $372.3 million and $346.2 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our consolidated statements of cash flows.

(g)Amounts include (i) $195.8 million at December 31, 2024 of debt collateralized by certain trade receivables of Telenet, as further described under Financing Transactions below, and (ii) $390.5 million and $430.8 million at December 31, 2024 and 2023, respectively, of liabilities related to Telenet’s acquisition of mobile spectrum licenses. Telenet will make annual payments for the license fees over the terms of the respective licenses.

(h)As of December 31, 2024 and 2023, our debt had an estimated fair value of $9.0 billion and $9.2 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 9.

General Information

At December 31, 2024, most of our outstanding debt had been incurred by one of our two subsidiary “borrowing groups.” References to these borrowing groups, which comprise Telenet and VM Ireland, include their respective restricted parent and subsidiary entities.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

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

Senior and Senior Secured Notes. From time to time, certain of our borrowing groups may issue senior and/or senior secured notes. In general, our senior and senior secured notes (i) are senior obligations of each respective issuer within the relevant borrowing group that rank equally with all of the existing and future senior debt of such issuer and are senior to all existing and future subordinated debt of such issuer within the relevant borrowing group, (ii) contain, in most instances, certain guarantees from other members of the relevant borrowing group (as specified in the applicable indenture) and (iii) with respect to our senior secured notes, are secured by certain pledges or liens over the shares of certain members of the relevant borrowing group and, in certain borrowing groups, over substantially all of their assets. In addition, the indentures governing our senior and senior secured notes contain certain covenants, the more notable of which are as follows:

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

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

Financing Transactions

Below we provide summary descriptions of certain financing transactions completed during 2024.

Telenet

In December 2024, Phoenix Receivables S.à r.l., a Third-Party SPE, purchased certain receivables from Telenet, funded by the issuance of certain notes. These notes are collateralized by certain trade receivables of Telenet, creating a variable interest in which Telenet is the primary beneficiary and, accordingly, Telenet, and ultimately Liberty Global, are required to consolidate the assets and liabilities of Phoenix Receivables S.à r.l related to the securitization transaction. The offering of these notes resulted in net proceeds of €189.2 million ($195.8 million).

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Maturities of Debt

Maturities of our debt as of December 31, 2024 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on December 31, 2024 exchange rates.

	Telenet	VM Ireland	Other (a)	Total
	in millions

Year ending December 31:
2025 (b)	$580.6	$—	$308.4	$889.0
2026	22.1	—	994.6	1,016.7
2027	22.1	—	—	22.1
2028	4,826.2	—	—	4,826.2
2029	1,171.2	931.4	—	2,102.6
Thereafter	288.4	—	—	288.4
Total debt maturities	6,910.6	931.4	1,303.0	9,145.0
Deferred financing costs, discounts and premiums, net	(22.8)	(4.1)	(51.2)	(78.1)
Total debt	$6,887.8	$927.3	$1,251.8	$9,066.9
Current portion	$580.6	$—	$308.4	$889.0
Long-term portion	$6,307.2	$927.3	$943.4	$8,177.9
_______________

(a)Includes $1,301.9 million related to the Vodafone Collar Loan, which has settlement dates in 2025 and 2026 consistent with the Vodafone Collar. We may elect to use cash or the collective value of the related shares and Vodafone Collar to settle amounts under the Vodafone Collar Loan.

(b)Amounts include vendor financing obligations of $355.9 million, including $354.8 million at Telenet and $1.1 million at certain of our unrestricted subsidiaries.

Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2024	2023
	in millions

Balance at January 1	$399.1	$425.3
Operating-related vendor financing additions	372.3	346.2
Capital-related vendor financing additions	86.8	96.3
Principal payments on operating-related vendor financing	(363.7)	(376.2)
Principal payments on capital-related vendor financing	(114.0)	(119.3)
Foreign currency and other	(24.6)	26.8
Balance at December 31	$355.9	$399.1

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

(12) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities is set forth below:

	December 31,
	2024	2023
	in millions

ROU assets:
Operating leases (a)	$710.5	$712.6
Finance leases (b)	38.2	29.6
Total ROU assets	$748.7	$742.2

Lease liabilities:
Operating leases (c)	$753.1	$749.8
Finance leases (d)	34.1	26.0
Total lease liabilities	$787.2	$775.8
_______________

(a)Our operating lease ROU assets are included in other assets, net, on our consolidated balance sheets. At December 31, 2024, the weighted average remaining lease term for operating leases was 11.4 years and the weighted average discount rate was 5.4%. During 2024, 2023 and 2022, we recorded non-cash additions to our operating lease ROU assets of $101.3 million, $50.4 million and $655.1 million, respectively. For additional information regarding the non-cash additions to our operating lease ROU assets during 2022 related to the Telenet Tower Lease Agreement, see note 6.

(b)Our finance lease ROU assets are included in property and equipment, net, on our consolidated balance sheets. At December 31, 2024, the weighted average remaining lease term for finance leases was 7.8 years and the weighted average discount rate was 8.9%. During 2024, 2023 and 2022, we recorded non-cash additions to our finance lease ROU assets of $7.4 million, $20.9 million and $33.8 million, respectively.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

A summary of our aggregate lease expense is set forth below:

	Year ended December 31,
	2024	2023	2022
	in millions

Finance lease expense:
Depreciation and amortization	$4.2	$30.2	$59.4
Interest expense (a)	1.4	0.5	25.2
Total finance lease expense	5.6	30.7	84.6
Operating lease expense (b)	108.6	87.2	66.7
Short-term lease expense (b)	0.4	0.6	0.4
Variable lease expense (c)	1.4	1.4	1.9
Total lease expense	$116.0	$119.9	$153.6
_______________

(a)The amount for the 2023 period includes the reversal of previously recognized interest expense as a result of certain settlements of lease liabilities.

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

A summary of our cash outflows from operating and finance leases is set forth below:

	Year ended December 31,
	2024	2023	2022
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$87.4	$92.9	$50.3
Operating cash outflows from finance leases (interest component)	1.4	0.5	25.2
Financing cash outflows from finance leases (principal component)	5.6	21.0	59.0
Total cash outflows from operating and finance leases	$94.4	$114.4	$134.5

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Maturities of our operating and finance lease liabilities as of December 31, 2024 are presented below. Amounts represent U.S. dollar equivalents based on December 31, 2024 exchange rates:

	Operating leases	Finance leases
	in millions

Year ending December 31:
2025	$107.5	$8.9
2026	98.5	8.7
2027	87.0	7.1
2028	80.1	3.9
2029	77.5	2.7
Thereafter	572.6	12.8
Total payments	1,023.2	44.1
Less: present value discount	(270.1)	(10.0)
Present value of lease payments	$753.1	$34.1
Current portion	$75.6	$9.5
Long-term portion	$677.5	$24.6

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

The components of our earnings (loss) from continuing operations before income taxes are as follows:

	Year ended December 31,
	2024	2023	2022
	in millions

U.K.	$1,936.6	$(2,899.5)	$(516.2)
Netherlands	(190.9)	(833.7)	208.4
Bermuda	156.8	(0.9)	—
Belgium	131.3	653.9	1,000.4
Luxembourg	(54.0)	(195.6)	505.4
U.S.	(16.6)	(4.7)	5.9
Ireland	(0.4)	(16.6)	178.3
Intercompany activity with discontinued operations	(117.6)	(139.6)	(197.5)
Other	(6.9)	(9.3)	(6.3)
Earnings (loss) from continuing operations before income taxes	$1,838.3	$(3,446.0)	$1,178.4

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Our income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions

Year ended December 31, 2024:
U.S. (a)	$72.3	$5.8	$78.1
Belgium	(92.8)	25.5	(67.3)
U.K.	—	8.0	8.0
Netherlands	(2.0)	7.1	5.1
Ireland	1.4	3.6	5.0
Luxembourg	(0.8)	2.9	2.1
Other	(0.4)	0.2	(0.2)
Total income tax benefit	$(22.3)	$53.1	$30.8

Year ended December 31, 2023:
Belgium	$(100.9)	$(64.9)	$(165.8)
U.S. (a)	(68.0)	(28.4)	(96.4)
Luxembourg	—	44.3	44.3
Ireland	3.6	2.5	6.1
Netherlands	(1.9)	0.2	(1.7)
U.K.	(0.1)	0.5	0.4
Total income tax expense	$(167.3)	$(45.8)	$(213.1)

Year ended December 31, 2022:
U.S. (a)	$(51.8)	$(133.0)	$(184.8)
Luxembourg	(0.3)	(152.3)	(152.6)
Belgium	(87.7)	17.1	(70.6)
Ireland	(5.3)	10.5	5.2
Netherlands	(1.7)	(0.8)	(2.5)
U.K.	(0.1)	0.8	0.7
Other	(0.1)	(2.0)	(2.1)
Total income tax expense	$(147.0)	$(259.7)	$(406.7)
_______________

(a)    Includes federal and state income taxes. Our U.S. state income taxes were not material during any of the years presented.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Income tax benefit (expense) attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rates as a result of the following factors:

	Year ended December 31,
	2024	2023	2022
	in millions

Computed “expected” tax benefit (expense) (a)	$(459.6)	$809.8	$(223.9)
Non-deductible or non-taxable foreign exchange results	443.6	(199.9)	263.2
Non-deductible or non-taxable interest and other expenses	(124.9)	(170.1)	(125.4)
Recognition of previously unrecognized tax benefits	112.0	—	—
International rate differences (b)	40.3	13.7	(104.6)
Tax benefit associated with technologies innovation (c)	15.2	6.5	22.1
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (d)	14.3	(405.7)	(67.8)
Change in valuation allowances	(4.2)	(266.8)	(172.7)
Other, net	(5.9)	(0.6)	2.4
Total income tax benefit (expense)	$30.8	$(213.1)	$(406.7)
_______________

(a)The statutory or “expected” tax rates are the U.K. rates of 25.0% for 2024, 23.5% for 2023 and 19.0% for 2022. The statutory rate for 2023 represents the blended rate in effect for the year ended December 31, 2023 based on the 19.0% statutory rate that was in effect for the first quarter of 2023 and the 25.0% statutory rate in effect from April 1, 2023. Although we are domiciled in Bermuda, we use the U.K. statutory rate to compute our “expected” tax benefit (expense) as management believes it is more meaningful given that Bermuda did not impose an income tax in the periods presented.

(b)Amounts reflect adjustments (either a benefit or expense) to the “expected” tax benefit (expense) for statutory rates in jurisdictions in which we operate outside of the U.K.

(c)Amounts reflect the recognition of the innovation income tax deduction in Belgium.

(d)Amounts reflect the net impact of differences in the treatment of income and loss items between financial and tax accounting related to investments in subsidiaries and affiliates, including the effects of foreign earnings. In addition, the 2024 amount includes the non-taxable gains associated with (i) the sale of All3Media and (ii) the Formula E Acquisition and the 2023 amount includes the non-taxable gain associated with the Telenet Wyre Transaction.

The components of our net deferred tax liabilities are as follows:

	December 31,
	2024	2023
	in millions

Deferred tax assets (a)	$93.1	$83.6
Deferred tax liabilities (a)	(405.0)	(299.4)
Net deferred tax liabilities	$(311.9)	$(215.8)
_______________
(a)Our deferred tax assets and deferred tax liabilities are included within other assets, net, and other long-term liabilities, respectively, on our consolidated balance sheets.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities are presented below:

	December 31,
	2024	2023
	in millions

Deferred tax assets:
Net operating loss and other carryforwards	$1,398.2	$1,321.0
Investments	336.0	366.4
Debt and interest	251.5	174.8
Lease liabilities	175.6	186.5
Property and equipment, net	125.2	169.9
Share-based compensation	74.9	81.4
Other future deductible amounts	68.5	55.9
Deferred tax assets	2,429.9	2,355.9
Valuation allowance	(1,934.1)	(1,941.8)
Deferred tax assets, net of valuation allowance	495.8	414.1
Deferred tax liabilities:
Property and equipment, net	(213.6)	(224.1)
Intangible assets	(211.2)	(40.6)
ROU assets	(163.2)	(177.2)
Derivative instruments	(161.2)	(137.8)
Other future taxable amounts	(58.5)	(50.2)
Deferred tax liabilities	(807.7)	(629.9)
Net deferred tax liabilities	$(311.9)	$(215.8)

Our deferred income tax valuation allowance decreased $7.7 million in 2024. This decrease reflects the net effect of (i) foreign currency translation adjustments, (ii) a decrease in deferred tax assets, (iii) business acquisitions, (iv) net tax expense of $4.2 million and (v) other individually insignificant items.

The significant components of our tax loss carryforwards and related tax assets at December 31, 2024 are as follows:

	Tax loss carryforward	Related tax asset	Expiration date
Country	in millions

Netherlands	$2,399.7	$619.1	Indefinite
Belgium	1,111.8	278.0	Indefinite
U.K.	1,163.1	290.8	Indefinite
Luxembourg	582.6	158.4	Various
Ireland	383.4	47.9	Indefinite
Other	14.6	3.9	Various
Total	$5,655.2	$1,398.1

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
December 31, 2024, 2023 and 2022

taxable income that the above losses are able to offset. The majority of the tax losses shown in the above table are not expected to be realized, including certain losses that are limited in use due to change in control or same business tests.

We have taxable outside basis differences on certain investments in non-U.S. subsidiaries. No additional income taxes have been provided for any undistributed foreign earnings, or any additional outside basis difference inherent in these entities, as these amounts continue to be reinvested in foreign operations. At December 31, 2024, we have not provided deferred tax liabilities on an estimated $1.4 billion of cumulative temporary differences on the outside bases of our non-U.S. subsidiaries.

On August 16, 2022, the Inflation Reduction Act was signed into law in the U.S. Although this legislation does not increase the U.S. corporate income tax rate, it includes, among other provisions, a new corporate alternative minimum tax (CAMT) on “adjusted financial statement income” that is effective for tax years beginning after December 31, 2022. CAMT had an immaterial impact on our consolidated financial statements for the year ended December 31, 2024. We will disregard our CAMT status when evaluating our deferred tax assets under the regular U.S. tax system.

In December 2021, the Organization for Economic Co-Operation and Development (OECD)/G20 Inclusive Framework on Base Erosion and Profit Shifting (BEPS) released Model Global Anti-Base Erosion (GLoBE) rules under Pillar Two. These rules provide for the taxation of certain large multinational corporations at a minimum rate of 15.0%, calculated on a jurisdictional basis. Numerous countries in which we operate, including the U.K. and certain European Union (E.U.) member states, enacted legislation to implement many aspects of the Pillar Two rules beginning on January 1, 2024. The Pillar Two rules did not have an impact on our consolidated financial statements for the year ended December 31, 2024, and we do not currently anticipate that they will have a material impact on our consolidated financial statements in the future.
We and our subsidiaries maintain a presence in many countries and file consolidated and standalone income tax returns in various jurisdictions. Many of these jurisdictions maintain highly complex tax regimes that differ significantly from the system of income taxation used in the U.K. and the U.S. We have accounted for the effect of these taxes based on what we believe is reasonably expected to apply to us and our subsidiaries based on tax laws currently in effect and reasonable interpretations of these laws.

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

In general, tax returns filed by our company or our subsidiaries for years prior to 2018 are no longer subject to examination by tax authorities. Certain of our subsidiaries are currently involved in income tax examinations in various jurisdictions in which we operate, including Luxembourg and the U.S. While we do not expect adjustments from the foregoing examinations to have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

The changes in our unrecognized tax benefits for the indicated periods are summarized below:

	2024	2023	2022
	in millions

Balance at January 1	$444.4	$435.2	$447.1
Lapse of statute of limitations	(173.5)	—	(0.1)
Additions based on tax positions related to the current year	26.1	2.2	1.7
Additions for tax positions of prior years	19.2	8.5	—
Reductions for tax positions of prior years	(6.4)	(5.9)	(11.2)
Settlements with tax authorities	(3.9)	(4.0)	—
Foreign currency translation	(3.9)	1.5	(2.3)
Effects of business acquisitions	—	6.9	—
Balance at December 31	$302.0	$444.4	$435.2

No assurance can be given that any of these tax benefits will be recognized or realized.

As of December 31, 2024, 2023 and 2022, there were $266.6 million, $347.0 million and $337.9 million, respectively, of unrecognized tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During 2025, it is reasonably possible that the resolution of ongoing tax controversies, as well as the expiration of statutes of limitations and other items, could result in reductions to our unrecognized tax benefits related to tax positions taken as of December 31, 2024. The amount of such reductions could range up to $166 million. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during 2025.

During 2024, 2023 and 2022, the income tax expense of our continuing operations included $7.9 million, $59.6 million and $38.4 million, respectively, representing the net accrual of interest and penalties during the period. At December 31, 2024, accrued interest and penalties associated with our uncertain tax benefits totaled $270.5 million.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

(14) Equity

Capitalization

At December 31, 2024, our authorized share capital consisted of an aggregate nominal amount of $20.0 million, comprised of any of the following: (i) common shares (Class A, B or C), each with a nominal value of $0.01 per share, (ii) preference shares, with a nominal value to be determined by the board of directors, the issuance of one or more classes or series of which may be authorized by the board of directors, and (iii) any other shares of one or more classes as may be determined by the board of directors or by the shareholders of Liberty Global.

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

At the option of the holder, each Liberty Global Class B common share is convertible into one Liberty Global Class A common share. One Liberty Global Class A common share is reserved for issuance for each Liberty Global Class B common share that is issued (12,968,658 shares issued as of December 31, 2024). Additionally, at December 31, 2024, we have reserved the following common shares for the issuance of outstanding share-based incentive awards:

	Class A	Class C

Options	1,159,996	5,203,985
SARs	34,684,640	75,630,289
RSUs	2,553,035	4,229,272
PSUs and PSARs	6,932,869	12,639,731

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

Share Repurchase Programs

Our board of directors has approved various share repurchase programs for our Liberty Global common shares. Under our repurchase programs, we may acquire from time to time our Class A common shares, Class C common shares or any combination of Class A and Class C common shares. Our repurchase programs may be effected through open market transactions and/or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to these programs will depend on a variety of factors, including market conditions and applicable law, and these programs may be implemented in conjunction with brokers for the company and other financial institutions with whom the company has relationships within certain preset parameters and purchases may continue during closed periods in accordance with applicable restrictions. Our share repurchase programs may be suspended or discontinued at any time. Our board of directors has approved a new share repurchase program pursuant to which we are authorized to repurchase up to 10% of our outstanding shares as of December 31, 2024. As such, we are authorized to repurchase approximately 34.9 million of our Class A and/or Class C common shares during 2025. Based on the respective closing share prices on December 31, 2024, this would equate to total share repurchases during 2025 of approximately $450.0 million. However, the actual U.S. dollar amount of our share repurchases during 2025 will be determined by the actual transaction date share prices and could differ significantly from this amount.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

The following table provides details of our share repurchases during 2024, 2023 and 2022:

	Class A common shares		Class C common shares
	Shares repurchased	Average price paid per share (a)	Shares repurchased	Average price paid per share (a)	Total cost (a)
					in millions

2024	—	$—	38,260,604	$17.73	$678.5
2023	1,444,000	$18.24	78,452,085	$18.86	$1,505.9
2022	3,856,700	$21.55	69,381,968	$23.34	$1,702.6
_______________

(a)Includes direct acquisition costs, where applicable.

Telenet Takeover Bid

On June 8, 2023, following approval by the Belgian Financial Services and Markets Authority, Liberty Global Belgium Holding B.V. (LGBH), an indirect wholly-owned subsidiary of Liberty Global, launched a voluntary and conditional public takeover bid for all of the shares of Telenet that we did not already own or that were not held by Telenet (the Telenet Takeover Bid). Following the conclusion of a simplified squeeze-out procedure, Telenet shares were delisted from Euronext Brussels at the close of trade on October 13, 2023. The shares of Telenet that were acquired as a result of the simplified squeeze-out procedure were settled on October 19, 2023 and, from that date, Telenet is owned 100% by LGBH.

The Telenet Takeover Bid was funded through (i) available borrowings and (ii) the existing liquidity of Liberty Global. As of December 31, 2023, the consideration associated with the Telenet Takeover Bid, including certain fees and expenses, totaled €904.2 million ($993.7 million at the applicable transaction dates).

Subsidiary Distributions

From time to time, Telenet and certain other of our subsidiaries make cash distributions to their respective shareholders. Our share of these distributions is eliminated in consolidation and the noncontrolling interest owners’ share of these distributions is reflected as a charge against noncontrolling interests in our consolidated statements of equity. In this regard, Telenet, prior to the Telenet Takeover Bid, paid aggregate dividends to its shareholders during 2023 and 2022 of €108.6 million and €149.0 million, respectively. Our share of these dividends was €66.3 million ($73.2 million at the applicable rate) and €91.2 million ($96.2 million at the applicable rate), respectively.

Restricted Net Assets

The ability of certain of our subsidiaries to distribute or loan all or a portion of their net assets to our company is limited by the terms of applicable debt facilities. At December 31, 2024, the net assets of our subsidiaries subject to such limitations was not material.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

(15) Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Year ended December 31,
	2024	2023	2022
	in millions

Liberty Global (a):
Non-performance based incentive awards (b)	$113.9	$137.7	$116.3
Performance based incentive awards (c)	18.6	6.9	6.6
Other (d)	29.7	26.9	19.6
Total Liberty Global	162.2	171.5	142.5
Telenet share-based incentive awards (e)	—	27.7	10.9
Other	6.1	5.6	9.8
Total	$168.3	$204.8	$163.2
Included in:
Other operating expenses	$17.8	$11.3	$4.6
SG&A expenses	150.5	193.5	158.6
Total	$168.3	$204.8	$163.2
_______________

(a)In accordance with the terms of the Telenet Takeover Bid, we issued Liberty Global share-based incentive awards (Telenet Replacement Awards) to employees and former directors of Telenet in exchange for corresponding Telenet awards. In connection with the Telenet Takeover Bid, the Telenet Replacement Awards were remeasured as of October 13, 2023 in a 1:2 ratio between Liberty Global Class A and Liberty Global Class C common shares. No incremental share-based compensation expense was recognized from the remeasurement and modification of the Telenet awards. The Telenet Replacement Awards were re-granted on November 7, 2023, resulting in total share-based compensation expense of $50.0 million, of which $8.5 million was recognized on this date due to the immediate vesting of select Telenet Replacement Awards. The remaining expense of $41.5 million is amortized over the remaining service periods of the unvested Telenet Replacement Awards, subject to forfeitures and the satisfaction of performance conditions as further described below. For further information regarding the Telenet Takeover Bid, see note 14.

(b)In April 2023, the compensation committee of our board of directors approved the extension of the expiration dates of outstanding SARs and director options granted in 2016 through 2018 from a seven-year term to a ten-year term (prior to 2019, awards granted under the 2014 Incentive Plans, as defined and described below, expired seven years after the grant date). Accordingly, the Black-Scholes fair values of the respective outstanding awards increased, resulting in the recognition of an aggregate incremental share-based compensation expense of $25.9 million during 2023.

(c)Includes share-based compensation expense related to (i) for 2024, the 2024 PSUs, as defined and described below, (ii) for 2024 and 2023, certain Telenet Replacement Awards, as defined and described below and (iii) for 2022, our 2019 Challenge Performance Awards.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

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

As of December 31, 2024, $129.8 million of total unrecognized compensation cost related to our Liberty Global share-based incentive awards is expected to be recognized by our company over a weighted-average period of approximately 1.9 years.

The following table summarizes certain information related to the share-based incentive awards granted and exercised with respect to Liberty Global common shares (includes amounts related to awards held by employees of our discontinued operations, unless otherwise noted):

	Year ended December 31,
	2024	2023	2022

Assumptions used to estimate fair value of options and SARs granted:
Risk-free interest rate	3.39 - 4.11%	3.12 - 4.10%	2.27 - 3.09%
Expected life	3.7 - 6.2 years	3.7 - 6.2 years	3.7 - 6.2 years
Expected volatility	28.9 - 31.4%	29.0 - 33.1%	33.5 - 38.1%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$6.57	$7.18	$9.90
SARs	$5.06	$5.85	$7.50
RSUs - prior to the Sunrise Distribution	$17.39	$18.59	$25.51
RSUs - subsequent to the Sunrise Distribution	$12.95	(a)	(a)
PSUs	$17.20	$16.60	(b)
Total intrinsic value of awards exercised (in millions):
Options	(c)	(c)	$0.5
SARs	$23.0	$4.6	$7.0
PSARs	(c)	(c)	$0.2
Cash received from exercise of options (in millions)	$—	$1.2	$13.0
Income tax benefit (expense) related to share-based compensation of our continuing operations (in millions)	$(1.0)	$9.1	$(8.1)
_______________

(a)Not applicable.

(b)There were no grants of PSUs made during the indicated period.

(c)There were no exercises of this award type during the indicated period.

Share Incentive Plans — Liberty Global Common Shares

2023 Incentive Plan

As of December 31, 2024, we are authorized to grant incentive awards under the “Liberty Global 2023 Incentive Plan”, which was approved by our shareholders on June 14, 2023. Generally, we may grant options, SARs, RSUs, performance awards or cash awards or any combination of the foregoing under this incentive plan (collectively, “awards”). The maximum number of Liberty Global shares with respect to which awards may be issued under the Liberty Global 2023 Incentive Plan is 43,284,342 which represents the number of common shares available for grant under the previous “Liberty Global 2014 Incentive Plan” and the “Liberty Global 2014 Nonemployee Director Incentive Plan” (collectively, the 2014 Incentive

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Plans) immediately prior to the 2023 Annual General Meeting of Shareholders of Liberty Global plc, plus any common shares subject to outstanding awards under the 2014 Incentive Plans that become available for issuance under the Liberty Global 2023 Incentive Plan pursuant to its terms. The maximum number of common shares reserved for issuance under the Liberty Global 2023 Incentive Plan is also subject to anti-dilution and other adjustment provisions of the Liberty Global 2023 Incentive Plan. Outstanding awards granted under the 2014 Incentive Plans will continue to be governed by the terms of that plan until exercised, expired, paid or otherwise terminated. No further awards will be granted under the 2014 Incentive Plans. As of December 31, 2024, the Liberty Global 2023 Incentive Plan had 38,692,888 common shares available for grant, but, consistent with the terms and intent of the Liberty Global 2023 Incentive Plan, we expect the compensation committee of our board of directors to upwardly adjust the number of shares available for grant as a result of the Spin-off.

Awards (other than performance based awards) under the Liberty Global 2023 Incentive Plan and the Liberty Global 2014 Incentive Plan generally (i) vest annually over a three-year period and (ii) expire 10 years after the grant date. Awards (other than RSUs) issued under the Liberty Global 2014 Nonemployee Director Incentive Plan generally vest in three equal annual installments, provided the director continues to serve as director immediately prior to the vesting date, and expire ten years after the grant date. RSUs vest on the date of the first annual general meeting of shareholders following the grant date. These awards may be granted at or above fair value in any class of common shares.

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

Ventures Incentive Plans

Annually, beginning in April 2021, the compensation committee of our board of directors has approved grants under the “Ventures Incentive Plans”. The Ventures Incentive Plans are provided to executive officers and other key employees based on the performance of the Liberty Global Ventures Portfolio (the “Portfolio”), or a specific portion of the Portfolio in the instance of the “Tech Ventures Incentive Plan.” A fair value assessment is performed for the Portfolio as of December 31st by an independent third-party valuation specialist and the Portfolio performance is measured by assessing the fair value of the Portfolio over a three-year period beginning on December 31st of the year preceding each annual grant. Payout will be denominated in cash and will be assessed at the end of each three-year period using eligible participants’ initial contributions, which are between 10% and 50% of their annual target equity value (10% and 100% for the 2021 Ventures Incentive Plan) and the contributed amount is in lieu of their normal annual equity grant. The compensation committee has the discretion to settle the final payout amount in (i) cash or (ii) Liberty Global Class A and Class C common shares based on the change in the Portfolio’s value. Subject to forfeitures, 100% of each participant’s payout will vest on or around March of the year subsequent to the conclusion of the three-year performance period. In order to receive the payout, participants are required to remain employed through the final vesting date. Awards under the Ventures Incentive Plans are liability classified due to the fact that the final payout under these plans will be denominated in cash and may be settled in a variable number of shares. The estimated fair value of the final payouts under our Ventures Incentive Plans as of December 31, 2024 are shown below:

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

	Performance period	Vesting date	Estimated fair value of final payout
			in millions

2022 Ventures Incentive Plan	12/31/2021 - 12/31/2024	March 15, 2025	$8.8
2023 Ventures Incentive Plan	12/31/2022 - 12/31/2025	March 15, 2026	10.9
2023 Tech Ventures Incentive Plan	12/31/2022 - 12/31/2025	March 15, 2026	0.6
2024 Ventures Incentive Plan	12/31/2023 - 12/31/2026	March 15, 2027	13.5
2024 Tech Ventures Incentive Plan	12/31/2023 - 12/31/2026	March 15, 2027	0.7
Total			$34.5

The 2021 Ventures Incentive Plan vested on March 15, 2024. Participants earned 108.5% of their targeted payout which was settled in 442,221 shares of Liberty Global Class A and 442,221 Class C common shares.

Performance Awards

The following is a summary of the material terms and conditions with respect to our performance based awards for certain executive officers and key employees.

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

Sunrise Distribution

In connection with the Spin-off, the compensation committee of our board of directors approved modifications to our outstanding shared-based incentive awards (the Award Modifications), in accordance with the underlying share-based incentive plans. As a result of the modifications, no incremental compensation expense was recognized as existing anti-dilution provisions of the plans required the compensation committee to adjust the terms of the outstanding awards to preserve the value

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

of outstanding equity awards before and after the Sunrise Distribution. Due to declines in the prices of our Liberty Global Class A and Class C common shares following the Sunrise Distribution, an adjustment factor was applied to our outstanding options, SARs, PSARs, PSUs and certain of our RSUs to increase the number of awards outstanding and, in regards to our outstanding options, SARs and PSARs, decrease the strike or base price. This adjustment factor utilized the volume-weighted average price of the respective shares for one day prior to and one day following the Sunrise Distribution. The impacts of the Award Modifications and the Spin-off are separately presented in the below tables.

Share-based Award Activity — Liberty Global Common Shares

The following tables summarize the share-based award activity during 2024 with respect to awards issued by Liberty Global. Our company settles SARs and PSARs on a net basis when exercised by the award holder, whereby the number of shares issued represents the excess value of the award based on the market price of the respective Liberty Global shares at the time of exercise relative to the award’s exercise price. In addition, with respect to share-based awards held by Liberty Global employees, the number of shares to be issued upon vesting or exercise is reduced by the amount of the employee’s required income tax withholding.

Options — Class A common shares	Number of awards	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions

Outstanding at January 1, 2024	622,177	$28.87
Granted	114,799	17.01
Forfeited	(67,247)	33.50
Outstanding at November 12, 2024	669,729	26.37
Impact of the Award Modifications	490,267	(11.14)
Outstanding at December 31, 2024	1,159,996	$15.23	4.7	$0.9
Exercisable at December 31, 2024	867,302	$16.96	3.2	$0.1

Options — Class C common shares	Number of awards	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions

Outstanding at January 1, 2024	2,704,383	$24.79
Granted	462,858	17.49
Forfeited	(134,230)	32.07
Outstanding at November 12, 2024	3,033,011	23.36
Impact of the Award Modifications	2,170,974	(9.74)
Outstanding at December 31, 2024	5,203,985	$13.62	5.6	$6.7
Exercisable at December 31, 2024	3,805,819	$14.57	4.4	$3.4

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

SARs — Class A common shares	Number of awards	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions

Outstanding at January 1, 2024	20,430,440	$25.90
Granted	4,132,571	16.77
Forfeited	(2,186,732)	26.51
Exercised	(651,203)	16.35
Outstanding at November 12, 2024	21,725,076	24.39
Impact of the Award Modifications	15,902,599	(10.31)
Impact of the Spin-off	(1,960,848)	14.27
Outstanding at November 13, 2024	35,666,827	14.07
Forfeited	(298,434)	15.46
Exercised	(683,753)	9.65
Outstanding at December 31, 2024	34,684,640	$14.15	5.5	$39.2
Exercisable at December 31, 2024	25,760,134	$15.50	4.3	$15.7

SARs — Class C common shares	Number of awards	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions

Outstanding at January 1, 2024	47,534,716	$25.28
Granted	5,463,215	17.52
Forfeited	(3,738,073)	27.40
Exercised	(1,348,429)	15.60
Outstanding at November 12, 2024	47,911,429	24.50
Impact of the Award Modifications	34,292,631	(10.22)
Impact of the Spin-off	(3,851,973)	14.45
Outstanding at November 13, 2024	78,352,087	14.27
Forfeited	(491,590)	15.83
Exercised	(2,230,208)	9.69
Outstanding at December 31, 2024	75,630,289	$14.40	5.5	$70.9
Exercisable at December 31, 2024	59,930,253	$15.29	4.6	$34.9

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

PSARs — Class A common shares	Number of awards	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions

Outstanding at January 1, 2024	3,238,360	$25.97
Forfeited	(193,929)	25.97
Outstanding at November 12, 2024	3,044,431	25.97
Impact of the Award Modifications	2,228,565	(10.97)
Impact of the Spin-off	(202,425)	15.00
Outstanding at November 13, 2024	5,070,571	15.00
Forfeited	(101,526)	15.00
Outstanding at December 31, 2024	4,969,045	$15.00	3.9	$—
Exercisable at December 31, 2024	4,969,045	$15.00	3.9	$—

PSARs — Class C common shares	Number of awards	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions

Outstanding at January 1, 2024	6,335,073	$25.22
Forfeited	(349,267)	25.22
Outstanding at November 12, 2024	5,985,806	25.22
Impact of the Award Modifications	4,284,380	(10.52)
Impact of the Spin-off	(394,363)	14.70
Outstanding at November 13, 2024	9,875,823	14.70
Forfeited	(201,150)	14.70
Outstanding at December 31, 2024	9,674,673	$14.70	3.9	$—
Exercisable at December 31, 2024	9,674,673	$14.70	3.9	$—

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

RSUs — Class A common shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years

Outstanding at January 1, 2024	2,446,678	$20.05
Granted	2,967,291	16.99
Forfeited	(488,279)	17.60
Released from restrictions	(2,265,981)	19.24
Outstanding at November 12, 2024	2,659,709	17.78
Impact of the Award Modifications	45,983	(8.36)
Impact of the Spin-off	(137,882)	10.54
Outstanding at November 13, 2024	2,567,810	9.36
Granted	1,888	12.76
Forfeited	(11,314)	9.14
Released from restrictions	(5,349)	10.71
Outstanding at December 31, 2024	2,553,035	$9.36	1.1

RSUs — Class C common shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years

Outstanding at January 1, 2024	5,382,896	$20.70
Granted	3,340,539	17.76
Forfeited	(646,144)	18.77
Released from restrictions	(3,605,574)	20.55
Outstanding at November 12, 2024	4,471,717	18.91
Impact of the Award Modifications	44,960	(8.83)
Impact of the Spin-off	(268,157)	11.06
Outstanding at November 13, 2024	4,248,520	10.02
Granted	1,888	13.14
Forfeited	(14,430)	9.79
Released from restrictions	(6,706)	11.16
Outstanding at December 31, 2024	4,229,272	$10.02	1.0

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

PSUs — Class A common shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years

Outstanding at January 1, 2024	444,448	$15.78
Granted	992,324	16.76
Forfeited	(166,193)	16.57
Released from restrictions	(133,098)	15.78
Outstanding at November 12, 2024	1,137,481	16.52
Impact of the Award Modifications	832,530	(7.77)
Outstanding at November 13, 2024	1,970,011	8.76
Forfeited	(6,187)	8.71
Outstanding at December 31, 2024	1,963,824	$8.76	1.9

PSUs — Class C common shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years

Outstanding at January 1, 2024	820,214	$17.05
Granted	1,365,500	17.51
Forfeited	(207,343)	17.38
Released from restrictions	(245,655)	17.05
Outstanding at November 12, 2024	1,732,716	17.37
Impact of the Award Modifications	1,240,067	(8.11)
Outstanding at November 13, 2024	2,972,783	9.26
Forfeited	(7,725)	9.22
Outstanding at December 31, 2024	2,965,058	$9.26	1.9

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Share-based Award Activity — Liberty Global Common Shares held by former Liberty Global employees

The following tables summarize the share-based awards held by former employees of Liberty Global subsequent to certain split-off or disposal transactions. Any future exercises of SARs or PSARs, or vesting of RSUs and PSUs will increase the number of our outstanding common shares.

	Number of awards	Weighted average exercise or base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
SARs and PSARs:
Class A:
Outstanding	3,281,173	$16.34	4.2	$1.4
Exercisable	2,828,005	$17.09	3.6	$0.7
Class C:
Outstanding	6,426,281	$16.32	4.2	$2.5
Exercisable	5,543,696	$16.96	3.6	$1.3

	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding RSUs and PSUs:
Class A:
RSUs	138,847	$10.52	0.7
PSUs	4,281	$8.87	2.1
Class C:
RSUs	268,070	$11.05	0.7
PSUs	4,241	$9.33	2.1

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

(16) Defined Benefit Plans

Certain of our subsidiaries maintain various funded and unfunded defined benefit plans for their employees. The table below provides summary information on our defined benefit plans:

	December 31,
	2024	2023	2022
	in millions

Fair value of plan assets (a)	$274.9	$256.9	$215.4
Projected benefit obligation	$255.2	$242.4	$203.8
Net asset	$19.7	$14.5	$11.6
_______________

(a)At December 31, 2024, the fair value of all plan assets was based on Level 1 of the fair value hierarchy (as further described in note 9). Our plan assets comprise investments in debt securities, equity securities, hedge funds, insurance contracts and certain other assets.

Our net periodic pension cost was $21.0 million, $19.6 million and $17.8 million during 2024, 2023 and 2022, respectively, including $21.5 million, $19.8 million and $17.9 million, respectively, representing the service cost component.

During 2024, our subsidiaries’ contributions to their respective defined benefit plans aggregated $21.8 million. Based on December 31, 2024 exchange rates and information available as of that date, we expect this amount to be $22.2 million in 2025.

(17) Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included on our consolidated balance sheets and statements of equity reflect the aggregate impact of foreign currency translation adjustments and pension-related adjustments and other. The changes in the components of accumulated other comprehensive earnings (loss), net of taxes, are summarized as follows:

	Liberty Global shareholders				Total accumulated other comprehensive earnings (loss)
	Foreign currency translation adjustments	Pension-related adjustments and other	Accumulated other comprehensive earnings (loss)	Noncontrolling interests
	in millions

Balance at January 1, 2022	$3,880.0	$12.2	$3,892.2	$(1.0)	$3,891.2
Other comprehensive loss	(3,259.2)	(119.6)	(3,378.8)	2.2	(3,376.6)
Balance at December 31, 2022	620.8	(107.4)	513.4	1.2	514.6
Other comprehensive earnings	1,778.4	(121.5)	1,656.9	(0.8)	1,656.1
Balance at December 31, 2023	2,399.2	(228.9)	2,170.3	0.4	2,170.7
Other comprehensive loss	(2,507.9)	(41.7)	(2,549.6)	—	(2,549.6)
Impact of the Spin-off	(337.0)	59.3	(277.7)	—	(277.7)
Balance at December 31, 2024	$(445.7)	$(211.3)	$(657.0)	$0.4	$(656.6)

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

The components of other comprehensive earnings (loss), net of taxes, are reflected in our consolidated statements of comprehensive earnings (loss). The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions

Year ended December 31, 2024:
Foreign currency translation adjustments	$(2,567.3)	$4.1	$(2,563.2)
Pension-related adjustments and other	(51.1)	(1.0)	(52.1)
Other comprehensive loss from continuing operations	(2,618.4)	3.1	(2,615.3)
Other comprehensive earnings from discontinued operations	68.1	(2.4)	65.7
Other comprehensive loss attributable to Liberty Global shareholders	$(2,550.3)	$0.7	$(2,549.6)

Year ended December 31, 2023:
Foreign currency translation adjustments	$1,212.0	$(1.9)	$1,210.1
Pension-related adjustments and other	(48.2)	(0.1)	(48.3)
Other comprehensive earnings from continuing operations	1,163.8	(2.0)	1,161.8
Other comprehensive earnings from discontinued operations	478.3	16.0	494.3
Other comprehensive earnings	1,642.1	14.0	1,656.1
Other comprehensive loss attributable to noncontrolling interests (a)	0.9	(0.1)	0.8
Other comprehensive earnings attributable to Liberty Global shareholders	$1,643.0	$13.9	$1,656.9

Year ended December 31, 2022:
Foreign currency translation adjustments	$(3,101.9)	$1.3	$(3,100.6)
Pension-related adjustments and other	(125.2)	(2.3)	(127.5)
Other comprehensive loss from continuing operations	(3,227.1)	(1.0)	(3,228.1)
Other comprehensive loss from discontinued operations (b)	(146.7)	(1.8)	(148.5)
Other comprehensive loss	(3,373.8)	(2.8)	(3,376.6)
Other comprehensive earnings attributable to noncontrolling interests (a)	(2.9)	0.7	(2.2)
Other comprehensive loss attributable to Liberty Global shareholders	$(3,376.7)	$(2.1)	$(3,378.8)
_______________

(a)Amounts represent the noncontrolling interest owners’ share of our pension-related adjustments.

(b)For additional information regarding the reclassification of foreign currency translation adjustments included in net earnings, see note 6.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

(18) Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to purchases of CPE and other equipment and services, network and connectivity commitments, programming contracts and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of December 31, 2024. The commitments included in this table do not reflect any liabilities that are included on our December 31, 2024 consolidated balance sheet.

	Payments due during:
	2025	2026	2027	2028	2029	Thereafter	Total
	in millions

Purchase commitments	$621.3	$520.1	$468.8	$435.6	$79.9	$36.9	$2,162.6
Network and connectivity commitments	80.3	48.6	11.0	7.9	7.5	0.2	155.5
Programming commitments	108.6	17.6	8.0	0.1	—	—	134.3
Other commitments	344.5	178.7	17.6	11.2	7.8	6.3	566.1
Total	$1,154.7	$765.0	$505.4	$454.8	$95.2	$43.4	$3,018.5

Purchase commitments include unconditional and legally binding obligations related to (i) certain service-related commitments, including software development, information technology, maintenance and call center services and (ii) the purchase of CPE.

Network and connectivity commitments include certain equipment and service-related commitments at Telenet.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $406.3 million, $424.6 million and $407.2 million during 2024, 2023 and 2022, respectively.

Other commitments include (i) our share of the funding commitment associated with the nexfibre JV and (ii) race management commitments associated with Formula E.

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

Furthermore, in connection with a future sale of our interest in, or an IPO of, Formula E, we have agreed to pay a third party a portion of our economic gain. We estimate that this contingent obligation is not currently significant.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

We have established various defined contribution benefit plans for our and our subsidiaries’ employees. Our aggregate expense for matching contributions under the various defined contribution employee benefit plans was $16.6 million, $17.4 million and $15.5 million during 2024, 2023 and 2022, respectively.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

(19) Segment Reporting

Our CEO, whom we have determined to be our Chief Operating Decision Maker (CODM), views our business as three strategic platforms, “Liberty Telecom” (our converged broadband, video and mobile communications businesses), “Liberty Growth” (our global investment arm comprised of various technology, media/content, sports, digital infrastructure and other growth assets) and “Liberty Services” (our innovative technology and finance service platforms offered by our centralized functions), each as further discussed below. Performance of our business is assessed and resources are allocated by our CODM on a segment basis. We generally identify our reportable segments as (i) those consolidated subsidiaries that represent 10% or more of our total reportable segment revenue or proportionate Adjusted EBITDA (as defined below) or (ii) those equity method affiliates where revenue or our share of Adjusted EBITDA represents 10% or more of our total reportable segment revenue or proportionate Adjusted EBITDA, respectively. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. Adjusted EBITDA is the primary measure used by our CODM to evaluate segment operating performance and make decisions about allocating resources to our operating segments. The CODM uses Adjusted EBITDA to evaluate income generated from our segment assets in deciding whether to reinvest profits into other areas of our business, such as for acquisitions or investments. Adjusted EBITDA is also used to monitor budget versus actual results, which is used in assessing the performance of segments in comparison with one another and in establishing management’s compensation. The significant accounting policies of our segments are the same as those described in note 3. In addition, our CODM reviews non-financial measures such as customer growth, as appropriate, but does not review any measure of total assets.

As we use the term, “Adjusted EBITDA” is defined as earnings (loss) from continuing operations before net income tax benefit (expense), other non-operating income or expenses, net share of results of affiliates, net gains (losses) on debt extinguishment, net realized and unrealized gains (losses) due to changes in fair values of certain investments, net foreign currency transaction gains (losses), net gains (losses) on derivative instruments, net interest expense, depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted EBITDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (a) readily view operating trends, (b) perform analytical comparisons and benchmarking between segments and (c) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total reportable segment Adjusted EBITDA to earnings (loss) from continuing operations before income taxes is presented below.

As of December 31, 2024, our reportable segments are as follows:

Consolidated:
•Telenet
•VM Ireland

Nonconsolidated:
•VMO2 JV
•VodafoneZiggo JV

Telenet, VM Ireland, the VMO2 JV and the VodafoneZiggo JV are included in our “Liberty Telecom” strategic platform and derive their revenue primarily from residential and B2B communications services, including broadband internet, video, fixed-line telephony and mobile services.

Our previously defined “Central and Other” reportable segment has been reorganized into various other operating segments, which are not separately or in the aggregate identified as reportable segments. Prior periods have been revised in accordance with this reorganization.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

The “Liberty Growth” strategic platform, included in the “all other category”, comprises certain investments in technology, media/content, sports and digital infrastructure companies that we view as scalable businesses, which derive their revenue from providing various goods, services and content to customers (Liberty Growth).

The “Liberty Services” strategic platform, included in the “all other category”, primarily includes our technology and services operating segments that generate revenue through sales of CPE to our reportable segments and certain third parties, and providing certain centralized back office functions, including network operations and technology solutions (Liberty Services).

We also have certain corporate activities that are included in the “all other category”, which include (i) revenue associated with certain finance and administrative services provided to various third parties and affiliates pursuant to service agreements and (ii) costs associated with certain centralized functions including billing systems, marketing, facilities, finance and other administrative functions.

Liberty Growth, Liberty Services and our corporate activities are all included in the “all other category” as they do not meet the reportable segment quantitative thresholds.

We present only the reportable segments of our continuing operations in the tables below.

Our centrally-managed technology and innovation function (our T&I Function) provides, and allocates charges for, certain products and services to our reportable segments (the Tech Framework). These products and services include CPE hardware and related essential software, maintenance, hosting and other services. Our reportable segments capitalize the combined cost of the CPE hardware and a portion of the essential software as property and equipment additions and the corresponding amounts charged by our T&I Function are reflected as revenue when earned.

During the second quarter of 2023, we determined to market and sell certain of our internally-developed software to third parties. As a result of these strategic and operational changes, from May 2023, proceeds from the licensing and related sale of products from this internally-developed software (including proceeds generated from our arrangements with the VMO2 JV and the VodafoneZiggo JV) were applied against the net book value of our existing internally-developed capitalized software. As of December 31, 2023, the net book value of our existing internally-developed software was reduced to zero, after which time we began recognizing revenue for such licensing and related sale of products. Further, from May 2023, we expense the costs of development of such software due to the fact that it is able to be externally marketed to third parties. During the year ended December 31, 2023, revenue was reduced by $127.7 million, including $69.3 million from the VMO2 JV and $41.0 million from the VodafoneZiggo JV, as a result of this change and the associated accounting treatment.
Performance Measures of our Reportable Segments

The amounts presented in the tables below represent 100% of each of our consolidated and nonconsolidated reportable segment’s revenue, expenses and Adjusted EBITDA, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the VodafoneZiggo JV. We account for our 50% interest in both the VMO2 JV and the VodafoneZiggo JV as an equity method investment and as such, our share of the operating results of the VMO2 JV and the VodafoneZiggo JV is included in share of results of affiliates, net, in our consolidated statements of operations. The noncontrolling owners’ interests in the operating results of Telenet prior to the Telenet Takeover Bid, and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

	Revenue
	Third-party and affiliate	Intersegment	Total
	in millions

Year ended December 31, 2024:
Telenet	$3,084.2	$0.2	$3,084.4
VM Ireland	487.9	3.5	491.4
VMO2 JV (nonconsolidated JV)	13,649.7	—	13,649.7
VodafoneZiggo JV (nonconsolidated JV)	4,450.5	—	4,450.5
Total reportable segment revenue	$21,672.3	$3.7	21,676.0
Plus: all other category (a)			1,013.6
Less: nonconsolidated JV revenue			(18,100.2)
Less: elimination of intercompany consolidated revenue (b)			(247.5)
Total consolidated revenue			$4,341.9

Year ended December 31, 2023:
Telenet	$3,089.2	$—	$3,089.2
VM Ireland	502.3	3.8	506.1
VMO2 JV (nonconsolidated JV)	13,574.1	—	13,574.1
VodafoneZiggo JV (nonconsolidated JV)	4,450.5	—	4,450.5
Total reportable segment revenue	$21,616.1	$3.8	21,619.9
Plus: all other category (a)			776.2
Less: nonconsolidated JV revenue			(18,024.6)
Less: elimination of intercompany consolidated revenue (b)			(255.7)
Total consolidated revenue			$4,115.8

Year ended December 31, 2022:
Telenet	$2,807.3	$—	$2,807.3
VM Ireland	491.4	3.3	494.7
VMO2 JV (nonconsolidated JV)	12,857.2	—	12,857.2
VodafoneZiggo JV (nonconsolidated JV)	4,284.6	—	4,284.6
Total reportable segment revenue	$20,440.5	$3.3	20,443.8
Plus: all other category (a)			960.9
Less: nonconsolidated JV revenue			(17,141.8)
Less: elimination of intercompany consolidated revenue (b)			(245.4)
Total consolidated revenue			$4,017.5
_____________

(a)Amounts include revenue from (i) third parties and affiliates of $174.9 million, $142.3 million and $203.7 million, respectively, (ii) services agreements with our nonconsolidated JV reportable segments, as further described in note 7, of $594.9 million, $382.0 million and $515.1 million, respectively, and (iii) our consolidated reportable segments of $243.8 million, $251.9 million and $242.1 million.

(b)Primarily reflects the elimination of (i) the revenue recognized related to the Tech Framework and (ii) transactions between our continuing and discontinued operations.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

The expense categories and amounts presented below align with the segment-level information that is regularly provided to the CODM. These amounts include intersegment expenses and are exclusive of share-based compensation expense.

	Year ended December 31,
	2024		2023		2022
	Programming and other direct costs of services	Operating expenses	Programming and other direct costs of services	Operating expenses	Programming and other direct costs of services	Operating expenses
	in millions

Consolidated reportable segments:
Telenet	$764.5	$1,027.7	$789.1	$984.9	$657.9	$849.8
VM Ireland	$127.7	$185.4	$139.0	$185.7	$134.2	$176.9

Nonconsolidated reportable segments:
VMO2 JV	$4,710.7	$4,435.6	$4,645.4	$4,397.4	$4,238.6	$4,056.4
VodafoneZiggo JV	$912.2	$1,504.4	$903.9	$1,574.1	$886.6	$1,380.0

	Adjusted EBITDA
	Year ended December 31,
	2024	2023	2022
	in millions

Telenet	$1,292.2	$1,315.2	$1,299.6
VM Ireland	178.3	181.4	183.6
VMO2 JV (nonconsolidated JV)	4,503.4	4,531.3	4,562.2
VodafoneZiggo JV (nonconsolidated JV)	2,033.9	1,972.5	2,018.0
Total reportable segment Adjusted EBITDA	$8,007.8	$8,000.4	$8,063.4

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

The following table provides a reconciliation of total reportable segment Adjusted EBITDA to earnings (loss) from continuing operations before income taxes:

	Year ended December 31,
	2024	2023	2022
	in millions

Total reportable segment Adjusted EBITDA	$8,007.8	$8,000.4	$8,063.4
Plus: all other category (a)	(188.7)	(215.1)	75.2
Less: nonconsolidated JV Adjusted EBITDA	(6,537.3)	(6,503.8)	(6,580.2)
Less: intercompany consolidated eliminations (b)	(122.0)	(131.1)	(129.4)
Share-based compensation expense	(168.3)	(204.8)	(163.2)
Depreciation and amortization	(1,002.0)	(1,216.4)	(1,093.6)
Impairment, restructuring and other operating items, net	(49.6)	(43.0)	(62.3)
Operating income (loss)	(60.1)	(313.8)	109.9
Interest expense	(574.7)	(505.0)	(300.9)
Realized and unrealized gains on derivative instruments, net	315.2	78.3	854.4
Foreign currency transaction gains (losses), net	1,756.5	(719.7)	1,298.8
Realized and unrealized losses due to changes in fair values of certain investments, net	(28.4)	(556.6)	(317.0)
Share of results of affiliates, net	(205.6)	(2,018.4)	(1,268.3)
Gain on sale of All3Media	242.9	—	—
Gain associated with the Formula E Acquisition	190.7	—	—
Gain associated with the Telenet Wyre Transaction	—	377.8	—
Gain on Telenet Tower Sale	—	—	700.5
Other income, net	201.8	211.4	101.0
Earnings (loss) from continuing operations before income taxes	$1,838.3	$(3,446.0)	$1,178.4
_____________

(a)Amounts include development costs related to our internally-developed software subsequent to our decision in May 2023 to externally market such software.

(b)Amounts relate to (i) the Adjusted EBITDA impact related to the Tech Framework and (ii) transactions between our continuing and discontinued operations.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

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

	Year ended December 31,
	2024	2023	2022
	in millions

Telenet	$876.6	$746.6	$643.0
VM Ireland	173.4	176.7	147.4
VMO2 JV	2,661.3	2,478.9	2,785.0
VodafoneZiggo JV	928.9	989.8	999.3
Total reportable segment property and equipment additions	4,640.2	4,392.0	4,574.7
Plus: all other category (a)	49.7	129.1	259.9
Less: nonconsolidated JV property and equipment additions	(3,590.2)	(3,468.7)	(3,784.3)
Less: elimination of intercompany consolidated property and equipment additions (b)	(37.8)	(38.0)	(37.1)
Total consolidated property and equipment additions	1,061.9	1,014.4	1,013.2
Assets acquired under capital-related vendor financing arrangements	(76.8)	(96.3)	(72.2)
Assets acquired under finance leases	(7.4)	(20.9)	(33.8)
Changes in current liabilities related to capital expenditures	(69.2)	24.7	(15.9)
Total capital expenditures, net	$908.5	$921.9	$891.3
_______________

(a)Includes (i) property and equipment additions representing centrally-owned assets that benefit other operating segments, including development costs related to our internally-developed software prior to our decision to externally market such software during the second quarter of 2023, and (ii) the net impact of certain centrally-procured network equipment that is ultimately transferred to other operating segments.

(b)Represents eliminations primarily related to the charges under the Tech Framework to each respective consolidated reportable segment related to the portion of the charges attributed to centrally-held internally developed technology that is embedded within our various CPE, as well as any applicable markup.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

Revenue by Major Category

Our revenue by major category is set forth below:

	Year ended December 31,
	2024	2023	2022
	in millions
Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$890.6	$872.0	$804.9
Video	598.2	616.2	602.1
Fixed-line telephony	196.0	217.0	229.0
Total subscription revenue	1,684.8	1,705.2	1,636.0
Non-subscription revenue	21.6	21.3	30.0
Total residential fixed revenue	1,706.4	1,726.5	1,666.0
Residential mobile revenue (c):
Subscription revenue (b)	487.1	487.1	454.4
Non-subscription revenue	169.3	187.8	184.3
Total residential mobile revenue	656.4	674.9	638.7
Total residential revenue	2,362.8	2,401.4	2,304.7
B2B revenue (d):
Subscription revenue	431.5	417.8	384.6
Non-subscription revenue	411.3	440.8	398.8
Total B2B revenue	842.8	858.6	783.4
Other revenue (e)	1,136.3	855.8	929.4
Total	$4,341.9	$4,115.8	$4,017.5
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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

(e)    Other revenue includes, among other items, (i) broadcasting revenue at Telenet and VM Ireland, (ii) revenue earned from the U.K. JV Services and NL JV Services and (iii) revenue earned from the sale of CPE to the VMO2 JV and the VodafoneZiggo JV.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Year ended December 31,
	2024	2023	2022
	in millions

Belgium	$2,921.1	$2,948.2	$2,807.3
Ireland	491.4	506.1	494.7
Slovakia	51.1	51.8	49.9
Other, including elimination of intercompany consolidated revenue (a)	878.3	609.7	665.6
Total	$4,341.9	$4,115.8	$4,017.5

VMO2 JV (U.K.)	$13,649.7	$13,574.1	$12,857.2
VodafoneZiggo JV (Netherlands)	$4,450.5	$4,450.5	$4,284.6
_______________

(a)    Revenue from our other geographic segments primarily relates to (i) the activities within our Liberty Services strategic platform and our corporate activities, as described above, most of which are located in the Netherlands and the U.K., and (ii) certain other operations at Telenet, primarily in the U.S. and Luxembourg.

The long-lived assets, which we define as property and equipment, net and ROU assets, of our geographic segments are set forth below:

	December 31,
	2024	2023
	in millions

Belgium	$4,022.3	$4,104.6
Ireland	696.2	677.7
Slovakia	51.2	57.3
Other (a)	322.6	296.8
Consolidated intercompany eliminations	(55.8)	(69.9)
Total	$5,036.5	$5,066.5

VMO2 JV (U.K.)	$12,061.1	$11,442.6
VodafoneZiggo JV (Netherlands)	$5,156.0	$5,605.9
_______________

(a)    Primarily relates to (i) certain long-lived assets associated with our corporate activities located in the Netherlands, the U.K. and the U.S. and (ii) certain other operations at Telenet, primarily in the U.S. and Luxembourg.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

(20) Quarterly Financial Information (Unaudited)

	2024
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts

Revenue:
As previously reported	$1,945.1	$1,873.7	$1,935.2	$1,123.2
Effect of discontinued operations (note 6)	(853.8)	(815.8)	(865.7)	—
As adjusted	$1,091.3	$1,057.9	$1,069.5	$1,123.2

Operating income (loss):
As previously reported	$22.6	$19.1	$101.3	$(48.2)
Effect of discontinued operations (note 6)	(34.9)	(52.1)	(67.9)	—
As adjusted	$(12.3)	$(33.0)	$33.4	$(48.2)

Earnings (loss) from continuing operations:
As previously reported	$527.0	$275.2	$(1,410.9)	$2,334.2
Effect of discontinued operations (note 6)	107.5	48.9	(12.8)	—
As adjusted	$634.5	$324.1	$(1,423.7)	$2,334.2

Earnings (loss) from continuing operations attributable to Liberty Global shareholders:
As previously reported	$510.0	$268.1	$(1,434.1)	$2,323.6
Effect of discontinued operations (note 6)	107.5	48.9	(12.8)	—
As adjusted	$617.5	$317.0	$(1,446.9)	$2,323.6

Net earnings (loss)	$527.0	$275.2	$(1,410.9)	$2,254.6
Net earnings (loss) attributable to Liberty Global shareholders	$510.0	$268.1	$(1,434.1)	$2,244.0

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 3):
Continuing operations	$1.63	$0.85	$(3.99)	$6.54
Discontinued operations	(0.28)	(0.13)	0.04	(0.22)
	$1.35	$0.72	$(3.95)	$6.32
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 3):
Continuing operations	$1.60	$0.84	$(3.99)	$6.33
Discontinued operations	(0.28)	(0.13)	0.04	(0.22)
	$1.32	$0.71	$(3.95)	$6.11

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2024, 2023 and 2022

	2023
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts

Revenue:
As previously reported	$1,868.4	$1,848.0	$1,854.5	$1,920.5
Effect of discontinued operations (note 6)	(806.2)	(815.7)	(857.1)	(896.6)
As adjusted	$1,062.2	$1,032.3	$997.4	$1,023.9

Operating income (loss):
As previously reported	$37.4	$(49.2)	$(27.4)	$(205.3)
Effect of discontinued operations (note 6)	(19.1)	(17.6)	(65.4)	32.8
As adjusted	$18.3	$(66.8)	$(92.8)	$(172.5)

Earnings (loss) from continuing operations:
As previously reported	$(713.5)	$(511.3)	$822.7	$(3,471.7)
Effect of discontinued operations (note 6)	36.2	33.3	37.1	108.1
As adjusted	$(677.3)	$(478.0)	$859.8	$(3,363.6)

Earnings (loss) from continuing operations attributable to Liberty Global shareholders:
As previously reported	$(721.4)	$(499.6)	$659.2	$(3,489.9)
Effect of discontinued operations (note 6)	36.2	33.3	37.1	108.1
As adjusted	$(685.2)	$(466.3)	$696.3	$(3,381.8)

Net earnings (loss)	$(713.5)	$(511.3)	$822.7	$(3,471.7)
Net earnings (loss) attributable to Liberty Global shareholders	$(721.4)	$(499.6)	$659.2	$(3,489.9)

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 3):
Continuing operations	$(1.51)	$(1.05)	$1.67	$(8.64)
Discontinued operations	(0.08)	(0.08)	(0.09)	(0.28)
	$(1.59)	$(1.13)	$1.58	$(8.92)
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 3):
Continuing operations	$(1.51)	$(1.05)	$1.66	$(8.64)
Discontinued operations	(0.08)	(0.08)	(0.09)	(0.28)
	$(1.59)	$(1.13)	$1.57	$(8.92)

PART III
The capitalized terms used in Part III of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.
Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders, which we intend to hold during the second quarter of 2025.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 408(b)(1) of Regulation S-K is included below and accordingly will not be incorporated by reference to our definitive proxy statement.

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

Our independent registered public accounting firm is KPMG LLP, Denver, CO Auditor Firm ID: 185
We intend to file our definitive proxy statement for our 2025 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 28, 2025.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Insider Trading Policy

Liberty Global has an insider trading policy governing the purchase, sale, and other dispositions of Liberty Global’s securities that applies to all Liberty Global personnel, including directors, officers and employees. Liberty Global also follows procedures for the repurchase of its securities. We believe our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to Liberty Global. A copy of Liberty Global’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

III-1

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 with respect to our common shares that are authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders:
Liberty Global 2023 Incentive Plan (3):			38,692,888
Liberty Global Class A common shares	6,286,319	$9.68
Liberty Global Class C common shares	9,125,285	$10.21
Liberty Global 2014 Incentive Plan (4):
Liberty Global Class A common shares	36,847,379	$15.20
Liberty Global Class C common shares	83,400,125	$15.00
Liberty Global 2014 Nonemployee Director Incentive Plan (4):
Liberty Global Class A common shares	961,156	$16.35
Liberty Global Class C common shares	4,409,818	$14.23
Equity compensation plans not approved by security holders:
None	—		—
Totals:
Total common shares available for issuance			38,692,888
Liberty Global Class A common shares	44,094,854
Liberty Global Class C common shares	96,935,228
 _______________

(1)This table includes (i) SARs and PSARs with respect to 37,698,206 and 5,236,652 Liberty Global Class A common shares, respectively, and 81,533,069 and 10,198,174 Liberty Global Class C common shares, respectively. Upon exercise, the appreciation of a SAR, which is the difference between the base price of the SAR and the then-market value of the respective underlying class of common shares or in certain cases, if lower, a specified price, may be paid in shares of the applicable class of common shares. Based upon the respective market prices of Liberty Global Class A and Class C common shares at December 31, 2024 and excluding any related tax effects, 3,180,599 and 5,586,122 Liberty Global Class A and Liberty Global Class C common shares, respectively, would have been issued if all outstanding and in-the-money SARs had been exercised on December 31, 2024. For further information, see note 15 to our consolidated financial statements.

(2)In addition to the option, SAR and PSAR information included in this table, there are outstanding RSU and PSU awards under the various incentive plans with respect to an aggregate of 4,659,987 and 7,466,641, Liberty Global Class A and Liberty Global Class C common shares, respectively.

(3)The Liberty Global 2023 Incentive Plan permits grants of, or with respect to, Liberty Global Class A, Class B, or Class C common shares subject to a single aggregate limit of 43,284,342 shares, subject to anti-dilution adjustments. As of December 31, 2024, an aggregate of 38,692,888 common shares were available for issuance pursuant to the incentive plan but, consistent with the terms and intent of the Liberty Global 2023 Incentive Plan, we expect the compensation
III-2

committee of our board of directors to upwardly adjust the number of shares available for grant as a result of the Spin-off. For further information, see note 15 to our consolidated financial statements.

(4)On June 14, 2023, our shareholders approved the Liberty Global 2023 Incentive Plan and, accordingly, no further awards will be granted under the Liberty Global 2014 Incentive Plan or the Liberty Global 2014 Nonemployee Director Incentive Plan.

III-3

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENTS

The financial statements required under this Item begin on page II-41 of this Annual Report on Form 10-K.

(a) (2)    FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

Schedule II - Valuation and Qualifying Accounts	IV-6

(a) (3)    EXHIBITS

Listed below are the exhibits filed as part of this Annual Report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K). Each reference to the Registrant includes the Registrant’s predecessors, as applicable.

2 -- Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1
Sale and Purchase Agreement, dated as of September 22, 2021, by and among Liberty Global plc , UPC Poland Holding B.V., P4 sp.z o.o. and Iliad S.A. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 23, 2021 (File No. 001-35961)).***

2.2
Master Separation Agreement, dated as of September 9, 2024, by and between Liberty Global Ltd. and Sunrise Communications AG (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed September 20, 2024 (File No. 001-35961)).

3 -- Articles of Incorporation and Bylaws:
3.1	Bye-Laws of Liberty Global Ltd., adopted on November 23, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 24, 2023 (File No. 001-35961)).
4 -- Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed February 15, 2024 (File No. 001-35961) ).

Borrowing Obligations of Telenet Group
4.2
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

4.3
Additional Facility AJ Accession Agreement dated December 13, 2017 and entered into between, among others, Telenet International Finance S.a.r.l. as the Borrower, Telenet Financing USD LLC as a Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent (incorporated by reference to Exhibit 4.5 to the December 2017 8-K/A).

4.4
Additional Facility AK Accession Agreement dated December 13, 2017 and entered into between, among others, Telenet International Finance S.a.r.l. as the Borrower, Telenet Financing USD LLC as a Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent (incorporated by reference to Exhibit 4.6 to the December 2017 8-K/A).

4.5
Telenet Supplemental Agreement (Credit Agreement) dated November 16, 2018 between among others, Telenet BVBA as the company, The Bank of Nova Scotia as facility agent and KBC Bank NV as security agent (incorporated by reference to Exhibit 4.1 to the November 2018 8-K ).

4.6
Additional Facility AR Accession Agreement dated January 24, 2020 and entered into between, among others, Telenet Financing USD LLC as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 30, 2020 (File No. 001-35961) (the January 30, 2020 8-K)).

4.7
Additional Facility AQ Accession Agreement dated January 24, 2020 and entered into between, among others, Telenet International Finance S.à r.l. as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.2 to the January 30, 2020 8-K).

4.8
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

4.9
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

10.7+
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

10.9+
Liberty Global 2020 Annual Performance Award Program for executive officers under the Liberty Global 2014 Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed April 3, 2020 (File No. 001-35961)).

10.10+
Liberty Global 2020 Long-Term Equity Incentive Program for executive officers under the Liberty Global 2014 Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed April 3, 2020 (File No. 001-35961)).

10.11+
Liberty Global 2021 Long-Term Equity Incentive Program for executive officers under the Liberty Global 2014 Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of Registrant’s Current Report on Form 8-K filed April 15, 2021 (File No. 001-35961)).

10.12+
Liberty Global Compensation Policy for Nonemployee Directors effective June 14, 2023 (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed April 28, 2023 (File No. 001-35961)).

10.13+
Liberty Global 2014 Nonemployee Director Incentive Plan (Amended and Restated effective November 24, 2023) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 24, 2023 (File No. 001-35961)).

10.14+
Form of Restricted Share Units Agreement under the Liberty Global 2014 Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2014 (File No. 001-35961)).

10.15+
Liberty Global 2023 Incentive Plan (Amended and Restated effective November 24, 2023) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 24, 2023 (File No. 001-35961)).

10.16+
Form of Share Appreciation Rights Agreement under the Liberty Global 2023 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed July 24, 2023 (File No. 001-35961)).

10.17+
Form of Restricted Share Units Agreement (3-year vesting) under the Liberty Global 2023 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed July 24, 2023 (File No. 001-35961)).

10.18+
Form of Restricted Share Units Agreement (4-year vesting) under the Liberty Global 2023 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed July 24, 2023 (File No. 001-35961)).

10.19+
Form of Non-Qualified Share Option Agreement under the Liberty Global 2023 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed July 24, 2023 (File No. 001-35961)).

10.20+
Form of Non-Executive Director Restricted Share Units Agreement under the Liberty Global 2023 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed July 24, 2023 (File No. 001-35961)).

10.21+
Form of Performance Share Units Agreement under the Liberty Global 2023 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 25, 2024 (File No. 001-35961)).

Employment Agreements
10.22+
Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed February 24, 2010 (File No. 000-51360)).

10.23+
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

10.24+
Employment Agreement dated as of June 28, 2018, between Liberty Global, Inc. and Enrique Rodriguez (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2018 (File No. 001-35961)).

10.25+
Amended and Restated Employment Agreement dated as of April 30, 2019, by and among the Liberty Global Holdings Limited (f/k/a Liberty Global plc), Liberty Global Inc. and Michael T. Fries (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2019 (File No. 001-35961)).

10.26+
Employment Agreement, dated May 21, 2020, by and between Liberty Global, Inc. and Bryan H. Hall (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2020 (File No. 001-35961)).

Shareholder Agreements
10.27
Shareholders’ Agreement, dated December 31, 2016, by and among, Vodafone International Holdings B.V., Vodafone Group Plc, Liberty Global Europe Holding B.V., the Registrant and Lynx Global Europe II B.V. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 6, 2017 (File No. 001-35961)).

10.28
Shareholders Agreement, dated June 1, 2021, by and among Liberty Global Ltd. (f/k/a Liberty Global plc), Liberty Global Europe 2 Limited, Liberty Global Holdco Limited, Telefonica, S.A. and Telefonica O2 Holdings Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2021 (File No. 001-35961)).

Other Agreements and Policies
10.29+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K 12B filed November 24, 2023 (File No. 001-35961)).
10.30+	Form of Aircraft Time Sharing Agreement (7X) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed February 13, 2013 (File No. 000-51360)).
10.31+	Personal Usage of Aircraft Policy, restated June 7, 2013 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed February 16, 2016 (File No. 001-35961)).
19 -- Insider Trading Policies and Procedures:
19.1	Insider Trading Policy*
21 -- List of Subsidiaries*
23 -- Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
31 -- Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer)*
32 -- Section 1350 Certification **
97 -- Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1:
97.1	Liberty Global Ltd. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed February 15, 2024 (File No. 001-35961) ).

101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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

LIBERTY GLOBAL LTD.

Dated:	February 18, 2025	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE	Chairman of the Board	February 18, 2025
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	February 18, 2025
Michael T. Fries

/s/ ANDREW J. COLE	Director	February 18, 2025
Andrew J. Cole

/s/ MIRANDA CURTIS	Director	February 18, 2025
Miranda Curtis

/s/ MARISA D. DREW	Director	February 18, 2025
Marisa D. Drew

/s/ PAUL A. GOULD	Director	February 18, 2025
Paul A. Gould

/s/ RICHARD R. GREEN	Director	February 18, 2025
Richard R. Green

/s/ LARRY ROMRELL	Director	February 18, 2025
Larry Romrell

/s/ DANIEL E. SANCHEZ	Director	February 18, 2025
Daniel E. Sanchez

/s/ J. DAVID WARGO	Director	February 18, 2025
J. David Wargo

/s/ ANTHONY G. WERNER	Director	February 18, 2025
Anthony G. Werner

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Chief Financial Officer	February 18, 2025
Charles H.R. Bracken

/s/ JASON WALDRON	Senior Vice President and Chief Accounting Officer	February 18, 2025
Jason Waldron

LIBERTY GLOBAL LTD.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts — Trade receivables
	Balance at beginning of period	Additions to costs and expenses	Deductions or write-offs	Foreign currency translation adjustments	Balance at end of period
	in millions

Year ended December 31:
2022	$17.1	8.6	(5.7)	(0.9)	$19.1
2023	$19.1	8.2	(6.2)	0.5	$21.6
2024	$21.6	6.6	(6.3)	(1.4)	$20.5

	Allowance for doubtful accounts — Loans to affiliates
	Balance at beginning of period	Additions to costs and expenses	Foreign currency translation adjustments	Balance at end of period
	in millions

Year ended December 31:
2022	$37.2	(4.5)	(2.5)	$30.2
2023	$30.2	(1.7)	1.0	$29.5
2024	$29.5	(7.8)	(1.4)	$20.3