Form 10-K/A
period 2024-12-31
Liberty Global Ltd.
filed 2025-03-25
CIK 1570585

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

EXPLANATORY NOTE

On February 18, 2025, Liberty Global Ltd. (the Registrant) filed with the Securities and Exchange Commission its Annual Report on Form 10-K (the Form 10-K) for the year ended December 31, 2024. The Registrant’s independent registered public accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

The Registrant is filing this Amendment No. 1 on Form 10-K/A (the Form 10-K/A) to include under Item 15 the consolidated financial statements of its equity investees VMED O2 UK Limited and VodafoneZiggo Group Holding B.V., as required by Rule 3-09 of Regulation S-X. Accordingly, the Registrant hereby amends and replaces in its entirety Item 15 of its Form 10-K.

Except as described above, this Form 10-K/A does not update or modify in any way the disclosures provided in the Registrant's Form 10-K, and does not purport to reflect any information or events subsequent to the February 18, 2025 filing thereof.

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

2 -- Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1
Sale and Purchase Agreement, dated as of September 22, 2021, by and among Liberty Global plc , UPC Poland Holding B.V., P4 sp.z o.o. and Iliad S.A. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 23, 2021 (File No. 001-35961)).****

2.2
Master Separation Agreement, dated as of September 9, 2024, by and between Liberty Global Ltd. and Sunrise Communications AG (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed September 20, 2024 (File No. 001-35961)).

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
_______________

*    Filed with the Registrant’s Form 10-K dated February 18, 2025
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

LIBERTY GLOBAL LTD.

Dated:	March 25, 2025	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE	Chairman of the Board	March 25, 2025
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	March 25, 2025
Michael T. Fries

/s/ ANDREW J. COLE	Director	March 25, 2025
Andrew J. Cole

/s/ MIRANDA CURTIS	Director	March 25, 2025
Miranda Curtis

/s/ MARISA D. DREW	Director	March 25, 2025
Marisa D. Drew

/s/ PAUL A. GOULD	Director	March 25, 2025
Paul A. Gould

/s/ RICHARD R. GREEN	Director	March 25, 2025
Richard R. Green

/s/ LARRY ROMRELL	Director	March 25, 2025
Larry Romrell

/s/ DANIEL E. SANCHEZ	Director	March 25, 2025
Daniel E. Sanchez

/s/ J. DAVID WARGO	Director	March 25, 2025
J. David Wargo

/s/ ANTHONY G. WERNER	Director	March 25, 2025
Anthony G. Werner

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Chief Financial Officer	March 25, 2025
Charles H.R. Bracken

/s/ JASON WALDRON	Senior Vice President and Chief Accounting Officer	March 25, 2025
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

Independent Auditors’ Report

The Board of Directors
VMED O2 UK Limited:

Opinion
We have audited the consolidated financial statements of VMED O2 UK Limited (and its subsidiaries) (the Company), which comprise the consolidated balance sheets as of December 31, 2024 and 2023, and the related consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements in owners’ equity, and consolidated statements of cash flows for each of the three years ended December 31, 2024, and the related notes to the consolidated financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the three years then ended in accordance with U.S. generally accepted accounting principles.

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

In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year after the date that the consolidated financial statements are issued.

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

•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, no such opinion is expressed.

•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.

•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control related matters that we identified during the audit.

/s/ KPMG LLP
London, U.K.
March 25, 2025

VMED O2 UK LIMITED
CONSOLIDATED BALANCE SHEETS

	31 December
	2024	2023
	in millions

ASSETS
Current assets:
Cash and cash equivalents	£1,110.3	£849.9
Trade receivables, net (notes 3 and 14)	862.8	987.6
Related-party receivables (note 14)	193.9	190.7
Derivative instruments (notes 5 and 6)	463.6	420.6
Prepaid expenses	324.2	273.4
Other current assets (notes 4 and 14)	1,361.9	1,381.6
Total current assets	4,316.7	4,103.8
Property, plant and equipment, net (notes 7 and 10)	8,919.0	8,520.5
Goodwill (note 7)	15,396.8	15,396.8
Intangible assets subject to amortisation, net (note 7)	5,761.8	6,697.2
Other assets, net (notes 4, 5, 8, 10, 11, 14 and 15)	2,870.2	2,921.1
Total assets	£37,264.5	£37,639.4

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable (note 14)	£1,135.8	£993.4
Contract liabilities (notes 4 and 14)	394.8	467.1
Current portion of debt and finance lease obligations (notes 9 and 10)	3,805.7	3,459.3
Other accrued and current liabilities (notes 4, 5, 10 and 14)	2,619.6	2,496.7
Total current liabilities	7,955.9	7,416.5
Long-term debt and finance lease obligations (notes 9 and 10)	17,645.8	17,629.2
Other long-term liabilities (notes 4, 5, 10, 11, 14 and 15)	1,231.9	1,234.6
Total liabilities	26,833.6	26,280.3
Commitments and contingencies (notes 5, 9, 10, 11, 15 and 17)
Owners’ equity:
Additional paid-in capital	9,453.0	16,917.4
Accumulated earnings (deficit)	1,268.2	(5,349.6)
Accumulated other comprehensive loss	(290.3)	(208.7)
Total owners’ equity	10,430.9	11,359.1
Total liabilities and owners’ equity	£37,264.5	£37,639.4

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended 31 December
	2024	2023	2022
	in millions

Revenue (notes 4, 14 and 18)	£10,680.5	£10,912.7	£10,391.9
Operating costs and expenses (exclusive of depreciation and amortisation, shown separately below):
Programming and other direct costs of services (note 14)	3,686.0	3,734.6	3,425.9
Other operating (notes 10 and 14)	1,628.3	1,654.6	1,762.8
Selling, general and administrative (SG&A) (notes 10, 13 and 14)	1,883.2	1,905.6	1,537.6
Depreciation and amortisation (note 7)	2,591.3	2,969.3	3,320.7
Impairment, restructuring and other operating items, net (note 7)	79.6	2,477.2	3,120.9
	9,868.4	12,741.3	13,167.9
Operating income (loss)	812.1	(1,828.6)	(2,776.0)
Non-operating income (expense):
Interest expense	(1,279.1)	(1,210.0)	(821.4)
Interest income	42.8	48.0	20.8
Realised and unrealised gains (losses) on derivative instruments, net (note 5)	392.3	(804.0)	2,188.2
Foreign currency transaction (losses) gains, net	(29.0)	589.2	(1,104.4)
Gains on debt extinguishment, net	2.2	9.7	—
Share of results of affiliates, net (note 8)	28.6	72.8	35.9
Other income, net	7.5	22.9	21.8
Gains due to changes in ownership (note 8)	48.5	102.2	—
	(786.2)	(1,169.2)	340.9
Earnings (loss) before income taxes	25.9	(2,997.8)	(2,435.1)
Income tax (expense) benefit (note 11)	(24.6)	233.4	(23.6)
Net earnings (loss)	£1.3	£(2,764.4)	£(2,458.7)

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended 31 December
	2024	2023	2022
	in millions

Net earnings (loss)	£1.3	£(2,764.4)	£(2,458.7)
Other comprehensive loss, net of taxes (note 16):
Defined benefit-related adjustments (note 15)	(88.1)	(61.1)	(195.3)
Foreign currency translation adjustments	6.5	(16.4)	30.5
Other comprehensive loss	(81.6)	(77.5)	(164.8)
Comprehensive loss	£(80.3)	£(2,841.9)	£(2,623.5)

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY

	Additional paid-in capital	Accumulated (deficit) earnings	Accumulated other comprehensive loss, net of taxes	Total owners’ equity
	in millions

Balance at 1 January 2024	£16,917.4	£(5,349.6)	£(208.7)	£11,359.1
Net earnings	—	1.3	—	1.3
Other comprehensive loss, net of taxes (notes 15 and 16)	—	—	(81.6)	(81.6)
Share-based compensation (note 13)	2.1	—	—	2.1
Dividends paid (note 12)	(850.0)	—	—	(850.0)
Capital reduction (note 12) (a)	(6,616.5)	6,616.5	—	—
Balance at 31 December 2024	£9,453.0	£1,268.2	£(290.3)	£10,430.9
_______________

(a)On 24 May 2024, VMED O2 implemented a capital reduction to reduce the share premium reserve to nil and increase the accumulated (deficit) profit by £6,616.5 million The capital reduction was effective from 28 May 2024.

	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total owners’ equity
	in millions

Balance at 1 January 2023	£18,901.9	£(2,585.2)	£(131.2)	£16,185.5
Net loss	—	(2,764.4)	—	(2,764.4)
Other comprehensive loss, net of taxes (notes 15 and 16)	—	—	(77.5)	(77.5)
Share-based compensation (note 13)	15.5	—	—	15.5
Dividends paid (note 12)	(2,000.0)	—	—	(2,000.0)
Balance at 31 December 2023	£16,917.4	£(5,349.6)	£(208.7)	£11,359.1

	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings (loss), net of taxes	Total owners’ equity
	in millions

Balance at 1 January 2022	£20,476.3	£(126.5)	£33.6	£20,383.4
Net loss	—	(2,458.7)	—	(2,458.7)
Other comprehensive loss, net of taxes (notes 15 and 16)	—	—	(164.8)	(164.8)
Share-based compensation (note 13)	25.6	—	—	25.6
Dividends paid (note 12)	(1,600.0)	—	—	(1,600.0)
Balance at 31 December 2022	£18,901.9	£(2,585.2)	£(131.2)	£16,185.5

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended 31 December
	2024	2023	2022
	in millions

Cash flows from operating activities:
Net earnings (loss)	£1.3	£(2,764.4)	£(2,458.7)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	40.8	24.9	43.6
Depreciation and amortisation	2,591.3	2,969.3	3,320.7
Impairment, restructuring and other operating items, net	79.6	2,477.2	3,120.9
Amortisation of deferred financing costs and non-cash interest	0.6	(4.0)	(9.6)
Realised and unrealised (gains) losses on derivative instruments, net	(392.3)	804.0	(2,188.2)
Foreign currency transaction losses (gains), net	29.0	(589.2)	1,104.4
Gains on debt extinguishment, net	(2.2)	(9.7)	—
Gains due to changes in ownership	(48.5)	(102.2)	—
Share of results of affiliates, net	(28.6)	(72.8)	(35.9)
Deferred tax expense (benefit)	7.3	(232.9)	66.9
Changes in operating assets and liabilities	274.6	(153.8)	(186.5)
Net cash provided by operating activities	2,552.9	2,346.4	2,777.6

Cash flows from investing activities:
Capital expenditures, net	(854.5)	(923.2)	(1,290.8)
Dividends received from affiliates	40.1	30.0	15.0
Repayments from affiliates	—	—	187.5
Other investing activities, net	(7.0)	(13.8)	45.3
Net cash used by investing activities	£(821.4)	£(907.0)	£(1,043.0)

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended 31 December
	2024	2023	2022
	in millions

Cash flows from financing activities:
Repayments and repurchases of debt and finance lease obligations:
Principal payments on operating-related vendor financing	£(3,869.3)	£(2,395.3)	£(2,247.3)
Principal payments on debt (excluding vendor financing)	(2,216.0)	(1,996.2)	(869.0)
Principal payments on capital-related vendor financing	(1,367.4)	(1,353.6)	(860.6)
Principal payments on finance leases	(0.1)	(12.6)	(14.4)
Borrowings of debt	2,642.9	3,318.5	1,322.6
Operating-related vendor financing additions	3,951.4	3,046.9	2,315.3
Dividends paid	(850.0)	(2,000.0)	(1,600.0)
Payment of financing costs and debt premiums	(11.8)	(15.3)	(11.6)
Net cash received (paid) related to derivative instruments	4.1	(9.1)	381.2
Repayments of related-party debt	(133.2)	—	—
Borrowings of related-party debt	190.8	—	—
Cash received from sale of investment (a)	176.0	359.5	—
Other financing activities, net	(0.4)	(0.8)	(0.3)
Net cash used by financing activities	(1,483.0)	(1,058.0)	(1,584.1)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.8)	(7.8)	3.4
Net increase in cash and cash equivalents and restricted cash	246.7	373.6	153.9
Cash and cash equivalents and restricted cash:
Beginning of year	893.3	519.7	365.8
End of year	£1,140.0	£893.3	£519.7

Cash paid for interest	£1,376.1	£1,181.1	£812.4
Net cash paid for income taxes	£9.7	£2.1	£2.8

Details of end of year cash and cash equivalents and restricted cash:
Cash and cash equivalents	£1,110.3	£849.9	£478.2
Restricted cash included in other current assets and other assets, net	29.7	43.4	41.5
Total cash and cash equivalents and restricted cash	£1,140.0	£893.3	£519.7
_______________

(a)Cash received from the sale of investments has been reclassified from cash flows from investing activities to cash flows from financing activities. See further details in note 8.

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements
31 December 2024, 2023 and 2022

(1)    Basis of Presentation

VMED O2 UK Limited (VMED O2) is an integrated communications provider of mobile, broadband internet, video and fixed-line telephony services to residential customers and businesses in the United Kingdom (U.K.). In these notes, the terms “we,” “our,” “our Company” and “us” may refer, as the context requires, to VMED O2 or collectively to VMED O2 and its subsidiaries. As of 31 December 2024, the primary subsidiaries of VMED O2 include (i) Virgin Media Inc. and its subsidiaries (collectively, Virgin Media) and (ii) O2 Holdings Limited and its subsidiaries (collectively, O2).

VMED O2 is a 50:50 joint venture (the Joint Venture) that was formed on 1 June 2021 between Liberty Global Ltd. (Liberty Global) and Telefónica, SA (through Telefónica O2 Holdings Limited) (Telefónica) (the Shareholders) (the JV Transaction). Prior to the completion of the JV Transaction, (i) Virgin Media was a wholly-owned subsidiary of Liberty Global that provided fixed and mobile communications services in the U.K. and (ii) O2 was a wholly-owned subsidiary of Telefónica that provided mobile communications services in the U.K.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Unless otherwise indicated, convenience translations into pound sterling are calculated as of 31 December 2024.

These consolidated financial statements reflect our consideration of the accounting and disclosure implications of subsequent events through 25 March 2025, the date of issuance.

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

ASU 2021-08

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which requires contract assets and contract liabilities acquired in a business combination to be recognised and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. We adopted ASU 2021-08 on 1 January 2023. The main impact of the adoption of ASU 2021-08 is the recognition of contract assets and contract liabilities in future business combinations at amounts generally consistent with the carrying value of such assets and liabilities of the acquiree immediately before the acquisition date.

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

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
Recent Accounting Pronouncements

ASU 2024-03

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (ASU 2024-03), which requires disclosure of certain categories of expenses such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after 15 December 2026 and interim periods beginning after 15 December 2027, with early adoption permitted. ASU 2024-03 should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact of ASU 2024-03 on our disclosures.

ASU 2023-09

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency of income tax matters within financial statements, providing stakeholders with a clearer understanding of an entity's operations and the associated tax risks. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. There is a further requirement that public business entities will need to disclose a tabular reconciliation, using both percentages and reporting currency amounts. ASU 2023-09 is effective for fiscal years beginning after 15 December 2024. The adoption of ASU 2023-09 will result in modifications to our income tax disclosures beginning in 2025.

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

(3)    Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, amongst other things, the valuation of acquisition-related assets and liabilities, allowances for doubtful accounts, certain components of revenue, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalisation of internal costs associated with construction and installation activities, useful lives of long-lived assets, share-based compensation and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We also consolidate entities in which we have a controlling financial interest based on either the variable interest entity (VIE) or voting interest model. We are required to first apply the VIE model to determine whether we hold a variable interest in an entity, and if so, whether the entity is a VIE. If we determine we do hold a variable interest in a VIE, we then apply the voting interest model. Under the voting interest model, we consolidate an entity when we hold a majority voting interest in an entity. We account for investments in which we have significant influence, but not a controlling financial interest, using the equity method of accounting.

An entity is considered to be a VIE if any of the following conditions exist: (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) the holders of the

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
equity investment at risk, as a group, lack either the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the entity or the obligation to absorb the entity’s expected losses or right to receive the entity’s expected residual returns or (iii) the voting rights of some equity investors are disproportionate to their obligation to absorb losses of the entity, their rights to receive returns from an entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

We consolidate entities that are VIEs when we determine we are the primary beneficiary. Generally, the primary beneficiary of a VIE is a reporting entity that has (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

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

Restricted cash consists of cash held in restricted accounts, including cash held in escrow related to our National Transcommunications Limited Pension Plan (NTL) pension plans (as defined and described in note 15). Restricted cash amounts that are required to be used to purchase long-term assets or repay long-term debt are classified as long-term assets. All other cash that is restricted to a specific use is classified as current or long-term based on the expected timing of the disbursement.

Our significant non-cash investing and financing activities are disclosed in our consolidated statements of owners' equity and in notes 7, 10 and 14.

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

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated £95.1 million and £46.8 million at 31 December 2024 and 2023, respectively. The allowance for doubtful accounts is based upon our current estimate of lifetime expected credit losses related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, amongst other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to our large number of residential and business customers. We also manage this risk by reducing or disconnecting services to customers whose accounts are delinquent.

Investments

We make elections, on an investment-by-investment basis, as to whether we measure our investments at fair value. Such elections are generally irrevocable. With the exception of those investments over which we exercise significant influence, we would generally elect the fair value method. For those investments over which we exercise significant influence, we generally

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
elect the equity method. All VMED O2 investments held at 31 December 2024 and 2023 are investments that we exercise significant influence over and as such, have been accounted for under the equity method.

Under the equity method, investments are originally recorded at cost and are subsequently adjusted to recognise our share of net earnings or losses of the affiliates as they occur. All costs directly associated with the acquisition of an investment to be accounted for under the equity method are included in the carrying amount of the investment. Upon disposition, a gain or loss is recognised for the difference between the selling price and the carrying amount of the equity method investment. For additional information regarding our equity method investments, see note 8.

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

We continually review all of our equity method investments to determine whether a decline in fair value below the cost basis is deemed other-than-temporary. The primary factors we consider in our determination are the extent and length of time that the fair value of the investment is below our Company’s carrying value and the financial condition, operating performance and near-term prospects of the investee. If the decline in fair value of an equity method investment is deemed to be other-than-temporary, the cost basis would be written down to fair value and the corresponding charge is reported in share of results of affiliates, net, in our consolidated statements of operations.

Financial Instruments

Due to the short maturities of cash and cash equivalents, restricted cash, short-term liquid investments, trade and other receivables, other current assets, accounts payable, accrued liabilities and other accrued and current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of our derivatives, see note 5. For information regarding how we arrive at certain of our fair value measurements, see note 6.

Derivative Instruments

All derivative instruments, whether designated as hedging relationships or not, are recorded as assets or liabilities on the consolidated balance sheets at fair value. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognised in earnings or loss. If the derivative instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive earnings or loss and subsequently reclassified into our consolidated statements of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognised in earnings or loss. We generally do not apply hedge accounting to our derivative instruments.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. When parts of an item of property, plant and equipment have different useful lives, they are accounted for as separate items (major components) of property, plant and equipment. We capitalise costs associated with the construction of new, or upgrades to existing, fixed and mobile transmission and distribution facilities and the installation of new fixed-line services. Capitalised construction and installation costs include materials, labour and other directly attributable costs. Installation activities that are capitalised include (i) the initial connection (or drop) from our fixed-line system to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for new, or upgrades to existing, fixed and mobile services. The costs of other customer-facing activities, such as reconnecting and disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. We capitalise interest with respect to construction activities where material. There was no such capitalisation during any of the periods presented.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022

Capitalised internal-use software is included as a component of property, plant and equipment. We capitalise internal and external costs directly associated with the development of internal-use software. We also capitalise costs associated with the purchase of software licenses. Maintenance and training costs, as well as costs incurred during the preliminary stage of an internal-use software development project, are expensed as incurred.

Depreciation is computed using the straight-line method over the estimated useful life of the underlying asset. Equipment under finance leases is amortised on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Useful lives used to depreciate our property, plant and equipment are assessed periodically and are adjusted when warranted. The useful lives of fixed and mobile distribution systems that are undergoing a rebuild are adjusted such that property, plant and equipment to be retired will be fully depreciated by the time the rebuild is completed. For additional information regarding the useful lives of our property, plant and equipment, see note 7.

Additions, replacements and improvements that extend the asset life are capitalised. Repairs and maintenance are charged to operations.

We recognise a liability for asset retirement obligations in the period in which it is incurred if sufficient information is available to make a reasonable estimate of fair values. Asset retirement obligations may arise from the loss of rights of way that we obtain from local municipalities or other relevant authorities, as well as our obligations under certain lease arrangements to restore the property to its original condition at the end of the lease term. Given the nature of our operations, most of our rights of way and certain leased premises are considered integral to our business. Accordingly, for most of our rights of way and certain lease agreements, the possibility is remote that we will incur significant removal costs in the foreseeable future and, as such, we do not have sufficient information to make a reasonable estimate of fair value for these asset retirement obligations.

As of 31 December 2024 and 2023, the recorded value of our asset retirement obligations was £46.6 million and £64.2 million, respectively.

Intangible Assets

Our primary intangible assets relate to goodwill, customer relationships, mobile spectrum licenses and software licenses. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Intangible assets with finite lives, including customer relationships are initially recorded at their fair value in connection with business combinations.

Goodwill is not amortised, but instead is tested for impairment at least annually. Intangible assets with finite lives, including customer relationships, are amortised on a straight-line basis over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

For additional information regarding the useful lives of our intangible assets, see note 7.

Impairment of Property, Plant and Equipment and Intangible Assets

When circumstances warrant, we review the carrying amounts of our property, plant and equipment and our intangible assets (other than goodwill) to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities. If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognised. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (a) sale prices for similar assets, (b) discounted estimated future cash flows using an appropriate discount rate and/or (c) estimated replacement cost. Assets to be disposed of are recorded at the lower of their carrying amount or fair value less costs to sell.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
We evaluate goodwill for impairment at least annually and whenever facts and circumstances indicate that a reporting unit’s carrying amount may not be recoverable. If it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we perform a quantitative assessment whereby we compare the fair value of the reporting unit to its respective carrying amount. Any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”).

Leases

For leases with a term greater than 12 months, we recognise on the lease commencement date (i) right-of-use (ROU) assets representing our right to use an underlying asset and (ii) lease liabilities representing our obligation to make lease payments over the lease term. Lease and non-lease components in a contract are generally accounted for separately.

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

With respect to our finance leases, (i) ROU assets are generally depreciated on a straight-line basis over the shorter of the lease term or the useful life of the asset and (ii) interest expense on the lease liability is recorded using the effective interest method. Operating lease expense is recognised on a straight-line basis over the lease term. For leases with a term of 12 months or less (short-term leases), we do not recognise ROU assets or lease liabilities. Short-term lease expense is recognised on a straight-line basis over the lease term.

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognise deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities, and for operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which the related deferred tax assets and liabilities are expected to be realized or settled. We recognise the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. Recognised tax positions are measured as the largest amount of tax benefit that is greater than 50% likely of being realised upon settlement. Deferred tax assets are reduced by a valuation allowance to the amount that is more-likely-than-not to be realised. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in earnings or loss in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognised if the indefinite reinvestment criterion is met. In order to be considered indefinitely reinvested, sufficient evidence must indicate that the foreign subsidiary has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free manner. United States (U.S.) tax law has a requirement, known as global intangible low-taxed income (GILTI), that certain income earned by foreign subsidiaries must be included in the gross income of their U.S. shareholder. We have elected to treat the tax effect of GILTI as a current-period expense when incurred. Interest and penalties related to income taxes are included in income tax benefit or expense in our consolidated statements of operations.

For additional information regarding our income taxes, see note 11.

Employee Benefits — Retirement Benefit Obligations

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

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022

For our defined benefit plans, we recognise each pension or post retirement plan’s funded status as either an asset or liability on the consolidated balance sheets. The net pension asset or net pension liability recognised represents the present value of the projected benefit obligation less the fair value of the plan assets at the reporting date. The projected benefit obligation is calculated annually by independent actuaries using the projected unit credit method. The present value of the projected benefit obligation is determined by discounting the estimated future cash outflows using interest rates of high quality corporate bonds. The corporate bonds used for this calculation are denominated in the currency in which the benefits will be paid and have terms to maturity approximating the term of the projected benefit obligation. Expected return on plan assets is determined by applying the return on assets assumptions to the actual fair value of plan assets.

Actuarial gains and losses are measured annually as of 31 December, or upon a remeasurement event, and are recognised within other comprehensive earnings or loss. The net actuarial gain or loss recorded in other comprehensive earnings or loss is subject to the "corridor" rule. The corridor is calculated as 10% of the greater of the projected benefit obligation or the fair value of the plan assets. The amount of the net actuarial gain or loss in excess of the corridor is amortised on a straight-line basis to the income statement over the average remaining service period of plan participants. During the period this "corridor" threshold has not been reached; therefore, no portion of the net actuarial gain in other comprehensive earnings or loss has been released to the consolidated statements of operations. We also recognise any prior service costs and credits that from changes in the plan benefits during the period as a component of other comprehensive earnings or loss, net of applicable income tax. Prior service costs and credits are amortised over the average remaining service period of the employees expected to receive benefits.

Foreign Currency Translation and Transactions

Transactions denominated in currencies other than our functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded on our consolidated balance sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in our consolidated statements of operations as unrealised (based on the applicable period end exchange rates) or realised upon settlement of the transactions.

Revenue Recognition

Subscription Revenue — Fixed-line Networks. We recognise revenue from the provision of broadband internet, video and fixed-line telephony services over our fixed-line network to customers in the period the related services are provided, with the exception of revenue recognised pursuant to certain contracts that contain promotional discounts, as described below. Installation fees related to services provided over our fixed-line network are generally deferred and recognised as revenue over the contractual period, or longer if the upfront fee results in a material renewal right.

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

Mobile Revenue — Airtime Services. We recognise revenue from mobile services in the period in which the related services are provided. Revenue from prepaid customers is deferred prior to the commencement of services and recognised as the services are rendered or usage rights expire.
Mobile Revenue — Handset Revenue. Revenue from the sale of handsets is recognised at the point in which the goods have been transferred to the customer. Some of our mobile handset contracts that permit the customer to take control of the handset upfront and pay for the handset in instalments over a contractual period may contain a significant financing component. For contracts with terms of one year or more, we recognise any significant financing component as revenue over the contractual period using the effective interest method. We do not record the effect of a significant financing component if the contractual period is less than one year.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022

B2B Revenue — Business-to-business (B2B) contracts are comprised of multiple elements, bespoke to the customer. In line with our recognition of revenue for consumer services, where multiple products and services are sold in a B2B environment, we allocate revenue proportionally to each performance obligation within the contract based on the relative standalone selling price, recognising revenue as each performance obligation is satisfied. For hardware sales, revenue is recognised on transfer of the asset. For connectivity services, revenue is recognised over the contract period as the service is used by the customer. We defer upfront installation and certain non-recurring fees received on B2B contracts where we maintain ownership of the installed equipment. The deferred fees are amortised into revenue on a straight line basis, generally over the longer of the term of the arrangement or the expected period of performance. From time to time, we also enter into agreements with certain B2B customers pursuant to which they are provided the right to use certain elements of our network. If these agreements are determined to contain a lease that meets the criteria to be considered a finance lease, we recognise revenue from the lease component when control of the network element is transferred to the customer.

Other Revenue. Other revenue, excluding construction revenue discussed separately below, consists of ancillary sales linked to the principal activity of the business discussed above e.g. insurance sales, mobile and accessories and the Smart Meter Implementation Programme (SMIP). This revenue is recognised on the provision of both goods and services, with revenue recognition on delivery of each separate performance obligation.

Construction Revenue. We recognise revenue from the provision of construction services with the respective service providers. For construction partner services, revenue for construction partner costs and materials are recognised on a gross basis as the performance obligations are completed, at the point in time when control is transferred to the service provider. For construction management services and metro connectivity projects, revenue is recognised gross over the period in which services are performed.

Contract Costs. Incremental costs to obtain a contract with a customer, such as incremental sales commissions, are generally recognised as assets and amortised to SG&A expenses over the applicable period benefited, which generally is the contract life. If, however, the amortisation period is less than one year, we expense such costs in the period incurred. Contract fulfilment costs, such as costs for installation activities for B2B customers, are recognised as assets and amortised to other operating costs over the applicable period benefited, which is generally the substantive contract term for the related service contract.

Promotional Discounts. For subscriber promotions, such as discounted or free services during an introductory period, revenue is recognised uniformly over the contractual period if the contract has substantive termination penalties. If a contract does not have substantive termination penalties, revenue is recognised only to the extent of the discounted monthly fees charged to the subscriber, if any.

Subscriber Advance Payments. Payments received in advance for the services we provide are deferred and recognised as revenue when the associated services are provided.

Sales and Other Value-Added Taxes (VAT). Revenue is recorded net of applicable sales and other VAT.

For additional information regarding our revenue recognition and related costs, see note 4. For a disaggregation of our revenue by major category, see note 18.

Share-based Compensation

We recognise all share-based and long-term incentive payments from Liberty Global and Telefónica to our employees, including grants of employee share-based incentive awards, on a fair value basis. We recognise share-based compensation expense as a charge to operations over the vesting period using the accelerated expense attribution method. Our outstanding share awards contain a performance condition and vest on a graded basis. Where borne by our Company, payroll taxes incurred in connection with the vesting or exercise of share-based incentive awards are recorded as a component of share-based compensation expense in our consolidated statements of operations.

For additional information regarding our share-based compensation, see note 13.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
(4)    Revenue Recognition and Related Costs

Contract Balances

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were £759.0 million and £722.6 million as of 31 December 2024 and 2023, respectively. The current and long-term portions of our contract assets are included within other current assets and other assets, net, respectively, on our consolidated balance sheets.

We record a contract liability when we receive payment prior to transferring goods or services to a customer, primarily for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our contract liabilities were £490.0 million and £583.9 million as of 31 December 2024 and 2023, respectively. During 2024, 2023 and 2022, we recognised revenue of £485.3 million, £518.4 million and £545.2 million, respectively, that was included in our contract liability balance at 31 December 2023, 2022 and 2021, respectively. The current and long-term portions of our contract liabilities are included within other accrued and current liabilities and other long-term liabilities, respectively, on our consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfil our contracts were £139.4 million and £153.5 million at 31 December 2024 and 2023, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our consolidated balance sheets. We amortised £179.1 million, £156.1 million and £102.0 million during 2024, 2023 and 2022, respectively, to operating costs and expenses related to these assets.

Unsatisfied Performance Obligations

Revenue from customers who are subject to contracts is generally recognised over the term of such contracts, which is typically one to three years for our mobile and fixed service contracts, one to five years for our B2B service contracts and one to six years for other contracts.

The total future revenue from the remaining terms of our contracts with customers for performance obligations not yet delivered to those customers was estimated to be £7,462.8 million, £6,942.3 million and £7,272.0 million at 31 December 2024, 2023 and 2022, respectively.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	31 December 2024			31 December 2023
	Current	Long-term	Total	Current	Long-term	Total
	in millions
Assets (a):
Cross-currency and interest rate derivative contracts (b)	£462.7	£808.2	£1,270.9	£420.1	£825.3	£1,245.4
Foreign currency forward and option contracts	0.9	—	0.9	0.5	—	0.5
Total	£463.6	£808.2	£1,271.8	£420.6	£825.3	£1,245.9
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	£490.0	£268.7	£758.7	£367.2	£544.0	£911.2
Foreign currency forward and option contracts	1.6	—	1.6	0.4	—	0.4
Total	£491.6	£268.7	£760.3	£367.6	£544.0	£911.6
_______________

(a)Our long-term derivative assets, current derivative liabilities and long-term derivative liabilities are included in other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, on our consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ non-performance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net (losses) gains of (£28.8 million), £44.7 million and (£112.9 million) during 2024, 2023 and 2022, respectively. These amounts are included in realised and unrealised gains (losses) on derivative instruments, net, in our consolidated statements of operations. For additional information regarding our fair value measurements, see note 6.

The details of our realised and unrealised gains (losses) on derivative instruments, net, are as follows:

	Year ended 31 December
	2024	2023	2022
	in millions

Cross-currency and interest rate derivative contracts	£395.5	£(796.0)	£2,190.2
Foreign currency forward and option contracts	(3.2)	(8.0)	(2.0)
Total	£392.3	£(804.0)	£2,188.2

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Year ended 31 December
	2024	2023	2022
	in millions

Operating activities	£211.0	£242.9	£3.4
Financing activities	4.1	(9.1)	381.2
Total	£215.1	£233.8	£384.6

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under our derivative instruments. At 31 December 2024 and 2023, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of £529.9 million and £567.9 million, respectively.

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

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
Details of our Derivative Instruments

Cross-currency Swap Contracts

We generally match the denomination of our borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At 31 December 2024, substantially all of our debt was either directly or synthetically matched to the functional currency of the borrowing entity. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at 31 December 2024:

Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
in millions			in years

$16,502.9	£13,052.9	(a)	2.9
€4,420.0	£3,935.8		4.6
£1,005.5	$1,445.0	(b)	0.1
$500.0	£394.2		0.5
$166.6	€150.0		3.5
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to 31 December 2024. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts.

Interest Rate Swap Contracts

The following table sets forth the total pound sterling equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at 31 December 2024:

Pay fixed rate (a)		Receive fixed rate
Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
in millions	in years	in millions	in years

£12,779.5	2.8	£4,609.2	0.6
_______________

(a)Includes forward-starting derivative instruments.

Interest Rate Swap Options

From time to time, we enter into interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future. Such contracts typically have a life of no more than three years. At the transaction date, the strike rate of each of these contracts was above the corresponding market rate. As of 31 December 2024, the option expiration period on each of our swaptions had expired.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimise our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At 31 December 2024, the total pound sterling equivalent of the notional amount due from the counterparty, including forward-starting derivative instruments, was £5,509.6 million and the related weighted average remaining contractual life was 0.6 years.

Interest Rate Caps and Floors

From time to time, we enter into interest rate cap and floor agreements. Purchased interest rate caps lock in a maximum interest rate if variable rates rise, but also allow our Company to benefit from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At 31 December 2024, the pound sterling equivalent of the notional amounts of our purchased interest rate caps and floors were £1,270.0 million and £3,132.9 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

Excluding forward-starting instruments, the impact of the derivative instruments that mitigate our foreign currency and interest rate risk were decreases of 93 basis points and 95 basis points to our borrowing costs as of 31 December 2024 and 2023, respectively.

There have been significant changes in the benchmark interest rates used to set floating rates on our debt and derivative instruments. ICE Benchmark Administration (the entity that administers LIBOR) ceased to publish GBP LIBOR rates after 31 December 2021, and it ceased to publish USD LIBOR rates after 30 June 2023. The methodology for EURIBOR has been reformed and has been granted regulatory approval to continue to be used.

We have agreed amendments in respect of all of our debt and derivative instruments to replace the ceased rates. For GBP, these reference the Sterling Overnight Index Average (SONIA). For USD, these reference the Term Secured Overnight Financing Rate (Term SOFR) administered by Federal Reserve Bank of New York or Term SOFR administered by CME Group Benchmark Administration Limited.

Foreign Currency Forwards and Options

We enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of 31 December 2024, the total notional amount of our foreign currency forward and option contracts was £263.8 million.

(6)    Fair Value Measurements

We use the fair value method to account for our derivative instruments. The reported fair values of these instruments as of 31 December 2024 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

GAAP provides for a fair value hierarchy that prioritises the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2024, material transfers were made relating to the pension buy-in. See note 15 for further details.

All of our Level 2 inputs (interest rate futures, swap rates and certain of the inputs for our weighted average cost of capital calculations) and certain of our Level 3 inputs (forecasted volatilities and credit spreads) are obtained from pricing services. These inputs, or interpolations or extrapolations thereof, are used in our internal models to calculate, amongst other items, yield curves, forward interest and currency rates and weighted average cost of capital rates. In the normal course of business, we

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
receive market value assessments from the counterparties to our derivative contracts. Although we compare these assessments to our internal valuations and investigate unexpected differences, we do not otherwise rely on counterparty quotes to determine the fair values of our derivative instruments. The midpoints of applicable bid and ask ranges generally are used as inputs for our internal valuations.

In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 5. The recurring fair value measurements of these instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these instruments. This observable data mostly includes currency rates, interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We use a Monte Carlo based approach to incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own non-performance risk and the non-performance risk of our counterparties. The inputs used for our credit risk valuations, including our and our counterparties’ credit spreads, represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect these parameters to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 5.

Fair value measurements are also used for non-recurring valuations performed in connection with acquisition accounting and impairment assessments. These non-recurring valuations primarily include intangible assets subject to amortisation, including customer relationships and mobile spectrum licenses, property, plant and equipment and the implied value of goodwill. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our non-recurring valuations, except for third-party debt, use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

At 31 December 2024 and 2023, all of our derivatives instruments fell under Level 2 of the fair value hierarchy.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
(7)    Long-lived Assets

Property, Plant and Equipment, Net

The details of our property, plant and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at 31 December 2024	31 December
		2024	2023
		in millions

Plant and machinery	2 to 30 years	£10,388.9	£9,341.3
Computer equipment, tools and other items	3 to 11 years	2,889.0	2,731.4
Plant and equipment in progress	N/A	1,221.4	910.0
Land and buildings	2 to 50 years	467.6	458.0
Total property, plant and equipment, gross		14,966.9	13,440.7
Accumulated depreciation		(6,047.9)	(4,920.2)
Total property, plant and equipment, net		£8,919.0	£8,520.5

Depreciation expense related to our property, plant and equipment was £1,651.7 million, £2,019.5 million and £2,371.2 million during 2024, 2023 and 2022, respectively.

During 2024, 2023 and 2022, we recorded non-cash increases to our property, plant and equipment related to vendor financing arrangements of £698.9 million, £691.5 million and £759.9 million, respectively, which excludes related VAT of £131.4 million, £132.7 million and £145.6 million, respectively, that were also financed under these arrangements.

Goodwill

Our goodwill represents the equity of the Joint Venture contributed businesses in excess of the fair value of our net identifiable assets and liabilities. During the fourth quarters of 2023 and 2022, we recorded goodwill impairments of £2.3 billion and £3.1 billion, respectively, in our GAAP consolidated financial statements. There was no goodwill impairment expense in the current period. The historic impairments recorded primarily related to (i) declining reported EBITDA resulting from the effects of the broader macroeconomic environment in the U.K., (ii) declines in current earnings multiples for comparable companies and (iii) declines in control premium for comparable transactions. We considered a market approach in determining the fair value estimate whereby the key inputs used were (a) current earnings multiples of comparable companies available publicly and (b) a judgmental control premium benchmarked against comparable transactions. The changes in our goodwill for the indicated periods are summarised below (in millions):

1 January 2022	£20,798.8
Impairment	(3,058.0)
31 December 2022	17,740.8
Impairment	(2,344.0)
31 December 2023	£15,396.8

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
Intangible Assets Subject to Amortisation, Net
The details of our intangible assets subject to amortisation are set forth below:

		31 December 2024
	Estimated useful life	Gross carrying amount	Accumulated amortisation	Net carrying amount
		in millions

Customer relationships	9 years	£7,713.0	£(3,070.9)	£4,642.1
Telecoms licenses and other (a)	20 years	1,486.7	(367.0)	1,119.7
Total		£9,199.7	£(3,437.9)	£5,761.8

		31 December 2023
	Estimated useful life	Gross carrying amount	Accumulated amortisation	Net carrying amount
		in millions

Customer relationships	9 years	£7,713.0	£(2,213.9)	£5,499.1
Telecoms licenses and other (a)	20 years	1,460.5	(262.4)	1,198.1
Total		£9,173.5	£(2,476.3)	£6,697.2
_______________

(a)Amounts primarily relate to mobile spectrum licenses associated with the mobile operations of O2.

Amortisation expense related to intangible assets with finite useful lives was £939.6 million, £949.8 million and £949.5 million during 2024, 2023 and 2022, respectively. Based on our amortisable intangible asset balance at 31 December 2024, we expect that amortisation expense will be as follows for the next five years and thereafter (in millions):

2025	£930.1
2026	930.1
2027	930.1
2028	930.1
2029	930.1
Thereafter	1,111.3
Total	£5,761.8

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
(8)    Investments

The details of our investments, including our share of results of affiliates, are set forth below:

	Cornerstone (a)	Tesco Mobile (b)	Total (c)
	in millions

1 January 2022	£730.3	£8.9	£739.2
Share of results of affiliates	35.2	0.7	35.9
Dividends	(15.0)	—	(15.0)
31 December 2022	750.5	9.6	760.1
Share of results of affiliates	71.2	1.6	72.8
Disposal (a)	(257.3)	—	(257.3)
Dividends	(30.0)	—	(30.0)
31 December 2023	534.4	11.2	545.6
Share of results of affiliates	25.4	3.2	28.6
Disposal (a)	(127.4)	—	(127.4)
Dividends (d)	(40.1)	—	(40.1)
31 December 2024	£392.3	£14.4	£406.7
_______________

(a)Our ownership percentages are determined based on our legal ownership as of the most recent balance sheet date.

As at 31 December 2024, VMED O2 is the majority shareholder (50.01%) of the Granstone group (consisting of Granstone Holdco Limited (Granstone), its direct subsidiary O2 Networks Limited (O2 Networks), and O2 Networks’ 50% shareholding in Cornerstone Telecommunications Infrastructure Limited (Cornerstone) which is accounted for under the equity method). The non-controlling shareholders are GLIL Infrastructure LLP (GLIL) and Equitix Investment Management Limited (Equitix).

In 2023 VMED O2 sold a 33.33% stake in Granstone (representing 16.66% of Cornerstone) to GLIL for which we received a cash consideration of £359.5 million. This transaction is viewed as an equity transaction and therefore the £359.5 million cash proceeds, which were previously disclosed as an investing activity, are now disclosed as a financing activity. The prior year numbers in the consolidated statements of cash flows have been restated accordingly.

In September 2024, VMED O2 entered into a sale and purchase agreement to sell an additional 16.66% stake in Granstone, (representing 8.33% of Cornerstone), for a cash consideration of approximately £186 million to the non-controlling shareholders. This follows on from, and is along equivalent terms to, the previous sale in 2023.

In November 2024, the transaction completed and VMED O2 received £186 million in cash proceeds from the sale and immediately paid £9.9 million held in trust (see footnote (d)) to the non-controlling shareholders.

Cornerstone remains a critical supplier to VMED O2 and these transactions have not impacted the existing commercial network sharing agreement between Vodafone and VMED O2, which sees the two companies share radio equipment across certain areas of the country.

(b)As of 31 December 2024, we own 50% of Tesco Mobile Limited (Tesco Mobile). We have determined our 50% interest in Tesco Mobile, a mobile virtual network operator (MVNO), to be classified as a joint venture (the Tesco Mobile JV) and accounted for under the equity method in our consolidated financial statements.

(c)The assets associated with our equity method investments are included within other assets, net, on our consolidated balance sheets.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
(d)In October 2024, Cornerstone declared and paid a £60.0 million dividend to O2 Networks, which in turn paid a dividend of £59.85 million to Granstone. Subsequently, Granstone paid a dividend of £59.7 million to its shareholders in the proportion of their shareholdings at the time, with VMED O2's portion being £39.8 million, of which £9.9 million would be held in trust and paid to the non-controlling shareholders upon completion of the transaction as per the terms of the sale and purchase agreement.

(9)    Debt

The pound sterling equivalents of the components of our third-party debt are as follows:

	31 December 2024
	Weighted average interest rate (a)	Unused borrowing capacity (b)	Principal amount
			31 December
			2024	2023
		in millions

VMED O2 Credit Facilities (c)	6.98%	£1,378.0	£7,671.6	£8,082.6
VMED O2 Senior Secured Notes	4.77%	—	8,798.1	7,999.1
VMED O2 Senior Notes	4.55%	—	1,152.2	1,158.3
Vendor financing (d)	5.71%	—	3,400.8	3,496.3
Other	6.37%	—	320.3	293.7
Total debt before deferred financing costs, discounts and premiums (e)	5.72%	£1,378.0	£21,343.0	£21,030.0

The following table provides a reconciliation of total third-party debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	31 December
	2024	2023
	in millions

Total debt before deferred financing costs, discounts and premiums	£21,343.0	£21,030.0
Deferred financing costs, discounts and premiums, net	(8.5)	7.1
Total carrying amount of debt	21,334.5	21,037.1
Finance lease obligations (note 10)	59.4	51.4
Total debt and finance lease obligations	21,393.9	21,088.5
Related-party debt (note 14)	57.6	—
Total debt inc. interest and lease obligations	21,451.5	21,088.5
Current portion of debt and finance lease obligations	(3,805.7)	(3,459.3)
Long-term debt and finance lease obligations	£17,645.8	£17,629.2
_______________

(a)Represents the weighted average interest rate in effect at 31 December 2024 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. For information regarding our derivative instruments, see note 5.

(b)Unused borrowing capacity under the VMED O2 Credit Facilities amounts to £1,378.0 million. Unused borrowing capacity represents the maximum availability under the VMED O2 Credit Facilities at 31 December 2024 without regard to covenant compliance calculations or other conditions precedent to borrowing. At 31 December 2024, in accordance

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
with the terms of the VMED O2 Credit Facilities, £1,378.0 million of unused borrowing capacity was available to be borrowed and there were no restrictions on our ability to make loans or distributions from this availability to other VMED O2 subsidiaries. Upon completion of the relevant 31 December 2024 compliance reporting requirements, in accordance with the terms of the VMED O2 Credit Facilities, we expect £1,378.0 million of unused borrowing capacity will continue to be available, with no restrictions to loan or distribute. Our above expectations do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to 31 December 2024, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within the VMED O2 Credit Facilities.

(c)As of 31 December 2024 and 2023, principal amounts include £413.6 million and £37.0 million, respectively, of borrowings pursuant to excess cash facilities under the VMED O2 Credit Facilities. These borrowings are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from certain of our subsidiaries to certain other third parties for amounts that we and our subsidiaries have vendor financed. To the extent the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities under our senior credit facilities.

(d)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property, plant and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g. extension beyond a vendor’s customary payment terms) and as such are classified outside of accounts payable as debt on our consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During 2024, 2023 and 2022, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses was £3,951.4 million, £3,046.9 million and £2,315.3 million, respectively. Repayments of vendor financing obligations are included in repayments and repurchases of third-party debt and finance lease obligations in our consolidated statements of cash flows.

(e)As of 31 December 2024 and 2023, our debt had an estimated fair value of £20.9 billion and £19.8 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 6.

General Information

Credit Facilities. We have entered into a senior secured credit facility agreement with certain financial and other institutions and senior credit facility agreements with certain non-consolidated special purpose financing entities (as described under VMED O2 Credit Facilities below) (the “credit facilities”). Certain of our credit facilities provide for adjustment to our borrowing rates based on the achievement, or otherwise, of certain Environmental, Social and Governance (ESG)-linked metrics. Our credit facilities contain certain covenants, the more notable of which are as follows:

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
31 December 2024, 2023 and 2022
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

The SPEs use the proceeds from the issuance of the SPE Note to fund term loan facilities under the credit facilities, each a “Funded Facility” and collectively the “Funded Facilities”. Each SPE is dependent on payments from the relevant borrowing entity under the applicable Funded Facility in order to service its payment obligations under each respective SPE Note. The SPEs are consolidated by VMED O2. As a result, the amounts outstanding under the Funded Facilities of the SPEs are eliminated in the consolidated financial statements of VMED O2.

Pursuant to the respective indentures for the SPE Notes (the SPE Indentures) and the respective accession agreements for the Funded Facilities, the call provisions, maturity dates and applicable interest rates for each Funded Facility are the same as those of the related SPE Note. Each SPE, as the lender under the relevant Funded Facility, is treated the same as the other lenders under the credit facilities, with benefits, rights and protections similar to those afforded to the other lenders. Through the covenants in the applicable SPE Indenture and the applicable security interests over the relevant SPE’s rights under the applicable Funded Facility granted to secure the relevant SPE’s obligations under the relevant SPE Notes, the holders of the SPE Notes are provided indirectly with the benefits, rights, protections and covenants granted to the SPE as lender under the applicable Funded Facility. The SPEs are prohibited from incurring any additional indebtedness, subject to certain exceptions under the SPE Indentures.

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
31 December 2024, 2023 and 2022
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

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
VMED O2 Notes

The details of the outstanding notes of VMED O2 as of 31 December 2024 are summarised in the following table:

				Outstanding principal amount
VMED O2 Notes	Maturity	Interest rate	Original issue amount	Borrowing currency	Pound sterling equivalent	Carrying value (a)

			in millions

Senior Notes:
2030 Dollar Senior Notes	15 July 2030	5.000%	$925.0	$925.0	£738.9	£738.2
2030 Euro Senior Notes	15 July 2030	3.750%	€500.0	€500.0	413.3	413.8
Total Senior Notes					1,152.2	1,152.0
Senior Secured Notes:
2027 Sterling Senior Secured Notes	15 April 2027	5.000%	£121.8	£121.8	121.8	123.8
2029 Dollar Senior Secured Notes	15 May 2029	5.500%	$1,425.0	$1,425.0	1,138.3	1,184.3
2029 5.25% Sterling Secured Notes	15 May 2029	5.250%	£340.0	£340.0	340.0	351.4
2029 4.00% Sterling Senior Secured Notes (b)	31 January 2029	4.000%	£600.0	£600.0	600.0	597.8
2030 4.25% Sterling Senior Secured Notes	15 January 2030	4.250%	£635.0	£635.0	635.0	635.7
2030 Dollar Senior Secured Notes	15 August 2030	4.500%	$915.0	$915.0	730.9	732.0
2030 4.125% Sterling Senior Secured Notes	15 August 2030	4.125%	£480.0	£480.0	480.0	479.1
2031 Euro Senior Secured Notes (b)	31 January 2031	3.250%	€950.0	€950.0	785.3	790.4
2031 4.25% Dollar Senior Secured Notes (b)	31 January 2031	4.250%	$1,350.0	$1,350.0	1,078.4	1,061.0
2031 4.75% Dollar Senior Secured Notes (b)(c)	15 July 2031	4.750%	$1,400.0	$1,400.0	1,118.3	1,115.8
2031 Sterling Senior Secured Notes (b)(c)	15 July 2031	4.500%	£675.0	£675.0	675.0	672.5
2032 Dollar Senior Secured Notes (b)	15 April 2032	7.750%	$750.0	$750.0	599.1	595.3
2032 Euro Senior Secured Notes (c)	15 April 2032	5.625%	€600.0	€600.0	496.0	492.6
Total Senior Secured Notes					8,798.1	8,831.7
Total					£9,950.3	£9,983.7
_______________

(a)Amounts are net of deferred financing costs, discounts and premiums, including amounts recorded in connection with acquisition accounting for the Joint Venture, where applicable.

(b)Respective notes are SPE Notes that have been issued by VMED O2 Financing I.

(c)Respective notes are VMED O2 Green Bonds that have been issued by VMED O2 Financing I under the International Capital Markets Association’s Green Bond Principles as “green” assets to investors.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
The VMED O2 Notes are non-callable prior to the applicable Call Date as presented in the below table. At any time prior to the respective Call Date, VMED O2 may redeem some or all of the applicable notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the applicable Call Date using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

VMED O2 Notes	Call Date

2030 Dollar Senior Notes	15 July 2025
2030 Euro Senior Notes	15 July 2025
2027 Sterling Senior Secured Notes	15 April 2027
2029 4.00% Sterling Senior Secured Notes	31 January 2024
2029 Dollar Senior Secured Notes	15 May 2024
2029 5.25% Sterling Senior Secured Notes	15 May 2024
2030 4.25% Sterling Senior Secured Notes	15 October 2024
2030 Dollar Senior Secured Notes	15 August 2025
2030 4.125% Sterling Senior Secured Notes	15 August 2025
2031 Euro Senior Secured Notes	31 January 2026
2031 4.25% Dollar Senior Secured Notes	31 January 2026
2031 4.75% Dollar Senior Secured Notes	15 July 2026
2031 Sterling Senior Secured Notes	15 July 2026
2032 Dollar Senior Secured Notes	15 April 2027
2032 Euro Senior Secured Notes	15 April 2027

VMED O2 may redeem some or all of the VMED O2 Senior Notes and the VMED O2 Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date, as set forth below:

	Redemption Price
	2030 Dollar Senior Notes	2030 Euro Senior Notes	2027 Sterling Senior Secured Notes	2029 4.00% Sterling Senior Secured Notes	2029 Dollar Senior Secured Notes	2029 5.25% Sterling Senior Secured Notes	2030 4.25% Sterling Senior Secured Notes

12-month period commencing	15 July	15 July	15 April	31 January	15 May	15 May	15 October
2025	102.500%	101.875%	100.000%	101.000%	101.375%	101.313%	101.063%
2026	101.250%	100.938%	100.000%	100.000%	100.000%	100.000%	100.531%
2027	100.625%	100.469%	N.A.	100.000%	100.000%	100.000%	100.000%
2028	100.000%	100.000%	N.A.	100.000%	100.000%	100.000%	100.000%

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022

	Redemption Price
	2030 Dollar Senior Secured Notes	2030 4.125% Sterling Senior Secured Notes	2031 Euro Senior Secured Notes	2031 4.25% Dollar Senior Secured Notes	2031 4.75% Dollar Senior Secured Notes	2031 Sterling Senior Secured Notes	2032 Dollar Senior Secured Notes	2032 Euro Senior Secured Notes

12-month period commencing	15 August	15 August	31 January	31 January	15 July	15 July	15 April	15 April
2025	102.250%	102.063%	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
2026	101.125%	101.031%	101.625%	102.125%	102.375%	102.250%	N.A.	N.A.
2027	100.563%	100.516%	100.813%	101.063%	101.188%	101.125%	103.875%	102.813%
2028	100.000%	100.000%	100.406%	100.530%	100.594%	100.563%	101.938%	101.406%
2029	100.000%	100.000%	100.406%	100.530%	100.594%	100.563%	100.000%	100.000%

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
VMED O2 Credit Facilities

The VMED O2 Credit Facilities are the senior and senior secured credit facilities of certain subsidiaries of VMED O2. The details of our borrowings under the VMED O2 Credit Facilities as of 31 December 2024 are summarised in the following table:

VMED O2 Credit Facilities	Maturity	Interest rate	Facility amount (in borrowing currency)	Outstanding principal amount	Unused borrowing capacity	Carrying value (a)

			in millions

Senior Secured Facilities:
N (b)	31 January 2028	Term SOFR+2.50%	$3,300.0	£2,635.9	£—	£2,630.7
O (c)	31 January 2029	EURIBOR+2.50%	€750.0	620.0	—	618.3
Q (b)	31 January 2029	Term SOFR+3.25%	$1,300.0	1,038.4	—	1,038.8
R (c)	31 January 2029	EURIBOR+3.25%	€750.0	620.0	—	620.6
S (d)	31 January 2029	4.00%	£600.0	597.8	—	597.8
T (d)	31 January 2031	3.25%	€950.0	790.4	—	790.4
U (d)	31 January 2031	4.25%	$1,350.0	1,061.0	—	1,061.0
V (d)	15 July 2031	4.50%	£675.0	672.5	—	672.5
W (d)	15 July 2031	4.75%	$1,400.0	1,115.8	—	1,115.8
X1 (e)	30 September 2029	SONIA+3.25%	£750.0	750.0	—	738.2
Y (b)(e)	31 March 2031	Term SOFR+3.25%	$1,250.0	998.5	—	985.8
Z (c)(e)	15 October 2031	EURIBOR+3.50%	€720.0	595.2	—	586.8
AA (d)	15 April 2032	5.625%	£600.0	492.6	—	492.6
AB (d)	15 April 2032	7.750%	£750.0	595.3	—	595.3
Revolving Facility (f)	30 September 2026	SONIA+2.75%	£54.0	—	54.0	—
Revolving Facility (f)(g)	30 September 2029	SONIA+2.75%	£1,324.0	—	1,324.0	—
Elimination of Facilities S, T, U, V, W, AA and AB in consolidation (d)				(5,325.4)	—	(5,325.4)
Total Senior Secured Facilities				7,258.0	1,378.0	7,219.2
Senior Facilities:
Financing Facility III (g)	15 July 2028	4.875%	£900.0	43.2	—	42.3
Financing Facility IV (g)	15 July 2028	5.000%	$500.0	14.1	—	14.1
Financing Facility V (g)	15 March 2032	7.875%	£400.0	356.3	—	356.3
Total Senior Facilities				413.6	—	412.7
Total				£7,671.6	£1,378.0	£7,631.9
_______________

(a)Amounts are net of deferred financing costs and discounts, where applicable.

(b)Facility N, Q and Y are each subject to a Term SOFR floor of 0.0%.

(c)Facility O, R and Z are each subject to a EURIBOR floor of 0.0%.

(d)The amounts outstanding under Facilities S through W, AA and AB are eliminated in our consolidated financial statements.

(e)Rates are subject to adjustment based on the achievement or otherwise of certain ESG metrics.

(f)The Revolving Facility has a fee on unused commitments of 1.1% per year.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
(g)Amounts represent borrowings that are owed to certain non-consolidated SPEs that have issued notes to finance the purchase of receivables due from certain of our subsidiaries to certain other third parties for amounts that we and our subsidiaries have vendor financed. To the extent the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities under our senior credit facilities.

Financing Transactions

Below we provide summary descriptions of certain financing transactions completed during 2024.

In January 2024, we drew down €20.0 million under Term Loan Z. The proceeds were used for refinancing.

In February 2024, we reduced our 2026 tranche of the Revolving Facility by £54.0 million.

In March 2024, certain lenders under Term Loan X extended the maturity of their commitments to 30 September 2029. This was effected by way of such lenders under Term Loan X converting their respective commitments in Term Loan X into commitments under a new Term Loan X1. Term Loan X was then reduced by £46.8 million resulting in the residual principal amount of £236.9 million. The principal amount of Term Loan X1 is £750.0 million (which includes additional borrowings of £33.7 million). The additional proceeds, £33.7 million, were used for refinancing.

In April 2024, we issued €600.0 million principal amount of euro-denominated senior secured notes and $750.0 million principal amount of U.S. dollar-denominated senior secured notes. These notes were issued at par, mature on 15 April 2032 and bear interest at a rate of 5.625% and 7.75%, respectively. The proceeds from these 2032 Senior Secured Notes were used to (i) purchase and cancel £335.7 million outstanding principal of our existing 2027 Sterling Senior Secured Notes and (ii) repay £296.1 million, £258.7 million and £236.9 million of Facility L, M and X, respectively, under the VMED O2 Credit Facilities. As per our policy, the interest and foreign currency risk of such refinancing activity is mitigated through our derivative portfolio.

In December 2024, Virgin Media O2 Vendor Financing Notes V Designated Activity Company (Virgin Media O2 Financing V Company) a third-party SPE that is outside of the Group issued £400.0 million principal amount of 7.875% vendor financing notes at par due 15 March 2032 (2032 Vendor Financing Notes). The net proceeds from these notes are to be used by the Virgin Media O2 Financing V Company to purchase certain vendor-financed receivables owed by our company to various other third parties. To the extent that the proceeds from the 2032 Vendor Financing Notes exceed the amount of vendor-financed receivables purchased, the excess proceeds are used to fund excess cash facilities junior to our senior secured credit facilities.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
Maturities of Debt

The pound sterling equivalents of the maturities of our debt as of 31 December 2024 are presented below (in millions):

Year ending 31 December:
2025	£3,746.4
2026	341.7
2027	156.1
2028	2,646.9
2029	5,106.8
Thereafter	9,345.1
Total debt maturities (a)	21,343.0
Deferred financing costs, discounts and premiums, net	(8.5)
Total debt	£21,334.5
Current portion	£3,746.4
Long-term portion	£17,588.1
_______________

(a)Includes vendor financing obligations of £3,400.8 million, as set forth below (in millions):

Year ending 31 December:
2025	£3,340.3
2026	21.5
2027	34.3
2028	4.5
2029	0.2
Total vendor financing maturities (1)(2)	£3,400.8
Current portion	£3,340.3
Long-term portion	£60.5
_______________

(1)Virgin Media Vendor Financing Notes III Designated Activity Company and Virgin Media Vendor Financing Notes IV Designated Activity Company (together the 2020 VM Financing Companies) have issued an aggregate £1,299.4 million equivalent of notes maturing in July 2028. The net proceeds from these notes are used by the 2020 VM Financing Companies to purchase from various third parties certain vendor financed receivables owed by certain of our subsidiaries. To the extent the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund excess cash facilities under our senior credit facilities. The 2020 VM Financing Companies can request the excess cash facilities be repaid by certain of our subsidiaries as additional vendor financed receivables become available for purchase.

(2)Virgin Media O2 Financing V Company have issued £400.0 million equivalent of notes maturing in March 2032. The net proceeds from these notes are used by the Virgin Media O2 Financing V Company to purchase from various third parties certain vendor-financed receivables owed by certain of our subsidiaries. At 31 December 2024, the total vendor financed receivables purchased from various third parties amounted to £45.0 million, with the remaining balance used to fund excess cash facilities under our senior credit facilities. The Virgin Media O2 Financing V Company can request the excess cash facilities be repaid by certain of our subsidiaries as additional vendor financed receivables become available for purchase.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2024	2023
	in millions

Balance at 1 January	£3,496.3	£2,981.4
Operating-related vendor financing additions	3,951.4	3,046.9
Capital-related vendor financing additions	830.3	691.5
Principal payments on operating-related vendor financing	(3,869.3)	(2,395.3)
Principal payments on capital-related vendor financing	(1,367.4)	(1,353.6)
Foreign currency and other	359.5	525.4
Balance at 31 December	£3,400.8	£3,496.3

(10)    Leases

General

We enter into operating and finance leases for network equipment, real estate and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities is set forth below:

	31 December
	2024	2023
	in millions

ROU assets:
Operating leases (a)	£715.2	£445.0
Finance leases (b)	47.0	43.9
Total ROU assets	£762.2	£488.9

Lease liabilities:
Operating leases (c)	£715.2	£477.7
Finance leases (d)	59.4	51.4
Total lease liabilities	£774.6	£529.1
_______________

(a)Our operating lease ROU assets are included in other assets, net, on our consolidated balance sheets. At 31 December 2024, the weighted average remaining lease term for operating leases was 7.9 years and the weighted average discount rate was 5.9%. During 2024, 2023 and 2022, we recorded non-cash additions to our operating lease ROU assets of £400.5 million, £37.7 million and £22.4 million, respectively.

(b)Our finance lease ROU assets are included in property, plant and equipment, net, on our consolidated balance sheets. At 31 December 2024, the weighted average remaining lease term for finance leases was 32.5 years and the weighted average discount rate was 7.1%. During 2024, 2023 and 2022, we recorded non-cash additions to our finance lease ROU assets of £8.1 million, £7.8 million and £77.9 million, respectively.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
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

In August 2024, Cellnex UK (Cellnex), Vodafone and VMED O2 signed a new long-term agreement for Cellnex to provide tower infrastructure and associated services. This new agreement replaced a prior agreement that Cornerstone held directly with Cellnex. This resulted in the recognition of an operating lease ROU asset and an operating lease liability, amounting to £202.0 million in the period. An immaterial disposal was recorded in the period to reflect our share of the relevant leases that Cornerstone previously held with Cellnex.

A summary of our aggregate lease expense is set forth below:

	Year ended 31 December
	2024	2023	2022
	in millions

Finance lease expense:
Depreciation and amortisation	£3.1	£2.7	£3.3
Interest expense	4.2	3.6	3.8
Total finance lease expense	7.3	6.3	7.1
Operating lease expense (a)	186.7	204.7	189.3
Total lease expense	£194.0	£211.0	£196.4
_______________

(a)Our operating lease expense is included in other operating expenses and SG&A expenses in our consolidated statements of operations.

A summary of our cash outflows from operating and finance leases is set forth below:

	Year ended 31 December
	2024	2023	2022
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	£157.5	£135.6	£139.1
Operating cash outflows from finance leases (interest component)	4.0	3.6	3.8
Financing cash outflows from finance leases (principal component)	0.1	3.7	5.9
Total cash outflows from operating and finance leases	£161.6	£142.9	£148.8

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
Maturities of our operating and finance lease liabilities as of 31 December 2024 are presented below. Amounts represent the pound sterling equivalents based on 31 December 2024 exchange rates:

	Operating leases	Finance leases
	in millions

Year ending 31 December:
2025	£166.0	£6.0
2026	134.6	6.1
2027	117.1	6.1
2028	97.6	6.1
2029	72.0	3.9
Thereafter	340.7	126.8
Total payments	928.0	155.0
Less: present value discount	(212.8)	(95.6)
Present value of lease payments	£715.2	£59.4
Current portion	£126.5	£1.7
Long-term portion	£588.7	£57.7

(11)    Income Taxes

VMED O2 files its primary income tax return in the U.K. and our subsidiaries file income tax returns in the U.K. and the U.S.

The components of our earnings (loss) before income taxes are as follows:

	Year ended 31 December
	2024	2023	2022
	in millions

U.K.	£29.3	£(3,009.8)	£(2,412.5)
U.S.	(3.4)	12.0	(22.6)
Earnings (loss) before income taxes	£25.9	£(2,997.8)	£(2,435.1)

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
Income tax (expense) benefit consists of:

	Current	Deferred	Total
	in millions

Year ended 31 December 2024:
U.K.	£(4.1)	£(5.1)	£(9.2)
U.S. (a)	(13.2)	(2.2)	(15.4)
Total income tax expense	£(17.3)	£(7.3)	£(24.6)

Year ended 31 December 2023:
U.K.	£(3.4)	£228.8	£225.4
U.S. (a)	3.9	4.1	8.0
Total income tax benefit	£0.5	£232.9	£233.4

Year ended 31 December 2022:
U.K.	£12.4	£(66.7)	£(54.3)
U.S. (a)	30.9	(0.2)	30.7
Total income tax expense	£43.3	£(66.9)	£(23.6)
_______________

(a)Includes U.S. federal and state income taxes. Our U.S. state income taxes were not material during any of the years presented.

The income tax attributable to our earnings (loss) before income taxes differs from the amounts computed using the applicable U.K. corporate income tax rate, the income tax rate of our country of domicile, as a result of the following:

	Year ended 31 December
	2024	2023	2022
	in millions

Computed “expected” tax (expense) benefit (a)	£(6.5)	£704.5	£462.7
Non-deductible interest and other expenses	(14.9)	12.4	(19.4)
Basis and other differences in the treatment of items associated with investments in subsidiaries (b)	(7.6)	17.2	(15.9)
Tax benefit associated with U.K. super-deduction (c)	0.6	14.4	140.2
Non-deductible goodwill impairment	—	(550.8)	(581.0)
Recognition of previously unrecognised tax benefits	—	15.6	51.2
Impact associated with phase-in of U.K. statutory rate (a)	—	11.8	(58.1)
Other, net	3.8	8.3	(3.3)
Total income tax (expense) benefit	£(24.6)	£233.4	£(23.6)
_______________

(a)On 10 June 2021, legislation was enacted in the U.K. to increase the U.K. corporate income tax rate to 25.0% from April 1, 2023. The statutory or "expected" tax rates for 2024, 2023 and 2022 are the U.K. corporate income tax rates of 25.0%, 23.5% and 19.0%, respectively. The 2023 statutory rate represents a blended rate in effect for the year ended 31 December 2023 based on the 19.0% statutory rate that was in effect for the first quarter of 2023 and the 25.0% statutory rate that was in effect for the remainder of 2023.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
(b)Amounts reflect the net impact of differences in the treatment of income and loss items between financial reporting and tax accounting related to investments in subsidiaries and affiliates, including the effects of undistributed earnings.

(c)The U.K. “super-deduction” provided a permanent tax benefit for the cost of qualifying capital expenditures, as well as accelerating tax allowances on expenditures during the period 1 April 2021 to 31 March 2023. The 2024 amount reflects an adjustment to the tax benefit associated with the 2023 expenditures.

As of 31 December 2024 and 2023, net deferred tax assets aggregated £417.8 million and £400.9 million, respectively, and are included within other assets, net, on our consolidated balance sheets.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	31 December
	2024	2023
	in millions

Deferred tax assets:
Capital and net operating loss carryforwards	£3,246.2	£3,256.0
Property, plant and equipment, net	1,486.4	1,665.7
Other future deductible amounts	86.7	96.7
Deferred tax assets	4,819.3	5,018.4
Valuation allowance	(3,062.1)	(3,062.0)
Deferred tax assets, net of valuation allowance	1,757.2	1,956.4
Deferred tax liabilities:
Intangible assets subject to amortisation	(1,168.2)	(1,388.1)
Derivative instruments	(108.4)	(86.9)
Other future taxable amounts	(62.8)	(80.5)
Deferred tax liabilities	(1,339.4)	(1,555.5)
Net deferred tax assets	£417.8	£400.9

Our deferred tax asset valuation allowance increased by £0.1 million during 2024, decreased by £43.7 million during 2023 and increased by £29.9 million during 2022. These changes primarily reflect the effect of foreign exchange movements on certain U.S. deferred tax assets.

We had property, plant and equipment on which future U.K. tax deductions can be claimed of £15.0 billion and £15.3 billion at 31 December 2024 and 2023, respectively. A maximum of 18% of this existing balance can be claimed as “capital allowances” in any one year. The tax effects of the excess of these capital allowances over the related financial statement carrying amounts are included in the deferred tax assets related to property, plant and equipment, net, in the above table.

As of 31 December 2024 and 2023, our loss carryforwards for income tax purposes were £13.3 billion and carryforward indefinitely, including U.K. capital loss carryforwards of £12.1 billion. The use of our tax loss carryforwards (both capital and ordinary losses) is limited. Certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. The majority of our tax loss carryforwards are not expected to be realised.

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
31 December 2024, 2023 and 2022
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

In general, tax returns filed by VMED O2 or our subsidiaries in the U.K. and U.S. for years prior to 2021 are no longer subject to examination by tax authorities.

The changes in our unrecognised tax benefits are summarised below:

	2024	2023	2022
	in millions

Balance at 1 January	£6.5	£20.5	£63.1
Additions based on tax positions related to the current year	1.0	1.1	—
Lapse of statute of limitations	—	(15.6)	(51.2)
Additions for tax positions of prior years	—	0.9	20.3
Reductions for tax positions of prior years	—	—	(20.2)
Foreign currency translation	—	(0.4)	8.5
Balance at 31 December	£7.5	£6.5	£20.5

All unrecognised tax benefits would have a favourable impact on our effective income tax rate if recognised. No assurance can be given that any of these tax benefits will be recognised or realised.

We do not expect any material changes to our unrecognised tax benefits during 2025.

A 15.0% corporate alternative minimum tax (CAMT) applies in the U.S. on "adjusted financial statement income" for tax years beginning after 31 December 2022. CAMT did not have an impact on our consolidated financial statements through 31 December 2024. We will continue to monitor additional guidance as it is issued to assess the impact to our tax position.

A global minimum tax with a rate of 15.0% applies in the U.K. for accounting periods starting on or after 31 December 2023. The legislation implements a domestic top-up tax and a multinational top-up tax. This legislation did not have any impact on our consolidated financial statements through 31 December 2024. We will continue to monitor future legislation and any additional guidance that is issued.

(12)    Share Capital

As of 31 December 2024 and 2023, VMED O2 has 12 ordinary shares, each with a nominal value of £1.00.

During 2024, 2023 and 2022, VMED O2 paid total dividends of £0.9 billion, £2.0 billion and £1.6 billion, respectively, to its Shareholders, which are reflected as decreases to owners' equity in our consolidated statements of owners' equity.

On 24 May 2024, VMED O2 implemented a capital reduction to reduce the share premium reserve to nil and increase accumulated (deficit) earnings by £6,616.5 million. The capital reduction was effective from 28 May 2024.

(13)    Share-based Compensation

Our share-based compensation expense relates to (i) charges for share-based incentive awards associated with common shares of Liberty Global and ordinary shares of Telefónica held by certain employees of our subsidiaries and (ii) charges for incentive awards associated with the performance of VMED O2, under VMED O2’s long-term incentive plan, held by certain employees of our subsidiaries.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
All the outstanding share-based incentive awards from Liberty Global and Telefónica vested during 2024. Share-based compensation expense allocated to our Company by Liberty Global and Telefónica is reflected as an increase to owners' equity, offset by any amounts recharged to us, and is included within SG&A expenses in our consolidated statements of operations.

All the outstanding incentive awards for VMED O2's long-term incentive plan will vest during 2025 and 2026. The associated expense is included within SG&A expenses in our consolidated statements of operations.

(14)    Related-party Transactions

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

Charges for JV Services - Framework Services Agreements

Pursuant to the framework services agreements (collectively, the JV Service Agreements) entered into in connection with the closing of the JV Transaction, Liberty Global and Telefónica charge VMED O2 fees for certain services provided to us by the Shareholders and their respective subsidiaries (collectively, the JV Services). The JV Services are provided to us on a transitional or ongoing basis. Pursuant to the terms of the JV Service Agreements, both the ongoing services and transitional services are provided for specified terms from the 1 June 2021 formation of the Joint Venture. The JV Services provided by the Shareholders and their respective subsidiaries consist primarily of (i) technology and other services, (ii) capital-related expenditures for assets that we use or otherwise benefit us, (iii) brand name and procurement fees and (iv) certain corporate services. The fees that Liberty Global and Telefónica charge us for the JV Services, as set forth in the table below, include both fixed and usage-based fees.

During the first quarter of 2024, we changed the terms related to and approach to how we reflect charges for certain products and services received from Liberty Global under the JV Service Agreements, specifically, customer premises equipment (CPE) and the embedded essential software. As a result of a contractual change, we now procure and capitalise the combined cost of the CPE and embedded essential software as property, plant and equipment additions. Prior to 2024, while CPE was capitalised, it was procured directly by VMED O2, with the related embedded essential software procured through Liberty Global and reflected within other operating expenses.

Fibre Joint Venture Agreements

In December 2022, Liberty Global and Telefónica, along with investment firm InfraVia Capital Partners, formed a new fibre joint venture to build a wholesale fibre-to-the-home network in the U.K. under the brand name “nexfibre”. nexfibre has a target to role out fibre to 5 million greenfield homes not currently served by VMED O2’s network. VMED O2 is an anchor tenant of the new network, extending its serviceable footprint, as well as providing its well-established network expansion expertise, systems and relationships to nexfibre, including construction, IT, technology and corporate services.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
All related-party transactions relate to regular trading activities of our Company and are on an arm’s length basis. Our related-party transactions are as follows:

	Year ended 31 December
	2024	2023	2022
	in millions

Credits (charges) included in:
Revenue	£1,054.6	£903.3	£291.1
Programming and other direct costs of services	(1.5)	(1.4)	(2.7)
Other operating	(279.0)	(314.2)	(362.1)
SG&A	(173.2)	(227.6)	(222.3)
Allocated share-based compensation expense	(2.1)	(15.5)	(25.6)
Included in net earnings (loss)	£598.8	£344.6	£(321.6)
Property, plant and equipment additions, net	£50.7	£5.2	£3.6

Revenue. Amounts primarily consist of our charges to nexfibre, charges to the Tesco Mobile JV, commissions from Telefónica for handset insurance policy sales and, to a lesser extent, roaming charges to Telefónica.

Programming and other direct costs of services. Amounts primarily consist of interconnect, roaming, lease and access fees and other services provided to us by certain Liberty Global and Telefónica subsidiaries.

Other operating expenses. Amounts primarily consist of network and technology-related services provided by Cornerstone.

SG&A expenses. Amounts relate to 2024, 2023 and 2022 respectively, they consist of (i) charges of £152.3 million, £225.6 million and £266.7 million, related to support function staffing and other services provided by Liberty Global, Telefónica and affiliates, (ii) charges of £70.1 million, £68.7 million and £23.6 million, related to network and technology-related services provided by Liberty Global and Telefónica, and (iii) charges of £28.5 million, £27.8 million and £27.1 million, related to brand and licensing fees payable to Telefónica.

Share-based compensation expense. Amounts relate to charges for share-based incentive awards held by certain employees of our subsidiaries associated with ordinary shares of Liberty Global and Telefónica. Share-based compensation expense is included in SG&A expenses in our consolidated statements of operations.

Property, plant and equipment additions, net. Amounts primarily relate to the purchase of CPE and embedded essential software with Liberty Global subsidiaries and associates.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
The following table provides details of our related-party balances:

	31 December
	2024	2023
	in millions

Assets:
Trade receivables (a)	£96.0	£71.4
Current receivables (b)	193.9	190.7
Other assets (c)	56.0	69.3
Total	£345.9	£331.4

Liabilities:
Accounts payable	£345.9	£322.1
Current portion of related-party debt (d)	57.6	—
Other current liabilities (e)	27.2	7.2
Other long-term liabilities (f)	222.4	149.0
Total	£653.1	£478.3
_______________

(a)Amounts primarily relate to trade receivables arising from our charges to Tesco Mobile, Telefónica subsidiaries, Cornerstone and accrued income owed from nexfibre.

(b)Amounts represent non-interest bearing current receivables from certain Liberty Global and Telefónica subsidiaries arising in the normal course of business.

(c)Amounts relate to ROU assets which are leased from Cornerstone to VMED O2.

(d)Amounts relate to the value associated with Telefónica Factoring España, S.A., which bear interest at a rate of 6.7%.

(e)Amounts represent the current lease liability with regards to leased assets from Cornerstone to VMED O2 and certain tax-related liabilities owed to other Telefónica subsidiaries.

(f)Amounts primarily represent the long-term lease liability with regards to leased assets from Cornerstone to VMED O2 and non-interest bearing payables, including (i) pension liabilities owed to certain Telefónica subsidiaries and (ii) a payable owed to Cornerstone related to certain asset retirement obligations.

(15)    Defined Benefit Plans

VMED O2 maintains the following defined benefit and defined contribution plans for its employees:

Defined Benefit Plans:
•The defined benefit section of the Telefónica UK Pension Plan;
•The National Transcommunications Limited Pension Plan (NTL);
•The NTL 1999 Pension Scheme (NTL 99);
•Unfunded pension promises to former Telefónica UK employees; and
•Unfunded pension promises to former NTL employees, known as the Annual Compensation Payments (ACP).

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
Defined Contribution Plans:
•The Telefónica UK Pension Scheme;
•The Virgin Media Pension Plan; and
•The defined contribution section of the Telefónica UK Pension Plan.

Defined Benefit Plans

All of the defined benefit plans are closed to new entrants and further benefit accrual. The Telefónica UK Pension Scheme and the Virgin Media Pension Plan remain open to new entrants and further contributions and the employer contributions are recognised as part of our staffing costs.

A valuation of our defined benefit plans was undertaken as of 31 December 2024 by suitably qualified independent actuaries. The majority of our defined benefit plan assets are invested in bulk annuity insurance policies that fully match all of the liabilities of these pension plans. Residual plan assets are invested in predominantly in cash or cash equivalents.

Current Events

Section 37 Court Ruling. In June 2023, the High Court made a ruling in the case Virgin Media Ltd v NTL Pension Trustees II Limited (and the ruling related to Section 37 of the 1993 Pensions Act and the correct interpretation of historic legislation governing the amendment of contracted-out DB schemes). In 2024, the Court of Appeal dismissed the appeal in the case made by the Company. NTL Pension Trustees II Limited have implemented amendments to the benefits of the NTL to reflect the ruling. The Trustees of the NTL 99 completed a similar detailed legal review of Scheme documentation and concluded there is no Section 37 issue. The Trustees of the Telefónica UK Pension Plan have yet to complete a detailed review of their Scheme documentation. The value of benefit increases in the NTL as a result of the rulings has been considered and accounted for within the pension scheme valuation for the current year.

Pension Buy-ins. On 25 November 2024, the Trustees of the Telefónica UK Pension Plan purchased a bulk purchase annuity policy with Pension Insurance Corporation (PIC) covering all liabilities of the defined benefit section of the Plan. On 26 November 2024, the Trustees of the NTL purchased a bulk purchase annuity policy with PIC covering all remaining liabilities of the Plan. This is in addition to annuity policies previously purchased with PIC in 2012 and 2017. These bulk purchase annuity policies (also known as buy-ins) will be held as investments of the respective plans and the Trustees retain financial responsibility for paying members’ pensions from these Plans. The purchase of these policies was an investment decision by the Trustees and no decision has been made to buy out the plans. The buy-ins remove the material pension risk in respect of the pension plans while providing greater benefit security to the members of the plans. The buy-in premiums were funded from assets of the plans and an investment loss, based on the premium paid and the accounting valuation, has been recognised through other comprehensive loss and the majority of the total other comprehensive investment loss is due to the buy-in transactions. Under GAAP, there are two potential treatments for the buy-in: (i) assets set equal to the buy-in premium, liabilities remain unchanged (e.g., liabilities valued using AA corporate bond discount rate), or (ii) assets and liabilities both set equal to the buy-in premium. We have chosen to account under option (i) as it is more consistent with the investment decision to enter into the bulk annuity contract, as the valuation of the liability remains unchanged.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
The table below provides summary information of our defined benefit plans:

	31 December
	2024	2023	2022
	in millions

Fair value of plan assets	£1,559.0	£1,820.9	£1,824.4
Projected benefit obligation	1,358.5	1,519.8	1,468.5
Net asset (a) (b)	£200.5	£301.1	£355.9
_______________

(a)Amounts include net obligations of £2.8 million, £3.1 million and £4.3 million, respectively, related to projected benefit obligations of unfunded schemes.

(b)VMED O2 is not required to limit any pension surplus, or recognise additional pension liabilities in individual plans, as economic benefits are available in the form of future refunds.

Changes in the present value of the projected benefit obligation associated with our various funded and unfunded defined benefit plans for the indicated periods are set forth below:

	2024	2023	2022
	in millions

Balance at 1 January	£1,519.8	£1,468.5	£2,355.6
Interest costs	67.1	68.2	42.2
Past service costs	7.4	—	—
Benefits paid	(66.3)	(66.7)	(76.3)
Actuarial (loss) gain	(169.5)	49.8	(854.1)
Reclassification of ACP Plan	—	—	1.1
Balance at 31 December	£1,358.5	£1,519.8	£1,468.5

Changes in the fair value of the plan assets associated with our various funded defined benefit plans for the indicated periods are set forth below:

	2024	2023	2022
	in millions

Balance at 1 January	£1,820.9	£1,824.4	2,720.1
Expected return on assets	83.6	100.0	79.3
Employer contributions	1.4	1.0	213.4
Benefits paid	(66.2)	(64.8)	(76.0)
Actuarial loss	(280.7)	(39.7)	(1,112.4)
Balance at 31 December	£1,559.0	£1,820.9	£1,824.4

We expect to contribute £1.0 million to our defined benefit plans during 2025 relating to expected administration costs of the Telefónica UK Pension Plan, NTL and NTL 99 plans.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
Our defined benefit plan assets as of 31 December 2024 comprise the following:

	L1	L2	L3
	Listed	Listed	Unlisted	Total
	in millions

Cash and cash equivalents	£90.3	£—	£—	£90.3
Deferred premium	(22.0)	—	—	(22.0)
Bonds	—	3.6	—	3.6
Private debt and equity	—	0.1	—	0.1
Insurance policies	—	—	1,486.2	1,486.2
Property	—	0.8	—	0.8
Total	£68.3	£4.5	£1,486.2	£1,559.0

The details of the loss related to our defined benefit plans and recognised in our consolidated statements of comprehensive loss are set forth below:

	Year ended 31 December
	2024	2023	2022
	in millions

Actuarial loss recognised in accumulated other comprehensive loss	£(112.0)	£(86.7)	£(258.3)

Net periodic pension cost:
Interest costs	(67.1)	(68.2)	(42.2)
Expected return on assets	83.6	100.0	79.3
Amortisation of unrecognised net loss	(6.7)	—	—
Amortisation of prior service costs	(0.1)	0.1	(0.1)
Net periodic pension cost recognised in comprehensive loss	9.7	31.9	37.0

Total loss recognised in other comprehensive loss	£(102.3)	£(54.8)	£(221.3)

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
The main assumptions, shown as a range, as adopted under ASC 715 Compensation - Retirement Benefits for our defined benefit plans (funded and unfunded) as of 31 December 2024 are as follows:

	Telefónica UK & Unfunded Pension Plan	NTL & Unfunded ACP	NTL 99

Life expectancy (male currently aged 60 / 40) (in years)	85.6 / 86.8	86.6 / 87.8	86.1 / 87.3
Life expectancy (female currently aged 60 / 40) (in years)	88.6 / 89.7	88.7 / 89.8	88.3 / 89.5
Discount rate	5.6%	5.5%	5.5%
Expected return on assets
Inflation assumptions:
RPI	3.1%	3.2%	3.1%
CPI	2.6%	2.7%	2.6%
Mortality base table	110% / 110% (M/F) S3NA	93% / 102% (M/F) S3PA	99% / 107% (M/F) S3PA
Mortality future improvements	Continuous Mortality Investigation (CMI)_2023 projections with long-term rate of improvement of 1.00% per annum, w2023 of 15% and an initial addition of 0.25% for each of the plans

At 31 December 2024, the weighted average duration of the defined benefit obligation of our Telefónica UK funded and unfunded plans, NTL and unfunded ACP plans and NTL 99 were 16.0, 10.0 and 14.0 years, respectively.

Any sensitivity analysis may not be representative of an actual change in the defined benefit obligation as it is unlikely that changes in assumptions would occur in isolation of one another. In presenting the sensitivity analysis, the change in present value of defined benefit obligations has been calculated using the projected unit credit method, which is the same as that applied in calculating the defined benefit obligation liability recognised on our consolidated balance sheet. The rate of inflation assumption sensitivity factors in the impact of changes to all assumptions relating to inflation (RPI), including the associated pension increase assumption. The following sensitivity analysis table summarises how a reasonably possible change in particular assumptions would, in isolation, result in an increase to the defined benefit obligation as of 31 December 2024 (in millions):

Decrease discount rate by 0.25%	£41.6
Increase inflation rate by 0.25%	£33.9
Increase life expectancy by 1 year	£34.9

As of 31 December 2024, the expected future benefit payments from the plans are as follows:

	Funded	Unfunded
	in millions

Year ending 31 December:
2025	£68.2	£0.2
2026	70.0	0.2
2027	71.8	0.2
2028	73.7	0.2
2029	75.6	0.2
Thereafter	2,947.8	4.9
Total	£3,307.1	£5.9

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
Other Pension Plans

We also operate defined contribution plans. The assets of these defined contribution arrangements are held separately from those of VMED O2 in independently administered funds. The expense in our consolidated statements of comprehensive loss relating to the defined contribution plans is equal to the contributions payable with respect to the periods presented, which totalled £59.3 million, £75.9 million and £67.1 million during 2024, 2023 and 2022, respectively.

(16)    Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive loss included on our consolidated balance sheets and statements of owners' equity reflect the aggregate impact of foreign currency translation adjustments and defined benefit-related adjustments. The changes in the components of accumulated other comprehensive earnings (loss), net of taxes, are summarised as follows:

	Foreign currency translation adjustments	Defined benefit-related adjustments	Total accumulated other comprehensive earnings (loss)
	in millions

Balance at 1 January 2022	£13.3	£20.3	£33.6
Other comprehensive loss	30.5	(195.3)	(164.8)
Balance at 31 December 2022	43.8	(175.0)	(131.2)
Other comprehensive loss	(16.4)	(61.1)	(77.5)
Balance at 31 December 2023	27.4	(236.1)	(208.7)
Other comprehensive loss	6.5	(88.1)	(81.6)
Balance at 31 December 2024	£33.9	£(324.2)	£(290.3)

The components of other comprehensive loss, net of taxes, are reflected in our consolidated statements of comprehensive loss. The following tables summarise the income tax effects related to each component of other comprehensive loss, net of amounts reclassified to our consolidated statements of operations:

	Year ended 31 December 2024
	Pre-tax amount	Income tax benefit	Net-of-tax amount
	in millions

Foreign currency translation adjustments	£6.5	£—	£6.5
Defined benefit-related adjustments	(112.0)	23.9	(88.1)
Other comprehensive loss	£(105.5)	£23.9	£(81.6)

	Year ended 31 December 2023
	Pre-tax amount	Income tax benefit	Net-of-tax amount
	in millions

Foreign currency translation adjustments	£(16.4)	£—	£(16.4)
Defined benefit-related adjustments	(86.7)	25.6	(61.1)
Other comprehensive loss	£(103.1)	£25.6	£(77.5)

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022

	Year ended 31 December 2022
	Pre-tax amount	Income tax benefit	Net-of-tax amount
	in millions

Foreign currency translation adjustments	£30.5	£—	£30.5
Defined benefit-related adjustments	(258.3)	63.0	(195.3)
Other comprehensive loss	£(227.8)	£63.0	£(164.8)

(17)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our Company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services, other items, and the JV Service Agreements. The following table sets forth the pound sterling equivalents of such commitments as of 31 December 2024. The commitments included in this table do not reflect any liabilities that are included on our 31 December 2024 consolidated balance sheet.

	Payments due during:
	2025	2026	2027	2028	2029	Thereafter	Total
	in millions

Programming commitments (a)	£603.3	£604.1	£512.1	£204.4	£—	£—	£1,923.9
Network and connectivity commitments (b)	640.9	92.9	25.9	24.0	19.7	169.1	972.5
Purchase and other commitments (c)	616.7	152.8	91.0	50.5	3.8	—	914.8
JV Service Agreements (d)	195.5	191.8	163.1	145.3	149.1	63.7	908.5
Total	£2,056.4	£1,041.6	£792.1	£424.2	£172.6	£232.8	£4,719.7
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

(b)Network and connectivity commitments include (i) service commitments associated with the nexfibre construction programme (see below for further details) and (ii) commitments associated with VMED O2’s full fibre upgrade.
(c)Purchase and other commitments include unconditional and legally binding obligations related to (i) the purchase of CPE and other equipment and (ii) certain service-related commitments, including call centre, information technology and maintenance services.

(d)Pursuant to the JV Service Agreements entered into in connection with the closing of the JV Transaction, Liberty Global and Telefónica charge VMED O2 fees for the JV Services. The JV Services are provided to us on an ongoing basis. The JV Services provided by the Shareholders and their respective subsidiaries consist primarily of (i) technology and other services, (ii) capital-related expenditures for assets that we use or otherwise benefit us, (iii) brand name and procurement fees and (iv) certain corporate services. The amounts set forth in the table above represent fixed minimum charges from Liberty Global and Telefónica pursuant to the JV Service Agreements. In addition to the fixed minimum charges, the JV

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
Service Agreements provide for certain JV Services to be charged to us based upon usage of the services received. The fixed minimum charges set forth in the table above exclude fees for the usage-based services as these fees will vary from period to period. Accordingly, we expect to incur charges in addition to those set forth in the table above for usage-based services.

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

Legal and Regulatory Proceedings and Other Contingencies

Phones 4u. Legal proceedings were issued in the High Court against O2 by the Administrators of Phones 4u. The trial of this case in the High Court took place in 2022 and judgment was handed down in November 2023. The Court rejected all of Phones 4u’s claims. After applying for, and being denied permission to, appeal at first instance, the Court of Appeals granted Phones 4u’s application. The appeal will be heard in May 2025.

Class action regarding alleged combined handset and airtime charges overpayment. In December 2023, we received a claim brought against Telefonica UK and the other mobile network operators by an individual acting as a proposed class representative. These claims are brought in the Competition Appeal Tribunal using a specific regime for competition law class actions. It is alleged that the mobile operators are either individually or collectively dominant and that their customers with combined handset and airtime contracts have been overcharged when their handset minimum term contract expired.

The claimant assesses the value of the claim against Telefónica UK at £256.0 million and against the four mobile network operators at £3.3 billion. The litigation is at an early stage and before it can progress the claim needs to be certified at a Tribunal hearing (i.e. approved by the Tribunal to proceed as a collective action). The certification hearing will take place in March/April 2025. Any final determination of the claim is unlikely for several years. We intend to vigorously defend this matter.

Other Regulatory Matters. Mobile, broadband internet, video and fixed-line telephony businesses are subject to significant regulation and supervision by various regulatory bodies in the UK. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property, plant and equipment additions. In addition, regulation may also restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

In addition to the foregoing items, we may have contingent liabilities related to matters arising in the ordinary course of business including (i) legal proceedings, (ii) regulatory compliance matters and investigations, (iii) issues involving VAT and employment, property, withholding and other tax issues and (iv) disputes over interconnection, programming, copyright and channel carriage fees. Ofcom currently has two open investigations over VMED O2 subsidiaries and we are cooperating with Ofcom on these matters. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations, cash flows or financial position in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavourable outcomes.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
(18)    Segment Reporting

Our CEO, whom we have determined to be our Chief Operating Decision Maker (CODM) assesses the performance of our operations and allocates resources based on a singular reportable segment underpinned by our strategic platform; an integrated communications provider of mobile, broadband internet, video and fixed-line telephony to residential customers and organisations in the U.K. Our singular reportable segment derives its results from the same underlying asset base and there is significant fixed-mobile convergence and interlinked business units that align with management’s ongoing monitoring of the business.

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segment for 2024, 2023 and 2022. Adjusted EBITDA is the primary measure used by our CODM to evaluate operating performance, supporting the singular reportable segment. Our CODM does not use total assets as a primary metric to assess performance of our operations and allocate resources due to the nature of our business.

Revenue

Our revenue by major category is set forth below:

	Year ended 31 December
	2024	2023	2022
	in millions

Mobile (a)	£5,687.0	£5,949.3	£5,945.6
Handset	1,286.7	1,521.1	1,646.5
Fixed	3,852.1	3,872.7	3,953.6
Consumer fixed (b)	3,400.2	3,325.2	3,398.7
Subscription (c)	3,331.2	3,266.6	3,329.7
Other (d)	69.0	58.6	69.0
B2B fixed (e)	451.9	547.5	554.9
Other (f)	1,141.4	1,090.7	492.7
Total	£10,680.5	£10,912.7	£10,391.9
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

(d)Consumer fixed other revenue includes, amongst other items, channel carriage fees, late fees and revenue from the sale of equipment.

(e)B2B fixed revenue includes (i) revenue from business broadband internet, video and fixed-line telephony services offered to medium to large enterprises and, on a wholesale basis, to other operators and (ii) revenue from long-term leases of portions of our network.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
(f)Other revenue primarily includes revenue from construction management activities provided to nexfibre, amongst other items, such as corporate activities provided to nexfibre, the sale of handset insurance policies, SMIP, the provision of information and communication technology services and associated connectivity to O2 business customers and other services.

Adjusted EBITDA

Adjusted EBITDA is the primary measure used by our CODM to evaluate operating performance and is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources and (ii) evaluate the effectiveness of our management for the purposes of annual and other incentive compensation plans. Adjusted EBITDA is defined as operating income (loss) before net income tax benefit (expense), other non-operating income or expenses, share of results of investments accounted for by the equity method, net finance costs, depreciation and amortisation, share-based compensation, impairment, restructuring and other operating expenses and operating expense costs to capture (Opex CTC). Other operating expenses include (a) gains and losses on the disposition of long-lived assets and (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees. Share-based compensation for purposes of calculating Adjusted EBITDA also includes awards granted to VMED O2 employees that are settled with Liberty Global or Telefónica shares. Opex CTC generally include incremental, third-party operating costs that are directly associated with integration activities, restructuring activities and certain other costs associated with aligning our business processes to derive synergies.

Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our consolidated statements of operations. The following table provides a reconciliation of operating income (loss) to Adjusted EBITDA:

	Year ended 31 December
	2024	2023	2022
	in millions

Operating income (loss)	£812.1	£(1,828.6)	£(2,797.9)
Depreciation and amortisation (note 7)	2,591.3	2,969.3	3,320.7
Share-based compensation expense (note 13)	40.8	24.9	43.6
Impairment, restructuring and other operating expense (note 7)	79.6	2,477.2	3,120.9
Opex CTC	51.3	84.0	72.7
Adjusted EBITDA	£3,575.1	£3,726.8	£3,760.0

Segment expenses

For details of our segment expenses, primarily our programming and other direct costs of services, other operating expenses and SG&A expenses, see the consolidated statements of operations and note 14. The information presented in the consolidated financial statements is consistent with the information reviewed by our CODM. Further details regarding segment expenses reconciling our net earnings (loss) to Adjusted EBITDA include:

Depreciation and amortisation expense

Our depreciation and amortisation expense was £2,591.3 million, £2,969.3 million and £3,320.7 million during 2024, 2023 and 2022, respectively. Depreciation and amortisation expense decreased £378.0 million or 12.7% during 2024, as compared to 2023, and decreased £351.4 million or 10.6% during 2023, as compared to 2022. These decreases are primarily due to decreases associated with certain assets becoming fully depreciated.

Impairment, restructuring and other operating expense

Our impairment, restructuring and other operating expense was £79.6 million, £2,477.2 million and £3,120.9 million during 2024, 2023 and 2022, respectively. Our impairment, restructuring and other operating expense decreased £2,397.6 million or 96.8% during 2024, as compared to 2023, and decreased £643.7 million or 20.6% during 2023, as compared to 2022. The main

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2024, 2023 and 2022
driver of the impairment, restructuring and other operating expense is the goodwill impairment of £2,344.0 million in 2023 and £3,058.0 million in 2022, thus the movements are primarily attributable to the goodwill impairment charges.

Interest expense

Our interest expense was £1,279.1 million, £1,210.0 million and £821.4 million during 2024, 2023 and 2022, respectively. Our interest expense increased £69.1 million or 5.7% during 2024, as compared to 2023, and increased £388.6 million or 47.3% during 2023, as compared to 2022. This increases primarily relates to increases in interest rates on our debt instruments.

Interest income

Our interest income was £42.8 million, £48.0 million and £20.8 million during 2024, 2023 and 2022, respectively. Our interest income decreased £5.2 million or 10.8% during 2024, as compared to 2023, and increased £27.2 million or 130.8% during 2023, as compared to 2022. These movements primarily relate to changes in bank interest rates on cash balances.

Income tax (expense) benefit

Out income tax (expense) benefit was (£24.6 million), £233.4 million and (£23.6 million) during 2024, 2023 and 2022, respectively. See note 11 for further details.

(19) Subsequent Events

In January 2025, VMED O2 entered into $500 million sustainability-linked term loan facility (Term Loan Y1). Term Loan Y1 matures on 31 March 2031 and bears interest at a rate of Term SOFR plus a credit adjustment spread plus 3.25% per annum (subject to adjustment based on the achievement or otherwise of certain ESG metrics). $495 million of the loan will be an exchange of Term Loan N due 2028 into a new tranche of Term Loan Y1 due 2031, which will become fungible with Term Loan Y on 15 April 2025. As per policy, the interest and foreign currency risk of such financing activity is mitigated through a derivative portfolio.

In March 2025, Cornerstone declared a £55.0 million dividend to O2 Networks, which in turn declared a dividend of £55.0 million to Granstone.

Independent Auditors’ Report

To the Shareholders and Supervisory Board
VodafoneZiggo Group Holding B.V.

Report on the Audit of the Consolidated Financial Statements

Opinion

We have audited the consolidated financial statements of VodafoneZiggo Group Holding B.V. (a B.V. registered in The Netherlands) and its subsidiaries (the Company), which comprise the consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, “the consolidated financial statements”).

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2022 in accordance with U.S. generally accepted accounting principles.

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

/s/ KPMG Accountants N.V.

Amstelveen, The Netherlands
March 28, 2023

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024*	2023*
	in millions
ASSETS
Current assets:
Cash and cash equivalents	€745.1	€116.6
Trade receivables, net (note 3)	130.5	157.0
Related-party receivables (note 11)	35.5	23.0
Prepaid expenses	57.0	57.7
Derivative instruments (note 5)	311.8	218.0
Contract assets (note 4)	103.6	166.3
Other current assets, net (note 4)	115.9	96.1
Total current assets	1,499.4	834.7
Property and equipment, net (notes 7 and 9)	4,677.4	4,760.4
Goodwill (note 7)	7,375.5	7,375.5
Intangible assets subject to amortization, net (note 7)	3,318.6	3,884.1
Long-term derivative instruments (note 5)	717.2	508.2
Other assets, net (notes 4 and 9)	409.8	454.5
Total assets	€17,997.9	€17,817.4

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2024*	2023*
	in millions
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (note 11)	€424.0	€453.4
Deferred revenue and advance payments from subscribers and others (note 4)	205.8	210.3
Value-added taxes (VAT) payable	135.5	136.2
Accrued interest (note 8)	152.2	178.0
Current portion of third-party debt and finance lease obligations (notes 8 and 9)	1,007.4	1,014.5
Derivative instruments (note 5)	175.4	48.6
Accrued and other current liabilities (notes 9, 10 and 11)	379.6	424.1
Total current liabilities	2,479.9	2,465.1
Long-term debt and finance lease obligations (notes 8 and 9):
Third-party	10,925.4	10,135.6
Related-party (note 11)	1,815.8	1,815.8
Deferred income taxes (note 10)	820.9	1,044.6
Other long-term liabilities (notes 4, 5, 9 and 11)	337.9	375.7
Total liabilities	16,379.9	15,836.8

Commitments and contingencies (notes 5, 11 and 12)

Total shareholders’ equity	1,618.0	1,980.6
Total liabilities and shareholders’ equity	€17,997.9	€17,817.4

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2024*	2023*	2022
	in millions
Revenue (notes 4, 11 and 13)	€4,113.8	€4,114.7	€4,065.6
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 11)	843.2	835.7	841.3
Other operating (note 9)	497.5	552.0	465.5
Selling, general and administrative (SG&A) (notes 4, 9 and 11)	698.9	696.6	629.7
Charges for JV Services (note 11)	194.1	206.7	214.3
Depreciation and amortization	1,568.0	1,550.6	1,528.4
Impairment, restructuring and other operating items, net (notes 7 and 11)	15.3	41.4	12.5
	3,817.0	3,883.0	3,691.7
Operating income	296.8	231.7	373.9
Non-operating income (expense):
Interest expense:
Third-party	(658.1)	(626.2)	(473.3)
Related-party (note 11)	(102.5)	(102.2)	(102.2)
Realized and unrealized gains (losses) on derivative instruments, net (note 5)	492.4	(260.4)	1,189.6
Foreign currency transaction gains (losses), net	(391.6)	189.5	(344.7)
Losses on debt extinguishment, net (note 8)	—	—	(71.1)
Other income (expense), net	6.0	(0.6)	4.9
	(653.8)	(799.9)	203.2
Earnings (loss) before income taxes	(357.0)	(568.2)	577.1
Income tax benefit (expense) (note 10)	119.4	96.7	(202.7)
Net earnings (loss)	€(237.6)	€(471.5)	€374.4

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Share capital	Additional paid in capital	Accumulated deficit	Total
	in millions
Balance at January 1, 2022	€0.0001	€3,715.6	€(937.7)	€2,777.9
Net earnings	—	—	374.4	374.4
Distributions to Shareholders (note 11)	—	(500.0)	—	(500.0)
Other	—	(0.2)	—	(0.2)
Balance at December 31, 2022	0.0001	3,215.4	(563.3)	2,652.1
Net loss*	—	—	(471.5)	(471.5)
Distributions to Shareholders (note 11)*	—	(200.0)	—	(200.0)
Balance at December 31, 2023*	0.0001	3,015.4	(1,034.8)	1,980.6
Net loss*	—	—	(237.6)	(237.6)
Distributions to Shareholders (note 11)*	—	(125.0)	—	(125.0)
Balance at December 31, 2024*	€0.0001	€2,890.4	€(1,272.4)	€1,618.0

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024*	2023*	2022
	in millions
Cash flows from operating activities:
Net earnings (loss)	€(237.6)	€(471.5)	€374.4
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,568.0	1,550.6	1,528.4
Impairment, restructuring and other operating items, net	15.3	41.4	12.5
Amortization of debt premiums, deferred financing costs and other non-cash interest	7.3	6.8	6.6
Realized and unrealized losses (gains) on derivative instruments, net	(492.4)	260.4	(1,189.6)
Foreign currency transaction losses (gains), net	391.6	(189.5)	344.7
Losses on debt extinguishment, net	—	—	71.1
Deferred income tax expense (benefit)	(223.7)	(182.5)	54.0
Changes in operating assets and liabilities	333.4	232.7	184.4
Net cash provided by operating activities	1,361.9	1,248.4	1,386.5

Cash flows from investing activities:
Capital expenditures	(526.7)	(590.6)	(491.1)
Cash paid for spectrum licenses	(57.6)	—	—
Other investing activities, net	5.0	3.0	1.8
Net cash used by investing activities	€(579.3)	€(587.6)	€(489.3)

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2024*	2023*	2022
	in millions

Cash flows from financing activities:
Borrowings of third-party debt	€1,361.0	€655.8	€186.4
Operating-related vendor financing additions	790.3	776.1	733.6
Repayments of third-party debt and finance lease obligations:
Debt (excluding vendor financing)	(963.2)	(662.2)	(145.0)
Principal payments on operating-related vendor financing	(782.3)	(738.8)	(715.8)
Principal payments on capital-related vendor financing	(428.6)	(456.9)	(532.4)
Principal payments on finance leases	(9.1)	(8.2)	(8.2)
Distributions to Shareholders	(125.0)	(200.0)	(500.0)
Payments of financing costs and debt premiums	(6.3)	(0.1)	(65.3)
Other financing activities, net	0.5	(1.2)	0.8
Net cash used by financing activities	(162.7)	(635.5)	(1,045.9)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.1	—	1.3

Net increase (decrease) in cash and cash equivalents and restricted cash	620.0	25.3	(147.4)

Cash and cash equivalents and restricted cash:
Beginning of year	125.2	99.9	247.3
End of year	€745.2	€125.2	€99.9

Cash paid for interest:
Cash paid for third-party interest	€739.9	€584.5	€462.6
Cash paid for related-party interest	102.5	102.2	102.2
Total	€842.4	€686.7	€564.8

Cash paid for income taxes	€120.8	€160.6	€101.6

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	€745.1	€116.6	€93.6
Restricted cash (included in other current assets, net)	0.1	8.6	6.3
Total cash and cash equivalents and restricted cash	€745.2	€125.2	€99.9

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
(1)    Basis of Presentation
VodafoneZiggo Group Holding B.V. (VodafoneZiggo) provides fixed, mobile and integrated communication and entertainment services to consumers and businesses in the Netherlands. In these notes, the terms “we,” “our,” “our company”, and “us” may refer, as the context requires, to VodafoneZiggo or collectively to VodafoneZiggo and its subsidiaries.

VodafoneZiggo is a 50:50 joint venture (the VodafoneZiggo JV) between Vodafone Group plc (Vodafone) and Liberty Global Ltd. (Liberty Global) (each a “Shareholder”). The formation of the VodafoneZiggo JV (the JV Transaction) was completed on December 31, 2016.

These consolidated financial statements have been prepared in accordance with accounting principles generally applied in the United States (GAAP). Our functional currency is the euro (€). Unless otherwise indicated, convenience translations into euros are calculated as of December 31, 2024.

The consolidated financial statements are unaudited for 2024 and 2023.
These consolidated financial statements reflect our consideration of the accounting and disclosure implications of subsequent events through March 21, 2025, the date of issuance.

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
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
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

Our significant non-cash investing and financing activities are disclosed in notes 7, 8 and 9 to our consolidated financial statements.

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
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered, and as repayments of debt when the principal is repaid.

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated €25.4 million and €26.6 million at December 31, 2024 and 2023, respectively. The allowance for doubtful accounts is based upon our current estimate of lifetime expected credit losses related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions, and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.

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
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
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

As of December 31, 2024 and 2023, the recorded value of our asset retirement obligations was €26.4 million and €19.4 million, respectively.

Intangible Assets

Our primary intangible assets relate to (i) goodwill, (ii) customer relationships and (iii) mobile spectrum licenses. Goodwill represents the fair value of the combined business of the VodafoneZiggo JV in excess of the fair value of the identifiable assets and liabilities assumed upon closing of the JV Transaction. Customer relationships are initially recorded at their fair values in connection with business combinations and subsequently at cost less accumulated amortization and impairments, if any. Upon closing the JV Transaction, our licenses were recorded at their fair value and subsequent to the closing of the JV Transaction, we record licenses at costs less accumulated amortization and impairments, if any.

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
We evaluate goodwill for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. We make a qualitative assessment to determine if the goodwill may be impaired. If it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. Any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). We have identified one reporting unit to which all goodwill is assigned.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities, and the expected benefits of utilizing operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences and carryforwards are expected to be recovered or settled. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Recognized tax positions are measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement. Net deferred tax assets are reduced by a valuation allowance if, based on our evaluation of all available evidence, we believe it is more likely-than-not such net deferred tax assets will not be realized. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in earnings or loss in the period that includes the enactment date. Interest and penalties related to income tax liabilities are included in income tax expense in our consolidated statements of operations.

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
December 31, 2024 (unaudited), 2023 (unaudited) and 2022

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

Programming Costs

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022

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

For additional information regarding our programming costs, see note 12.

Litigation Costs

Legal fees and related litigation costs are expensed as incurred.

(4)    Revenue Recognition and Related Costs

Contract Balances

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the delivery of a handset that is paid for over the duration of the contract period or the uniform recognition of introductory promotional discounts over the contract period. Our contract assets were €137.9 million and €234.1 million as of December 31, 2024 and 2023, respectively, and are reported net of an allowance for doubtful accounts. Such allowance aggregated €3.3 million and €5.4 million at December 31, 2024 and 2023, respectively. The long-term portions of our contract asset balances are included within other assets, net, on our consolidated balance sheets.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) services that are invoiced prior to when services are provided and (ii) installation and other upfront services. Our deferred revenue balances were €217.0 million and €214.5 million as of December 31, 2024 and 2023, respectively. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were €85.5 million and €76.3 million at December 31, 2024 and 2023, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets, net and other assets, net, respectively, on our consolidated balance sheets. During 2024, 2023 and 2022, we amortized €96.1 million, €84.6 million and €80.8 million, respectively, to programming and other direct costs of services expenses and other operating expenses.

Sale of handset receivables

In December 2024, we entered into a securitization facility related to our mobile handset loan receivables. The securitization facility has a three-year term, during which we may sell and assign mobile handset loan receivables to VZ Financing Receivables B.V., an unconsolidated special purpose financing entity (SPE). In December 2024, we received proceeds of €147.8 million associated with the sale and assignment of mobile handset loan receivables under this securitization facility. We recognized €7.4 million of expenses associated with the sale and assignment of these mobile handset loan receivables, which is included in SG&A expenses in our consolidated statement of operations.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022

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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2024			December 31, 2023
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions

Assets:
Cross-currency and interest rate derivative contracts (b)	€310.8	€716.9	€1,027.7	€218.0	€508.2	€726.2
Foreign currency forward contracts	1.0	0.3	1.3	—	—	—
Total	€311.8	€717.2	€1,029.0	€218.0	€508.2	€726.2
Liabilities:
Cross-currency and interest rate derivative contracts (b)	€175.2	€24.6	€199.8	€48.4	€69.3	€117.7
Foreign currency forward contracts	0.2	—	0.2	0.2	—	0.2
Total	€175.4	€24.6	€200.0	€48.6	€69.3	€117.9
________________

(a)    Our long-term derivative liabilities are included in other long-term liabilities on our consolidated balance sheets.

(b)    We consider credit risk relating to our and our counterparties’ non-performance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of (€17.7 million), €22.7 million and (€36.8 million) during 2024, 2023 and 2022, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2024	2023	2022
	in millions
Cross-currency and interest rate derivative contracts	€490.6	€(260.2)	€1,189.3
Foreign currency forward contracts	1.8	(0.2)	0.3
Total	€492.4	€(260.4)	€1,189.6

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Year ended December 31,
	2024	2023	2022
	in millions
Operating activities	€269.8	€161.8	€42.2
Financing activities	1.9	—	1.8
Total	€271.7	€161.8	€44.0

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of and concentration of risk with the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At December 31, 2024, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of €834.0 million.

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

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our derivative instruments. The notional amounts of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of December 31, 2024, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
subsequent to December 31, 2024, we present a range of dates that represents the period covered by the applicable derivative instruments.

Cross-currency Swap Contracts

We generally match the denomination of our borrowings with our functional currency or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2024, substantially all of our debt was either directly or synthetically matched to our functional currency. The weighted average remaining contractual life of our cross-currency derivative contracts at December 31, 2024 was 2.3 years. The terms of our outstanding cross-currency swap contracts at December 31, 2024, are as follows:

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
________________

(a)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are interest-related payments and receipts. At December 31, 2024, the total euro equivalent of the notional amounts of these derivative instruments was €1,476.0 million.

Interest Rate Swap Contracts

As noted above, we enter into interest rate swap contracts to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. At December 31, 2024, the related weighted average remaining contractual life of our interest rate swap contracts was 4.0 years. The terms of our outstanding interest rate swap contracts at December 31, 2024, are as follows:

Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions
January 2029	€2,250.0	6 mo. EURIBOR	1.20%
January 2028	450.0	6 mo. EURIBOR	0.03%
April 2028	431.4	6 mo. EURIBOR	1.59%
December 2030	120.0	1 mo. EURIBOR	2.10%
December 2030	120.0	2.10%	1 mo. EURIBOR
April 2025	11.0	6 mo. EURIBOR	2.71%
	€3,382.4

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency, and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At December 31, 2024, the euro equivalent of the notional amount due from the counterparty was €4,689.8 million and the related weighted average remaining contractual life of our interest basis swap contracts was 0.5 years. The terms of our outstanding basis swap contracts at December 31, 2024, are as follows:

Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions
October 2025	$2,525.0	1 mo. Term SOFR + 2.61%	6 mo. SOFR + 2.65%
February 2025	€2,250.0	1 mo. EURIBOR + 3.00%	6 mo. EURIBOR + 2.89%

Interest Rate Options

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At December 31, 2024, we had no interest rate collar agreements, and the euro equivalent of notional amounts of our interest rate floor was €2,250.0 million.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, was a decrease of 137 basis points to our borrowing costs as of December 31, 2024.

Foreign Currency Forwards and Swaps

We enter into foreign currency forward contracts and foreign currency swap contracts with respect to non-functional currency exposure. At December 31, 2024, the euro equivalent of the notional amount of our foreign currency forward contracts and foreign currency swap contracts was €30.8 million.

(6)    Fair Value Measurements
We use the fair value method to account for our derivative instruments. The reported fair values of these derivative instruments as of December 31, 2024, are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2024, no such transfers were made.

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
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. During 2024 and 2023, we did not perform significant nonrecurring fair value measurements.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

	December 31,
	2024 (a)	2023 (a)
	in millions
Assets:
Cross-currency and interest rate derivative contracts	€1,027.7	€726.2
Foreign currency forward contracts	1.3	—
Total	€1,029.0	€726.2
Liabilities:
Cross-currency and interest rate derivative contracts	€199.8	€117.7
Foreign currency forward contracts	0.2	0.2
Total	€200.0	€117.9
_______________

(a)At December 31, 2024 and 2023, we used significant other observable inputs (Level 2) to measure all of our fair value assets and liabilities.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
(7)    Long-lived Assets
Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2024	December 31,
		2024	2023
		in millions
Distribution systems	4 to 30 years	€6,299.8	€6,149.8
Support equipment, buildings and land	3 to 40 years	1,111.1	1,072.3
Customer premises equipment (CPE)	3 to 5 years	994.1	1,023.9
		8,405.0	8,246.0
Accumulated depreciation		(3,727.6)	(3,485.6)
Total property and equipment, net		€4,677.4	€4,760.4

Depreciation expense related to our property and equipment was €944.8 million, €920.8 million and €906.4 million during 2024, 2023 and 2022, respectively.

During 2024, 2023 and 2022, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of €380.4 million, €374.0 million and €462.8 million, respectively, which exclude related VAT of €40.2 million, €45.7 million and €51.4 million, respectively, that were also financed under these arrangements.

Certain of our property and equipment is subject to a security right granted under our various debt instruments. For additional information, see note 8.

During 2024, 2023 and 2022, we recorded impairment charges of €6.9 million, €3.6 million and €0.8 million, respectively. These amounts were primarily related to property and equipment.

Goodwill

Our goodwill represents the equity of the VodafoneZiggo JV contributed businesses in excess of the fair value of our net identifiable assets and liabilities. There were no changes in the carrying amount of our goodwill during 2024 and 2023.

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	Estimated useful life at December 31, 2024 (a)	December 31, 2024			December 31, 2023
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
		in millions
Customer relationships	9 to 20 years	€6,360.0	€(4,018.7)	€2,341.3	€6,360.0	€(3,509.3)	€2,850.7
Licenses	17 to 20 years	1,528.6	(734.9)	793.7	1,470.9	(631.9)	839.0
Trade name	25 years	270.0	(86.4)	183.6	270.0	(75.6)	194.4
Total		€8,158.6	€(4,840.0)	€3,318.6	€8,100.9	€(4,216.8)	€3,884.1

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
_______________
(a) The estimated useful life of our intangible assets are reassessed annually. As a result of our review, we have decreased the useful life of a certain category of customer relationships from 22 years to 20 years during 2024, reflecting updated expectations of its economic benefits and alignment with current market conditions.

Amortization expense related to intangible assets with finite useful lives was €623.2 million, €621.7 million and €622.0 million during 2024, 2023 and 2022, respectively. Based on our amortizable intangible asset balances at December 31, 2024, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2025	€649.3
2026	325.9
2027	290.9
2028	290.9
2029	290.9
Thereafter	1,470.7
Total	€3,318.6

(8)    Debt
The euro equivalents of the components of our third-party debt are as follows:

	December 31, 2024		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
			December 31,
			2024	2023
		in millions
Senior and Senior Secured Notes	4.61%	€—	€6,245.7	€5,443.3
Credit Facilities (b) (c)	6.42%	800.0	4,692.3	4,534.4
Vendor Financing (d)	3.74%	—	999.6	999.6
Other Debt (e)	—%	—	—	177.4
Total principal amount of third-party debt before premiums, discounts and deferred financing costs (f)	5.24%	€800.0	€11,937.6	€11,154.7
_______________

(a)Represents the weighted average interest rate in effect at December 31, 2024 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, the weighted average interest rate on our aggregate third-party variable- and fixed-rate indebtedness was 3.95% at December 31, 2024. The weighted average interest rate calculation includes principal amounts outstanding associated with all of our secured and unsecured borrowings. For information regarding our derivative instruments, see note 5.

(b)The Credit Facilities include two revolving facility tranches, namely Revolving Facility G1 and Revolving Facility G2 (together, the Revolving Facilities) with a combined maximum borrowing capacity of €800.0 million, which were both undrawn at December 31, 2024. Unused borrowing capacity represents the maximum availability under the Credit Facilities at December 31, 2024 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2024, based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, the full €800.0 million of unused borrowing capacity was available to be borrowed and there were no additional restrictions on our ability to make loans or distributions from this availability. Upon completion of the relevant December 31, 2024 compliance reporting requirements and based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, we expect that the full amount of unused borrowing capacity will

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
continue to be available to be borrowed and that there will be no additional restrictions with respect to loans or distributions from this availability. Our above expectations do not consider any actual or potential changes in our borrowing levels or any amounts loaned or distributed subsequent to December 31, 2024, or the impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets under the Credit Facilities.

(c)Principal amounts include €2.4 million and €2.3 million at December 31, 2024 and 2023, respectively, of borrowings pursuant to an excess cash facility (Financing Facility) under the Credit Facilities. These borrowings are owed to a non-consolidated special purpose financing entity that has issued notes to finance the purchase of receivables due from our company to certain other third parties for amounts that we and our subsidiaries have vendor financed. To the extent that the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund this Financing Facility.

(d)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g. extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During 2024 and 2023, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses was €790.3 million and €776.1 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments of third-party debt and finance lease obligations in our consolidated statements of cash flows.

(e)During 2024, we repaid the Other Debt related to our handset receivables in the amount of €188.6 million.

(f)As of December 31, 2024 and 2023, our debt had an estimated fair value of €11.5 billion and €10.4 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 6.

The following table provides a reconciliation of total third-party debt before premiums, discounts, and deferred financing costs to total debt and finance lease obligations:

	December 31,
	2024	2023
	in millions
Total principal amount of third-party debt before premiums, discounts and deferred financing costs	€11,937.6	€11,154.7
Premiums, discounts and deferred financing costs, net	(29.1)	(29.9)
Total carrying amount of third-party debt	11,908.5	11,124.8
Third-party finance lease obligations (note 9)	24.3	25.3
Total third-party debt and finance lease obligations	11,932.8	11,150.1
Related-party debt (note 11)	1,815.8	1,815.8
Total debt and finance lease obligations	13,748.6	12,965.9
Current portion of debt and finance lease obligations	(1,007.4)	(1,014.5)
Long-term debt and finance lease obligations	€12,741.2	€11,951.4

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
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
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
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
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

Credit Facilities

The Credit Facilities are the Senior and Senior Secured Credit Facilities of certain subsidiaries of VodafoneZiggo Group B.V. The details of our borrowings under the Credit Facilities as of December 31, 2024 are summarized in the following table:

Credit Facility	Maturity	Interest rate	Facility amount (in borrowing currency) (a)	Outstanding principal amount	Unused borrowing capacity	Carrying value (b)
			in millions
Senior Secured Facilities:
Facility H (c)	January 31, 2029	EURIBOR + 3.00%	€2,250.0	€2,250.0	€—	€2,243.9
Facility I (c)	April 30, 2028	Term SOFR + 2.50%	$2,525.0	2,439.9	—	2,436.3
Revolving Facility G1 (d)	January 31, 2026	(d)	€25.0	—	25.0	—
Revolving Facility G2 (d)	September 30, 2029	(d)	€775.0	—	775.0	—
Total Senior Secured Facilities				4,689.9	800.0	4,680.2
Senior Facilities:
Financing Facility (e)	January 15, 2029	2.875%	€2.4	2.4	—	2.4
Total				€4,692.3	€800.0	€4,682.6
_______________

(a)Amounts represent total third-party facility amounts as of December 31, 2024.

(b)Amounts are net of unamortized premiums, discounts, and deferred financing costs, as applicable.

(c)Facility H has a EURIBOR floor of 0.0% and Facility I has a USD denominated floor of 0.0%.

(d)The Revolving Facilities bear interest at a rate of EURIBOR plus 2.75% (subject to a leverage-based margin ratchet) and have a fee on unused commitments of 40% of such margin per year. In March 2024, the Revolving Facility G2 was amended to incorporate an Environmental, Social and Governance (ESG)-linked margin ratchet, which may result in an interest rate adjustment based on the achievement or otherwise of certain ESG metrics.
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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
Senior and Senior Secured Notes

The details of the outstanding Senior and Senior Secured Notes as of December 31, 2024 are summarized in the following table:

			Outstanding principal amount
Senior and Senior Secured Notes	Maturity	Interest rate	Borrowing currency	Euro equivalent	Carrying value (a)
			in millions
2027 Senior Notes (b)	January 15, 2027	6.000%	$625.0	€603.9	€599.4
2030 Dollar Senior Secured Notes	January 15, 2030	4.875%	$991.0	957.6	963.4
2030 Euro Senior Secured Notes	January 15, 2030	2.875%	€502.5	502.5	501.8
2030 Euro Senior Notes	February 28, 2030	3.375%	€900.0	900.0	897.0
2030 Dollar Senior Notes	February 28, 2030	5.125%	$500.0	483.1	480.6
2032 Dollar Senior Secured Notes (c)	January 15, 2032	5.000%	$1,525.0	1,473.6	1,466.5
2032 Euro Senior Secured Notes (c)	January 15, 2032	3.500%	€750.0	750.0	746.5
2032 Euro Senior Notes	November 15, 2032	6.125%	€575.0	575.0	571.1
Total				€6,245.7	€6,226.3
_______________

(a)Amounts are net of unamortized premiums, discounts, fair value adjustments and deferred financing costs, as applicable.

(b)The 2027 Senior Notes were redeemed in full subsequent to December 31, 2024.

(c)From July 16, 2026 and thereafter, the interest rates applicable to the 2032 Dollar Senior Secured Notes and 2032 Euro Senior Secured Notes shall increase by a maximum of 0.25% per annum unless we achieve certain sustainability performance targets.

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

Senior and Senior Secured Notes	Call Date

2027 Senior Notes	January 15, 2022
2030 Dollar Senior Secured Notes	October 15, 2024
2030 Euro Senior Secured Notes	October 15, 2024
2030 Euro Senior Notes	February 15, 2025
2030 Dollar Senior Notes	February 15, 2025
2032 Dollar Senior Secured Notes	January 15, 2027
2032 Euro Senior Secured Notes	January 15, 2027
2032 Euro Senior Notes	November 15, 2027

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
On or after the applicable Call Date, we may redeem some or all of these notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date, as set forth below:

	Redemption price
	2027 Senior Notes	2030 Dollar Senior Secured Notes	2030 Euro Senior Secured Notes	2030 Euro Senior Notes	2030 Dollar Senior Notes	2032 Dollar Senior Secured Notes (a)	2032 Euro Senior Secured Notes (a)	2032 Euro Senior Notes
12-month period commencing	January 15	October 15	October 15	February 15	February 15	January 15	January 15	November 15
2025	100.000%	101.219%	100.719%	101.688%	102.563%	N.A.	N.A.	N.A.
2026	100.000%	100.609%	100.359%	100.844%	101.281%	N.A.	N.A.	N.A.
2027	100.000%	100.000%	100.000%	100.422%	100.641%	102.500%	101.750%	103.063%
2028	N.A.	100.000%	100.000%	100.000%	100.000%	101.250%	100.875%	101.531%
2029	N.A.	100.000%	100.000%	100.000%	100.000%	100.625%	100.438%	100.000%
2030 and thereafter	N.A.	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%

(a)The redemption prices applicable to the 2032 Senior Secured Notes shall, subject to certain limitations, increase or decrease by a maximum of 0.125% per annum depending on if we achieve certain sustainability-linked performance targets.

Financing Transactions

Below we provide summary descriptions of certain financing transactions completed during 2024, 2023 and 2022. A portion of our financing transactions may include non-cash borrowings and repayments. During 2024, 2023 and 2022, non-cash borrowings and repayments aggregated nil, nil and €1,974.4 million, respectively.
2024 Financing Transactions. During 2024, we amended our Revolving Facilities by reducing the borrowing capacity of Revolving Facility G1 by €100.0 million and increasing the borrowing capacity of Revolving Facility G2 by €50.0 million. This brings the total commitments under our Revolving Credit Facilities to €800.0 million.
In October 2024, we issued €575.0 million principal amount of euro-denominated senior notes (the 2032 Euro Senior Notes). The 2032 Euro Senior Notes were issued at par, mature November 15, 2032 and bear interest at a rate of 6.125%. These notes were issued in accordance with our Green Finance Framework (GFF), a component of our broader Sustainable Finance Framework. Our GFF enables us to issue green and sustainable financing and aligns our capital structure with our Corporate Social Responsibility strategy. The net proceeds from the issuance of the 2032 Euro Senior Notes were used to redeem in full the outstanding principal amount of our 2027 Senior Notes ($625 million) at par value in January 2025.
2022 Financing Transactions. During 2022, we completed financing transactions that generally resulted in lower interest rates and extended maturities. In connection with these transactions, we recognized a net loss on debt extinguishment of €71.1 million related to (i) the payment of €52.0 million of redemption premiums and (ii) the write-off of fair value adjustments and unamortized deferred financing costs of €19.1 million.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
Maturities of Debt

The euro equivalents of the maturities of our debt as of December 31, 2024 are presented below:

	Third-party	Related-party	Total
	in millions
Year ending December 31:
2025 (a)	€999.7	€—	€999.7
2026	—	—	—
2027	603.9	—	603.9
2028	2,439.8	—	2,439.8
2029	2,252.3	—	2,252.3
Thereafter	5,641.9	1,815.8	7,457.7
Total debt maturities	11,937.6	1,815.8	13,753.4
Premiums, discounts and deferred financing costs, net	(29.1)	—	(29.1)
Total debt	€11,908.5	€1,815.8	€13,724.3
Current portion	€999.7	€—	€999.7
Long-term portion	€10,908.8	€1,815.8	€12,724.6
_______________

(a)Third-party amounts include vendor financing obligations of €999.6 million, as set forth below (in millions):

Year ending December 31:
2025 (1)	€999.6
Current portion	€999.6
Long-term portion	€—

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
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
Vendor Financing Obligations
A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2024	2023
	in millions

Balance at January 1	€999.6	€999.5
Operating-related vendor financing additions	790.3	776.1
Capital-related vendor financing additions	420.6	419.7
Principal payments on operating-related vendor financing	(782.3)	(738.8)
Principal payments on capital-related vendor financing	(428.6)	(456.9)
Balance at December 31	€999.6	€999.6

(9) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.
Lease Balances

A summary of our ROU assets and lease liabilities is set forth below:

	December 31,
	2024	2023
	in millions
ROU assets:
Operating leases (a)	€304.7	€306.2
Finance leases (b)	23.5	24.7
Total ROU assets	€328.2	€330.9

Lease liabilities:
Operating leases (c)	€297.6	€301.6
Finance leases (d)	24.3	25.3
Total lease liabilities	€321.9	€326.9
_______________

(a)    Our operating lease ROU assets are included in other assets, net, on our consolidated balance sheets. At December 31, 2024, the weighted average remaining lease term for operating leases was 6.5 years and the weighted average discount rate was 4.5%. During 2024, 2023 and 2022, we recorded non-cash additions to our operating ROU assets of €40.4 million, €27.2 million and €31.6 million , respectively.

(b)    Our finance lease ROU assets are included in property and equipment, net, on our consolidated balance sheets. At December 31, 2024, the weighted average remaining lease term for finance leases was 3.8 years and the weighted average discount rate was 4.9%. During 2024, 2023 and 2022, we recorded non-cash additions to our finance ROU assets of €8.1 million, €17.6 million and €4.6 million, respectively.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
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
A summary of our aggregate lease expense is set forth below:

	Year ended December 31,
	2024	2023	2022
	in millions
Finance lease expense:
Depreciation and amortization	€8.8	€8.0	€8.4
Interest expense	1.3	1.1	0.5
Total finance lease expense	10.1	9.1	8.9
Operating lease expense (a)	78.6	80.0	79.2
Variable lease expense, net (b)	6.5	6.8	1.8
Total lease expense	€95.2	€95.9	€89.9
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Year ended December 31,
	2024	2023	2022
	in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	€83.7	€82.3	€85.5
Operating cash outflows from finance leases	1.3	1.1	0.5
Financing cash outflows from finance leases	9.1	8.2	8.2
Total cash outflows from operating and finance leases	€94.1	€91.6	€94.2

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
Maturities of our operating and finance lease obligations as of December 31, 2024 are presented below. Amounts presented below represent euro equivalents based on December 31, 2024, exchange rates:

	Operating leases	Finance leases
	in millions
Year ending December 31:
2025	€73.5	€8.6
2026	60.6	6.6
2027	49.4	5.7
2028	42.2	4.0
2029	34.0	1.1
Thereafter	80.4	—
Total principal and interest payments	340.1	26.0
Less: present value discount	(42.5)	(1.7)
Present value of net minimum lease payments	€297.6	€24.3
Current portion	62.8	7.7
Long-term portion	€234.8	€16.6

(10) Income Taxes
Our consolidated financial statements include the income taxes of VodafoneZiggo and its subsidiaries.
Components of income tax benefit (expense) consist of:

	Year ended December 31,
	2024	2023	2022
	in millions
Current income tax expense	€(104.3)	€(85.8)	€(148.7)
Deferred income tax benefit (expense)	223.7	182.5	(54.0)
Total income tax benefit (expense)	€119.4	€96.7	€(202.7)
Income tax benefit (expense) attributable to our result before income taxes differs from the amounts computed using the Dutch income tax rate of 25.8% as a result of the following:

	Year ended December 31,
	2024	2023	2022
	in millions
Computed "expected" tax benefit (expense)	€92.1	€146.6	€(148.9)
Tax benefit associated with Innovation Box Regime (a)	66.5	—	—
Change in valuation allowances (b)	(38.5)	(48.9)	(55.4)
Non-deductible expenses	(0.5)	(1.0)	(0.4)
Other, net	(0.2)	—	2.0
Total income tax benefit (expense)	€119.4	€96.7	€(202.7)
_______________
(a)     To stimulate innovation in the Netherlands, Dutch income tax law includes a facility under which profits attributable to qualifying innovative activities are taxed at a reduced tax rate of 9.0% (the Innovation Box Regime). We have finalized our discussions with the Dutch tax authority regarding the applicability of the Innovation Box Regime to VodafoneZiggo

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
for the period effective 2019 to 2028. The innovation box benefit recognized in 2024 attributable to the 2024 tax year is €22.3 million, and the benefit associated with historical periods is €44.2 million.

(b) The interest deduction is limited to 20% of fiscal EBITDA (24.5% from 2025 onwards). This limits our ability to recover non-deductible interest as well as losses on debt extinguishment; therefore, we have recorded a valuation allowance in respect of these items. In 2024, the change in valuation allowance is impacted by the innovation box benefit recognized. As the innovation box benefit impacts fiscal EBITDA, it consequently increases non-deductible interest and, in turn, increases the valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2024	2023
	in millions
Deferred tax assets:
Debt and interest	€308.3	€170.3
Other future deductible amounts	10.0	9.3
Deferred tax assets	318.3	179.6
Valuation allowance (a)	(185.2)	(146.7)
Deferred tax assets, net of valuation allowance	133.1	32.9

Deferred tax liabilities:
Intangible assets	(651.5)	(785.7)
Derivative instruments	(175.7)	(124.8)
Property and equipment, net	(124.3)	(163.6)
Other future taxable amounts	(2.5)	(3.4)
Deferred tax liabilities	(954.0)	(1,077.5)
Net deferred tax liabilities	€(820.9)	€(1,044.6)
_______________

(a) Our deferred income tax valuation allowance increased by €38.5 million in 2024. This increase reflects the impact of the interest deduction limitation being reduced to 20% of fiscal EBITDA.

In December 2021, the Organization for Economic Co-Operation and Development (OECD)/G20 Inclusive Framework on Base Erosion and Profit Shifting (BEPS) released Model Global Anti-Base Erosion (GLoBE) rules under Pillar Two. These rules provide for the taxation of certain large multinational corporations at a minimum rate of 15%, calculated on a jurisdictional basis. The Netherlands has enacted legislation to implement many aspects of the Pillar Two rules beginning on January 1, 2024, with certain remaining impacts to be effective from January 1, 2025. The Pillar Two rules did not have an impact on our consolidated financial statements for the year ended December 31, 2024 and we do not currently anticipate that they will have a material impact on our consolidated financial statements in the future.

In the normal course of business, our income tax filings are subject to review by the Dutch tax authority. In connection with such review, disputes could arise with the tax authority over the interpretation or application of certain income tax rules related to our business. Such disputes may result in future tax and interest and penalty assessments by the tax authority. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the tax authority in either cash or agreement of income tax positions or (ii) the date when the tax authority is statutorily prohibited from adjusting the company’s tax computations. In this respect, tax filings for the years 2019 - 2023 are still open for examination by the Dutch tax authority.

There were no material unrecognized tax benefits during 2024, 2023 or 2022.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022

(11)    Related-party Transactions
Our related-party transactions for the periods are as follows:

	Year ended December 31,
	2024	2023	2022
	in millions
Revenue	€18.7	€20.4	€20.5
Programming and other direct costs of services	(58.7)	(61.2)	(59.7)
Selling, general and administrative recharges	9.1	8.3	10.4
Impairment, restructuring and other operating items, net	—	—	0.4
Charges for JV Services:
Charges from Liberty Global:
Operating (a)	(81.5)	(85.9)	(89.9)
Capital (b)	(16.3)	(16.3)	(16.3)
Total Liberty Global corporate charges	(97.8)	(102.2)	(106.2)
Charges from Vodafone:
Operating (c)	(66.3)	(74.5)	(78.1)
Brand fees (d)	(30.0)	(30.0)	(30.0)
Total Vodafone corporate charges	(96.3)	(104.5)	(108.1)
Total charges for JV Services	(194.1)	(206.7)	(214.3)
Included in operating income	(225.0)	(239.2)	(242.7)
Interest expense	(102.5)	(102.2)	(102.2)
Included in earnings (loss) before income taxes	€(327.5)	€(341.4)	€(344.9)
Property and equipment additions, net	€168.1	€191.5	€215.3
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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
Charges for JV Services - Framework and Trade Mark Agreements
Pursuant to a framework and a trade name agreement (collectively, the JV Service Agreements), Liberty Global and Vodafone charge us fees for certain services provided to us by the respective subsidiaries of the Shareholders (collectively, the JV Services). Pursuant to the terms of the JV Service Agreements, the JV Services can be terminated based on specified notice periods. The JV Services provided by the respective subsidiaries of the Shareholders consist primarily of (i) technology and other services, (ii) capital-related expenditures for assets that we use or otherwise benefit us, and (iii) brand name and procurement fees. The fees that Liberty Global and Vodafone charge us for the JV Services, as set forth in the table above, include both fixed and usage-based fees. The JV Service Agreements are currently under revision, including technical descriptions and commercial terms. Whilst the revision of the agreement is ongoing, the current agreement with Liberty Global has been extended.

Interest expense. Amounts relate to the Liberty Global Notes and the Vodafone Notes, as defined and described below.

Property and equipment additions, net. These amounts, which are cash settled, represent CPE and network-related equipment acquired from certain Liberty Global and Vodafone subsidiaries, which subsidiaries centrally procure equipment on behalf of our company.

The following table provides details of our related-party balances:

	December 31,
	2024	2023
	in millions
Assets:
Related-party receivables (a)	€35.5	€23.0

Liabilities:
Accounts payable (b)	126.8	150.9
Accrued and other current liabilities (b)	7.4	4.4
Debt (c):
Liberty Global Notes	907.9	907.9
Vodafone Notes	907.9	907.9
Other long-term liabilities (d)	0.5	2.0
Total liabilities	€1,950.5	€1,973.1
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

Related-party Debt

Liberty Global Notes

The Liberty Global Notes, which are owed by VodafoneZiggo Group B.V., comprise (i) a euro-denominated note payable to a subsidiary of Liberty Global with a principal amount of €700.0 million at December 31, 2024 (the Liberty Global Note Payable I) and (ii) a euro-denominated note payable to a subsidiary of Liberty Global with a principal amount of €207.9

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
million at December 31, 2024 (the Liberty Global Note Payable II, and, together with the Liberty Global Note Payable I, the Liberty Global Notes Payable). The Liberty Global Notes Payable each bear interest at a fixed rate of 5.55% and have a final maturity date of December 31, 2030. During the year ended December 31, 2024, interest accrued on the Liberty Global Notes Payable was €51.2 million, all of which has been cash settled.

Vodafone Notes

The Vodafone Notes, which are owed by VodafoneZiggo Group B.V., comprise (i) a euro-denominated note payable to a subsidiary of Vodafone with a principal amount of €700.0 million at December 31, 2024 (the Vodafone Note Payable I) and (ii) a euro-denominated note payable to a subsidiary of Vodafone with a principal amount of €207.9 million at December 31, 2024 (the Vodafone Note Payable II, and, together with the Vodafone Note Payable I, the Vodafone Notes Payable). The Vodafone Notes Payable each bear interest at a fixed rate of 5.55% and have a final maturity date of December 31, 2030. During the year ended December 31, 2024, interest accrued on the Vodafone Notes Payable was €51.2 million, all of which has been cash settled.

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

In accordance with the dividend policy prescribed in the Shareholders Agreement, VodafoneZiggo made total distributions of €125.0 million, €200.0 million and €500.0 million during 2024, 2023 and 2022, respectively, to its Shareholders. The distributions are reflected as a decrease to shareholders’ equity in our consolidated statements of shareholders’ equity.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
(12)    Commitments and Contingencies
Commitments

As further described in note 11, we have commitments related to the JV Service Agreements. Additionally, in the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, purchases of CPE and other equipment and services and other items. The following table sets forth these commitments as of December 31, 2024. The commitments included in this table do not reflect any liabilities that are included in our December 31, 2024 consolidated balance sheet.

	Payments due during:
	2025	2026	2027	2028	2029	Thereafter	Total
	in millions
Purchase commitments	€223.8	€16.5	€7.4	€1.5	€—	€—	€249.2
Programming commitments	107.3	61.3	40.0	18.6	5.4	0.1	232.7
JV Service Agreements (a)	94.5	31.9	30.5	30.5	—	—	187.4
Other commitments	19.1	19.3	14.3	9.5	8.7	15.0	85.9
Total	€444.7	€129.0	€92.2	€60.1	€14.1	€15.1	€755.2
_______________

(a)Amounts represent fixed minimum charges from Liberty Global and Vodafone pursuant to the JV Service Agreements. In addition to the fixed minimum charges, the JV Service Agreements provide for certain JV Services to be charged to us based upon usage of the services received. The fixed minimum charges set forth in the table above exclude fees for the usage-based services as these fees will vary from period to period. Accordingly, we expect to incur charges in addition to those set forth in the table above for usage-based services. The JV Service Agreements are currently under revision, including technical descriptions and commercial terms. Whilst the revision of the agreement is ongoing, the current agreement with Liberty Global has been extended. For additional information regarding fees related to the JV Service Agreements, see note 11.

Purchase commitments include unconditional and legally binding obligations related to the purchase of CPE, other equipment and mobile handsets.

Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services or (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, during 2024, 2023 and 2022 the programming and copyright costs incurred by our operations aggregated €314.5 million, €284.3 million and €301.5 million, respectively.

Other commitments primarily include sponsorships and certain fixed minimum contractual commitments.

In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) multi-employer defined benefit plans, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2024, see note 4.

We provide retirement benefits to our subsidiaries’ employees via multiemployer benefit plans and a defined contribution plan. The aggregate expense of our matching contributions under the various multiemployer benefit plans was €23.9 million, €25.2 million and €28.8 million during 2024, 2023 and 2022, respectively. The aggregate expense of our matching

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements - Continued
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
contributions under the defined contribution plan was €24.5 million, €22.4 million and €20.0 million during 2024, 2023 and 2022, respectively.

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

Regulations and Contingencies

VAT. Our application of VAT with respect to certain mobile revenue generating activities has been challenged by the Dutch tax authorities in two different court cases. The Dutch tax authorities challenged the multipurpose character of certain mobile subscriptions that we entered into during 2017 and 2018. The initial verdict in both cases was in favor of the tax authorities. We appealed these decisions to the higher court and the hearing of both cases was held in February 2023. In May 2023, the higher court ruled in favor of the Dutch tax authorities in both cases. Accordingly, in 2023, we recorded a provision for litigation of €33.4 million and related interest expense. As of December 31, 2024, the accrual for related interest expense totaled €4.2 million. We have filed an appeal in cassation, the timing and the final outcome of which remains uncertain.

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
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
(13)    Segment Reporting
We have one reportable segment that provides fixed, mobile and integrated communication and entertainment services to consumers and businesses in the Netherlands.

Our revenue by major category is set forth below:

	Year ended December 31,
	2024	2023	2022
	in millions
Consumer fixed revenue (a):
Subscription revenue	€1,948.6	€1,997.7	€2,023.3
Non-subscription revenue	10.5	12.0	13.0
Total consumer fixed revenue	1,959.1	2,009.7	2,036.3
Consumer mobile revenue (b):
Subscription revenue	738.5	707.4	673.7
Non-subscription revenue	263.9	263.6	236.7
Total consumer mobile revenue	1,002.4	971.0	910.4
Total consumer revenue	2,961.5	2,980.7	2,946.7
B2B fixed revenue (c):
Subscription revenue	566.8	549.5	528.8
Non-subscription revenue	12.2	12.0	11.7
Total B2B fixed revenue	579.0	561.5	540.5
B2B mobile revenue (d):
Subscription revenue	410.8	397.3	392.0
Non-subscription revenue	128.1	146.7	151.7
Total B2B mobile revenue	538.9	544.0	543.7
Total B2B revenue	1,117.9	1,105.5	1,084.2
Other revenue (e)	34.4	28.5	34.7
Total	€4,113.8	€4,114.7	€4,065.6
_______________

(a)Consumer fixed revenue is classified as either subscription revenue or non-subscription revenue. Consumer fixed subscription revenue includes revenue from subscribers for ongoing broadband internet, video and fixed-line telephony services offered to residential customers and the amortization of installation fees. Consumer fixed non-subscription revenue includes, among other items, interconnect, channel carriage fees, late fees and revenue from the sale of equipment. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. As a result, changes in the stand-alone pricing of our fixed and mobile products or the composition of bundles can contribute to changes in our product revenue categories from period to period.

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
December 31, 2024 (unaudited), 2023 (unaudited) and 2022
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
(e)Other revenue includes, among other items, programming and advertising revenue.