Form 10-Q
period 2025-03-31
Liberty Global Ltd.
filed 2025-05-02
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding common shares of Liberty Global Ltd. as of April 24, 2025 was: 173,796,559 class A common shares, 12,968,658 class B common shares and 158,813,472 class C common shares.

LIBERTY GLOBAL LTD.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2025	December 31, 2024
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,982.6	$1,816.3
Trade receivables, net (note 3)	483.8	449.8
Short-term investments (measured at fair value on a recurring basis) (note 5)	—	335.6
Derivative instruments (note 6)	212.1	287.0
Other current assets (notes 3 and 5)	438.0	411.6
Total current assets	3,116.5	3,300.3
Investments and related notes receivable (including $3,054.5 million and $2,907.7 million, respectively, measured at fair value on a recurring basis) (note 5)	12,000.0	11,688.0
Property and equipment, net (notes 8 and 10)	4,589.7	4,326.0
Goodwill (note 8)	3,310.9	3,152.6
Intangible assets subject to amortization, net (note 8)	1,330.1	1,290.4
Other assets, net (notes 3, 6 and 10)	1,623.4	1,682.4
Total assets	$25,970.6	$25,439.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2025	December 31, 2024
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$361.1	$371.2
Deferred revenue (note 3)	276.1	285.3
Current portion of debt and finance lease obligations (notes 9 and 10)	1,127.7	898.5
Accrued capital expenditures	273.2	226.5
Accrued income taxes	195.4	272.5
Other accrued and current liabilities (notes 6 and 10)	1,054.7	1,079.9
Total current liabilities	3,288.2	3,133.9
Long-term debt and finance lease obligations (notes 9 and 10)	8,245.6	8,202.5
Long-term operating lease liabilities (note 10)	694.7	677.5
Other long-term liabilities (notes 3 and 6)	900.8	881.5
Total liabilities	13,129.3	12,895.4

Commitments and contingencies (notes 6, 9, 10, 11 and 15)

Equity (note 12):
Liberty Global shareholders:
Class A common shares, $0.01 nominal value. Issued and outstanding 173,785,920 and 173,046,371 shares, respectively	1.7	1.7
Class B common shares, $0.01 nominal value. Issued and outstanding 12,968,658 and 12,968,658 shares, respectively	0.1	0.1
Class C common shares, $0.01 nominal value. Issued and outstanding 160,343,481 and 162,710,787 shares, respectively	1.6	1.6
Additional paid-in capital	775.3	777.0
Accumulated earnings	10,905.3	12,242.6
Accumulated other comprehensive earnings (loss), net of taxes	964.9	(657.0)
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	12,648.8	12,365.9
Noncontrolling interests	192.5	178.4
Total equity	12,841.3	12,544.3
Total liabilities and equity	$25,970.6	$25,439.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2025	2024
	in millions, except per share amounts

Revenue (notes 3, 4, 5 and 16)	$1,171.2	$1,091.3
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 10)	403.4	394.5
Other operating (notes 10 and 13)	191.2	190.1
Selling, general and administrative (SG&A) (notes 10 and 13)	285.4	262.7
Depreciation and amortization	232.2	222.7
Impairment, restructuring and other operating items, net (note 10)	(1.7)	33.6
	1,110.5	1,103.6
Operating income (loss)	60.7	(12.3)
Non-operating income (expense):
Interest expense	(127.5)	(145.5)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	(164.7)	133.3
Foreign currency transaction gains (losses), net	(1,081.0)	559.3
Realized and unrealized gains due to changes in fair values of certain investments, net (notes 5 and 7)	55.8	113.1
Losses on debt extinguishment, net (note 9)	(8.0)	—
Share of results of affiliates, net (note 5)	(148.0)	(7.0)
Other income, net	19.4	36.4
	(1,454.0)	689.6
Earnings (loss) from continuing operations before income taxes	(1,393.3)	677.3
Income tax benefit (expense) (note 11)	70.0	(42.8)
Earnings (loss) from continuing operations	(1,323.3)	634.5
Loss from discontinued operations, net of taxes (note 4)	—	(107.5)
Net earnings (loss)	(1,323.3)	527.0
Net earnings attributable to noncontrolling interests	(14.0)	(17.0)
Net earnings (loss) attributable to Liberty Global shareholders	$(1,337.3)	$510.0

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$(3.84)	$1.63
Discontinued operations (note 4)	—	(0.28)
	$(3.84)	$1.35
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$(3.84)	$1.60
Discontinued operations (note 4)	—	(0.28)
	$(3.84)	$1.32
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended March 31,
	2025	2024
	in millions

Net earnings (loss)	$(1,323.3)	$527.0
Other comprehensive earnings (loss), net of taxes:
Continuing operations:
Foreign currency translation adjustments	1,627.0	(1,039.3)
Reclassification adjustments included in net earnings (loss)	—	(0.8)
Pension-related adjustments and other	(5.1)	1.8
Other comprehensive earnings (loss) from continuing operations	1,621.9	(1,038.3)
Other comprehensive earnings from discontinued operations (note 4)	—	11.9
Other comprehensive earnings (loss)	1,621.9	(1,026.4)
Comprehensive earnings (loss)	298.6	(499.4)
Comprehensive earnings attributable to noncontrolling interests	(14.0)	(17.6)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$284.6	$(517.0)
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

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2025	$1.7	$0.1	$1.6	$777.0	$12,242.6	$(657.0)	$(0.1)	$12,365.9	$178.4	$12,544.3
Net loss	—	—	—	—	(1,337.3)	—	—	(1,337.3)	14.0	(1,323.3)
Other comprehensive earnings, net of taxes	—	—	—	—	—	1,621.9	—	1,621.9	—	1,621.9
Repurchases and cancellations of Liberty Global common shares (note 12)	—	—	—	(38.8)	—	—	—	(38.8)	—	(38.8)
Share-based compensation (note 13)	—	—	—	26.6	—	—	—	26.6	—	26.6
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	10.5	—	—	—	10.5	0.1	10.6
Balance at March 31, 2025	$1.7	$0.1	$1.6	$775.3	$10,905.3	$964.9	$(0.1)	$12,648.8	$192.5	$12,841.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2025	2024
	in millions

Cash flows from operating activities:
Net earnings (loss)	$(1,323.3)	$527.0
Loss from discontinued operations	—	(107.5)
Earnings (loss) from continuing operations	(1,323.3)	634.5
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	33.4	39.0
Depreciation and amortization	232.2	222.7
Impairment, restructuring and other operating items, net	(1.7)	33.6
Amortization of deferred financing costs and non-cash interest	15.7	16.0
Realized and unrealized losses (gains) on derivative instruments, net	164.7	(133.3)
Foreign currency transaction losses (gains), net	1,081.0	(559.3)
Realized and unrealized gains due to changes in fair values of certain investments, net	(55.8)	(113.1)
Losses on debt extinguishment, net	8.0	—
Share of results of affiliates, net	148.0	7.0
Deferred income tax expense (benefit)	(97.8)	13.4
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(75.2)	(69.2)
Net cash provided by operating activities of continuing operations	129.2	91.3
Net cash provided by operating activities of discontinued operations	—	154.4
Net cash provided by operating activities	$129.2	$245.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended March 31,
	2025	2024
	in millions

Cash flows from investing activities:
Cash received from the sale of investments	$700.4	$1,152.8
Cash paid for investments	(407.0)	(993.9)
Capital expenditures, net	(243.3)	(206.1)
Other investing activities, net	2.4	(16.7)
Net cash provided (used) by investing activities of continuing operations	52.5	(63.9)
Net cash used by investing activities of discontinued operations	—	(147.8)
Net cash provided (used) by investing activities	52.5	(211.7)

Cash flows from financing activities:
Borrowings of debt	555.2	2.1
Operating-related vendor financing additions	71.2	97.4
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(550.2)	(5.9)
Principal payments on operating-related vendor financing	(86.4)	(101.0)
Principal payments on capital-related vendor financing	(10.0)	(32.5)
Principal payments on finance leases	(1.9)	(0.9)
Repurchases of Liberty Global common shares	(37.9)	(176.3)
Other financing activities, net	(6.2)	(23.6)
Net cash used by financing activities of continuing operations	(66.2)	(240.7)
Net cash used by financing activities of discontinued operations	—	(43.3)
Net cash used by financing activities	$(66.2)	$(284.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended March 31,
	2025	2024
	in millions

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	$50.8	$(24.0)
Discontinued operations	—	(1.6)
Total	50.8	(25.6)

Net increase (decrease) in cash and cash equivalents and restricted cash:
Continuing operations	166.3	(237.3)
Discontinued operations	—	(38.3)
Total	166.3	(275.6)

Cash and cash equivalents and restricted cash:
Beginning of period	1,822.3	1,422.9
Net increase (decrease)	166.3	(275.6)
End of period	$1,988.6	$1,147.3

Cash paid for interest:
Continuing operations	$137.2	$149.7
Discontinued operations	—	134.8
Total	$137.2	$284.5
Net cash paid for taxes:
Continuing operations	$73.4	$101.4
Discontinued operations	—	1.4
Total	$73.4	$102.8

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$1,982.6	$1,125.3
Restricted cash included in other current assets and other assets, net	6.0	5.4
Cash and cash equivalents and restricted cash included in current and long-term assets of discontinued operations	—	16.6
Total cash and cash equivalents and restricted cash	$1,988.6	$1,147.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(unaudited)

(1)   Basis of Presentation

Liberty Global Ltd. (Liberty Global) is a Bermuda exempted company limited by shares. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries. We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe and are an active investor across the infrastructure, content and technology industries. We also provide innovative technology solutions and finance services.

Our continuing operations comprise businesses that provide residential and business-to-business (B2B) communications services in (i) Belgium and Luxembourg through certain wholly-owned subsidiaries that we collectively refer to as “Telenet” and (ii) Ireland through another wholly-owned subsidiary (VM Ireland). In addition, we own 50% noncontrolling interests in (a) a 50:50 joint venture (the VMO2 JV) with Telefónica SA (Telefónica), which provides residential and B2B communications services in the United Kingdom (U.K.), and (b) a 50:50 joint venture (the VodafoneZiggo JV) with Vodafone Group plc (Vodafone), which provides residential and B2B communications services in the Netherlands.

Prior to the completion of the Spin-off on November 8, 2024 (as defined and described in note 4), we also provided residential and B2B communications services in Switzerland through operations referred to as “Sunrise.” Sunrise, together with certain other Liberty Global subsidiaries connected to our Swiss business, are collectively referred to as the “Sunrise Entities” and are reflected as discontinued operations for all applicable periods.

On October 2, 2024, we completed the Formula E Acquisition (as defined and described in note 4), pursuant to which we acquired a controlling interest in Formula E Holdings Ltd. (Formula E) and began consolidating 100% of Formula E’s results from that date.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2024 consolidated financial statements and notes thereto included in our 2024 Annual Report on Form 10-K, as amended (our 2024 10-K).

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2025.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
(2)   Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

ASU 2023-09

In December 2023, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency of income tax matters within financial statements, providing stakeholders with a clearer understanding of tax positions and their associated risks and uncertainties. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. We adopted ASU 2023-09 on January 1, 2025 on a retrospective basis, and will provide revised disclosures for all periods presented in our 2025 Form 10-K. For additional information concerning our income taxes, see note 11.

ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07), which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures regarding significant segment expenses. ASU 2023-07 requires public companies to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 also requires a public entity to disclose, on an annual and interim basis for each reportable segment, an amount for other segment items and a description of its composition. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and is required to be applied on a retrospective basis. We adopted ASU 2023-07 on January 1, 2024, and the information presented in note 16 reflects the enhanced disclosures.

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
March 31, 2025
(unaudited)
(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $28.8 million and $20.5 million at March 31, 2025 and December 31, 2024, respectively.
If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $10.8 million and $9.4 million as of March 31, 2025 and December 31, 2024, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $279.7 million and $289.5 million as of March 31, 2025 and December 31, 2024, respectively. The decrease in deferred revenue for the three months ended March 31, 2025 is primarily due to the net effect of (a) the recognition of $182.0 million of revenue that was included in our deferred revenue balance at December 31, 2024 and (b) the impact of additions during the period. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Unsatisfied Performance Obligations

A significant portion of our revenue is derived from subscription service contracts with an initial duration of less than 12 months. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of future revenue to be recognized from our existing customers. Revenue from customers who are subject to contracts is generally recognized over the term of such contracts, which is typically 12 months for our residential service contracts, one to three years for our mobile service contracts and one to five years for our B2B service contracts. The average remaining contractual term for B2B non-subscription services is approximately three years.

(4)    Acquisitions and Dispositions

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
Pro Forma Information

The following unaudited pro forma consolidated operating results for the three months ended March 31, 2024 give effect to the Formula E Acquisition as if it had been completed as of January 1, 2023. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Formula E Acquisition had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

Revenue (in millions)	$1,225.6
Net earnings from continuing operations attributable to Liberty Global shareholders (in millions)	$626.9

Basic earnings from continuing operations attributable to Liberty Global shareholders per share	$1.66
Diluted earnings from continuing operations attributable to Liberty Global shareholders per share	$1.63

Spin-off

On November 8, 2024, we completed the Spin-off, following a series of transactions that resulted in the transfer of the Sunrise Entities to an independent, separate publicly-traded Swiss company, Sunrise Communications AG (the Spin-off). No gain or loss has been recognized in connection with the Spin-off.

The Spin-off was accomplished through the distribution of Sunrise common shares, in the form of Sunrise American depository shares (ADSs), to Liberty Global shareholders. Liberty Global shareholders received one Sunrise Class A ADS for every five Liberty Global Class A or Class C common shares and two Sunrise Class B ADSs for each Liberty Global Class B common share.

In connection with the Spin-off, we provide certain services to Sunrise on a transitional or ongoing basis (collectively, the Sunrise Services). The agreements underlying the Sunrise Services expire between 2027 and 2029. During the three months ended March 31, 2025, we recorded revenue of $49.6 million associated with the Sunrise Services, including $30.9 million related to fixed fees for the Sunrise Services and $18.7 million related to the sale of customer premises equipment (CPE) and other variable charges.

Presentation of Discontinued Operations

The operations of the Sunrise Entities are presented as discontinued operations in our condensed consolidated financial statements for the three months ended March 31, 2024. The operating results of the Sunrise Entities for the three months ended March 31, 2024 are summarized in the following table (in millions). These amounts exclude intercompany revenue and expenses that are eliminated within our condensed consolidated statement of operations.

Revenue	$853.8
Operating income	$34.9
Loss before income taxes	$(123.4)
Income tax benefit	15.9
Net loss attributable to Liberty Global shareholders	$(107.5)

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
(5)    Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2025	December 31, 2024	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMO2 JV	$6,608.8	$6,501.4	50.0
VodafoneZiggo JV (c)	1,780.3	1,738.4	50.0
AE Group Sàrl (AtlasEdge JV) (d)	369.1	339.5	48.7
Nexfibre Networks Limited (nexfibre JV) (e)	99.5	93.4	24.9
Other	87.8	107.6
Total — equity	8,945.5	8,780.3
Fair value:
Short-term:
Separately-managed accounts (SMAs) (f)	—	335.6
Long-term:
Vodafone - subject to re-use rights (g)	1,256.2	1,141.5	5.3
EdgeConneX, Inc. (EdgeConneX)	421.6	414.5	4.4
ITV plc (ITV)	388.1	351.4	10.2
Televisa Univision, Inc. (Televisa Univision)	314.8	314.8	6.4
CANAL+ Polska S.A (CANAL+ Polska).	78.0	72.5	17.0
SMAs (f)	77.9	97.5
Plume Design, Inc. (Plume) (h)	69.7	73.0	10.3
Lions Gate Entertainment Corp.	55.6	53.4	2.7
Aviatrix Systems, Inc. (Aviatrix)	31.2	31.0	4.3
Other	361.4	358.1
Total — fair value	3,054.5	3,243.3
Total investments (i)	$12,000.0	$12,023.6
Short-term investments	$—	$335.6
Long-term investments	$12,000.0	$11,688.0
_______________

(a)Represents our economic ownership based on total shares owned as a percentage of total shares outstanding as of the most recent balance sheet date or the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal the respective fair values. At March 31, 2025 and December 31, 2024, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $942.0 million and $901.2 million, respectively, related to amounts associated with the VodafoneZiggo JV Receivables, as defined below.

(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global, comprising (i) a €700.0 million note receivable ($756.8 million and $724.4 million equivalent at March 31, 2025

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
and December 31, 2024, respectively) (the VodafoneZiggo JV Receivable I) and (ii) a €207.9 million note receivable ($224.8 million and $215.1 million equivalent at March 31, 2025 and December 31, 2024, respectively) (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at a rate of 5.55% and have a final maturity date of December 31, 2030. During the three months ended March 31, 2025, interest accrued on the VodafoneZiggo JV Receivables was €12.3 million ($13.3 million), all of which has been cash settled.

(d)Liberty Global owns a 50% noncontrolling voting interest in the AtlasEdge JV.

(e)Liberty Global owns a 25% noncontrolling voting interest in the nexfibre JV.

(f)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. With the exception of our SMA in a leveraged structured note, all of our investments held under SMAs were sold as of March 31, 2025. Our SMA held in a leveraged structured note is accounted for at fair value and the associated gains or losses are included in realized and unrealized gains due to changes in fair values of certain investments, net, in our condensed consolidated statements of operations. At December 31, 2024, interest accrued on our debt securities, which is included in other current assets on our condensed consolidated balance sheets, was $7.2 million.

(g)In connection with our investment in Vodafone, we entered into a share collar (the Vodafone Collar) with respect to the Vodafone shares held by our company. The aggregate purchase price paid to acquire our investment in Vodafone was partially financed through borrowings under a secured borrowing agreement (the Vodafone Collar Loan) collateralized by the Vodafone shares. Under the terms of the Vodafone Collar, the counterparty has the right to re-use pledged Vodafone shares. At March 31, 2025 and December 31, 2024, the net fair value of our investment in Vodafone was $99.9 million and $89.3 million, respectively.

(h)Our investment in Plume includes warrants with a fair value of $23.0 million and $24.5 million at March 31, 2025 and December 31, 2024, respectively.

(i)The purchase and sale of investments are presented on a gross basis in our condensed consolidated statements of cash flows, including amounts associated with SMAs.

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2025	2024
	in millions

VMO2 JV (a)	$(86.6)	$0.7
VodafoneZiggo JV (b)	(22.6)	6.6
AtlasEdge JV	(16.0)	(9.1)
nexfibre JV	(12.6)	12.4
Formula E (c)	—	(4.5)
All3Media Ltd. (All3Media) (d)	—	(10.1)
Other, net	(10.2)	(3.0)
Total	$(148.0)	$(7.0)
_______________

(a)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) for the 2024 period, 100% of the

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees who were formerly employees of Liberty Global prior to the VMO2 JV formation, as these awards remain our responsibility.

(b)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) 100% of the interest income earned on the VodafoneZiggo JV Receivables.

(c)Includes our share of results of Formula E prior to the Formula E Acquisition Date.

(d)We completed the sale of our investment in All3Media during the second quarter of 2024.

VMO2 JV

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). The agreements underlying the U.K. JV Services expire between 2027 and 2029. The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services provided pursuant to the U.K. JV Framework Agreement. We recorded revenue from the VMO2 JV of $88.5 million and $112.3 million during the three months ended March 31, 2025 and 2024, respectively, including $54.1 million and $48.9 million, respectively, related to fixed fees for the U.K. JV Services and $34.4 million and $63.4 million, respectively, related to the sale of CPE to the VMO2 JV at a mark-up and other variable charges. At March 31, 2025 and December 31, 2024, $57.4 million and $37.5 million, respectively, was due from the VMO2 JV related to the aforementioned transactions. The amounts due from the VMO2 JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended March 31,
	2025	2024
	in millions

Revenue	$3,126.3	$3,282.8
Earnings (loss) before income taxes	$(212.2)	$43.0
Net earnings (loss)	$(165.8)	$22.7

VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided pursuant to the NL JV Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $46.1 million and $62.1 million during the three months ended March 31, 2025 and 2024, respectively, primarily related to (a) the NL JV Services and (b) the sale of CPE to the VodafoneZiggo JV at a mark-up. At March 31, 2025 and December 31, 2024, $30.5 million and $18.5 million, respectively, was due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2025	2024
	in millions

Revenue	$1,052.0	$1,114.0
Loss before income taxes	$(89.0)	$(25.5)
Net loss	$(70.5)	$(13.6)

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains due to changes in fair values of certain investments, net:

	Three months ended March 31,
	2025	2024
	in millions

Vodafone	$63.7	$48.2
ITV	36.7	50.0
Televisa Univision	(14.0)	9.5
EdgeConneX	(11.3)	71.8
SMAs	(3.3)	19.3
Aviatrix	0.2	(14.3)
Lacework (a)	—	(67.6)
Other, net	(16.2)	(3.8)
Total	$55.8	$113.1
______________

(a)We completed the sale of our investment in Lacework during the third quarter of 2024.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
Debt Securities
The following table sets forth a summary of our debt securities recorded within SMAs at March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Amortized cost basis	Accumulated unrealized gains (losses)	Fair value	Amortized cost basis	Accumulated unrealized gains	Fair value
	in millions			in millions

Commercial paper	$—	$—	$—	$72.0	$(0.1)	$71.9
Government bonds	—	—	—	129.4	0.4	129.8
Certificates of deposit	—	—	—	70.5	—	70.5
Corporate debt securities	—	—	—	66.4	0.2	66.6
Structured note (a)	(a)	(a)	77.9	(a)	(a)	88.0
Other debt securities	—	—	—	6.3	—	6.3
Total debt securities	$—	$—	$77.9	$344.6	$0.5	$433.1
______________

(a)Amounts represent an investment in a leveraged structured note issued by a third-party investment bank, which is accounted for at fair value and has a scheduled maturity date of October 1, 2026. The return on the leveraged structured note is based on changes in the fair value of a proportionate amount of debt issued by various Liberty Global consolidated subsidiaries and affiliates (including the VMO2 JV and the VodafoneZiggo JV). The proportionate amount of debt associated with the return on the leveraged structured note may change from time to time as a result of open market purchases, privately negotiated transactions, tender offers, exchange offers, redemptions or prepayments, in each case, completed by Liberty Global consolidated subsidiaries and affiliates. While the structured note itself contains leverage, our at-risk investment is the estimated fair value as reported. During 2024, we invested an additional $46.6 million and redeemed $62.3 million of the leveraged structured note. The proportionate amount of debt issued by Liberty Global consolidated subsidiaries and affiliates associated with the return on the leveraged structured note is summarized in the following table:

	March 31, 2025	December 31, 2024

Subsidiary:
Telenet	36.80%	32.10%

Affiliate:
VodafoneZiggo JV	34.80%	33.90%
VMO2 JV	28.40%	—%

Other (1)	—%	34.00%
Total	100.00%	100.00%
_______________

(1)Other represents cash proceeds from redemptions that remain invested in the leveraged structured note.

We received proceeds from the sale and maturities of debt securities of $0.7 billion and $1.1 billion during the three months ended March 31, 2025 and 2024, respectively. The sale of debt securities resulted in realized net gains (losses) of $0.5 million and ($11.2 million) during the three months ended March 31, 2025 and 2024, respectively.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2025			December 31, 2024
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$184.8	$242.2	$427.0	$253.8	$369.4	$623.2
Equity-related derivative instruments (c)	21.9	151.9	173.8	26.1	187.3	213.4
Foreign currency forward and option contracts	5.4	—	5.4	6.5	—	6.5
Other	—	—	—	0.6	0.2	0.8
Total	$212.1	$394.1	$606.2	$287.0	$556.9	$843.9
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$65.0	$26.1	$91.1	$144.6	$38.5	$183.1
Foreign currency forward and option contracts	6.2	—	6.2	3.3	—	3.3
Other	0.1	0.1	0.2	—	—	—
Total	$71.3	$26.2	$97.5	$147.9	$38.5	$186.4
_______________

(a)Our long-term derivative assets and current and long-term derivative liabilities are included in other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of $4.2 million and ($3.3 million) during the three months ended March 31, 2025 and 2024, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)Our equity-related derivative instruments include the Vodafone Collar. The fair value of the Vodafone Collar does not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended March 31,
	2025	2024
	in millions

Cross-currency and interest rate derivative contracts	$(110.7)	$177.1
Equity-related derivative instruments	(49.2)	(43.5)
Foreign currency forward and option contracts	(4.7)	(0.3)
Other	(0.1)	—
Total	$(164.7)	$133.3
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

	Three months ended March 31,
	2025	2024
	in millions

Operating activities	$13.7	$27.5
Investing activities	(0.1)	—
Financing activities	—	(1.5)
Total	$13.6	$26.0

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At March 31, 2025, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $334.5 million.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
Details of our Derivative Instruments

Cross-currency Swap Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2025, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at March 31, 2025:

	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average remaining life
	in millions		in years

Telenet	$3,295.0	€2,924.3	2.3

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2025:

	Pays fixed rate		Receives fixed rate
	Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions	in years	in millions	in years

Telenet	$3,903.0 (a)	4.1	$—	—
_______________

(a)Includes forward-starting derivative instruments.

Interest Rate Swap Options

We have entered into various interest rate swap options (swaptions), which give either us or the bank the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future, with each such contract having a life of no more than five years. At the transaction date, where we have bought the swaption, the strike rate of the contract was above the corresponding market rate. Where the bank has bought the swaption, the strike rate was below the corresponding market rate. The following table sets forth certain information regarding our swaptions at March 31, 2025:

	Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
	in millions		in years

Telenet:
Buy position	$1,513.6	€	0.9	3.0%
Sell position	$1,513.6	€	0.9	1.4%
_______________

(a)Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
(b)Represents the weighted average interest rate that we would pay if either we or our counterparties exercised our respective options to enter into the interest rate swap contracts.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at March 31, 2025:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Telenet	$3,495.1	0.5

VM Ireland	$973.0	0.8

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At March 31, 2025, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.0 billion and $1.2 billion, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Decrease to borrowing costs at March 31, 2025 (a)

VM Ireland	(2.02)%
Telenet	(1.93)%
Total decrease to borrowing costs	(1.94)%
_______________

(a)Represents the effect of derivative instruments in effect at March 31, 2025 and does not include forward-starting derivative instruments or swaptions.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of March 31, 2025, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $509.2 million.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of March 31, 2025 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used for nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets, property and equipment and the implied value of goodwill. The valuation of reporting units is based on an income-based approach (discounted cash flows) using assumptions in our long-range business plans or a market-based approach (current multiples of comparable public companies and guideline transactions) and, in some cases, a combination of an income-based approach and a market-based approach. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue growth and Adjusted EBITDA margin (as defined in note 16), and terminal growth rates, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three months ended March 31, 2025 and 2024 we did not perform any significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 2024 10-K.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2025 using:
Description	March 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$427.0	$—	$427.0	$—
Equity-related derivative instruments	173.8	—	—	173.8
Foreign currency forward and option contracts	5.4	—	5.4	—
Total derivative instruments	606.2	—	432.4	173.8
Investments:
SMAs	77.9	—	77.9	—
Other investments	2,976.6	1,699.9	0.1	1,276.6
Total investments	3,054.5	1,699.9	78.0	1,276.6
Total assets	$3,660.7	$1,699.9	$510.4	$1,450.4

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$91.1	$—	$91.1	$—
Foreign currency forward and option contracts	6.2	—	6.2	—
Other	0.2	—	0.2	—
Total liabilities	$97.5	$—	$97.5	$—

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)

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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2025	$1,263.8	$213.4	$1,477.2
Losses included in loss from continuing operations (a):
Realized and unrealized losses on derivative instruments, net	—	(49.2)	(49.2)
Realized and unrealized losses due to changes in fair values of certain investments, net	(43.5)	—	(43.5)
Additions	11.6	—	11.6
Foreign currency translation adjustments and other, net	44.7	9.6	54.3
Balance of net assets at March 31, 2025 (b)	$1,276.6	$173.8	$1,450.4
_______________

(a)Amounts primarily relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2025.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
(b)As of March 31, 2025, $361.3 million of our Level 3 investments were accounted for under the measurement alternative at cost less impairment, adjusted for observable price changes.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2025	December 31, 2024
	in millions

Distribution systems	$6,149.7	$5,702.7
Support equipment, buildings and land	2,686.5	2,518.0
CPE	912.2	843.1
Total property and equipment, gross	9,748.4	9,063.8
Accumulated depreciation	(5,158.7)	(4,737.8)
Total property and equipment, net	$4,589.7	$4,326.0

During the three months ended March 31, 2025 and 2024, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $20.6 million and $30.6 million, respectively, which exclude related value-added taxes (VAT) of $3.2 million and $4.4 million, respectively, that were also financed under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2025 are set forth below:

	January 1, 2025	Acquisitions and related adjustments	Foreign currency translation adjustments and other	March 31, 2025
	in millions

Telenet	$2,656.4	$2.3	$118.8	$2,777.5
VM Ireland	250.8	—	11.2	262.0
Other	245.4	15.4	10.6	271.4
Total	$3,152.6	$17.7	$140.6	$3,310.9

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Licenses (a)	$1,456.3	$(358.2)	$1,098.1	$1,393.9	$(332.7)	$1,061.2
Customer relationships	266.8	(171.8)	95.0	255.4	(161.0)	94.4
Other	277.4	(140.4)	137.0	265.5	(130.7)	134.8
Total	$2,000.5	$(670.4)	$1,330.1	$1,914.8	$(624.4)	$1,290.4
_______________

(a)Primarily includes amounts related to (i) certain mobile spectrum licenses and (ii) a licensing agreement with the Federation Internationale l’Automobile that provides Formula E with the exclusive rights to operate an electric motor racing championship.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2025			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	March 31, 2025	December 31, 2024
		in millions

Telenet Credit Facility (c)	5.71%	€615.0	$664.9	$4,457.3	$4,364.8
Telenet Senior Secured Notes	4.76%	—	—	1,583.8	1,558.8
VM Ireland Credit Facility (d)	5.93%	€100.0	108.1	973.0	931.4
Vodafone Collar Loan (e)	2.95%	—	—	1,360.1	1,301.9
Vendor financing (f)	5.00%	—	—	370.5	355.9
Other (g)	4.82%	—	—	659.7	632.2
Total debt before deferred financing costs, discounts and premiums (h)	5.08%		$773.0	$9,404.4	$9,145.0

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	March 31, 2025	December 31, 2024
	in millions

Total debt before deferred financing costs, discounts and premiums	$9,404.4	$9,145.0
Deferred financing costs, discounts and premiums, net	(65.2)	(78.1)
Total carrying amount of debt	9,339.2	9,066.9
Finance lease obligations (note 10)	34.1	34.1
Total debt and finance lease obligations	9,373.3	9,101.0
Current portion of debt and finance lease obligations	(1,127.7)	(898.5)
Long-term debt and finance lease obligations	$8,245.6	$8,202.5
_______________

(a)Represents the weighted average interest rate in effect at March 31, 2025 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.72% at March 31, 2025. The weighted average interest rate calculation includes principal amounts outstanding associated with all of our secured and unsecured borrowings. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2025 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table provides our borrowing availability and amounts available to loan or distribute in accordance with the terms of the respective subsidiary facilities (i) at March 31, 2025 and (ii) upon completion of the relevant March 31, 2025 compliance reporting requirements. These amounts do not consider any actual or potential changes to our borrowing levels or any amounts

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
loaned or distributed subsequent to March 31, 2025, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

	Availability
	March 31, 2025		Upon completion of the relevant March 31, 2025 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
Telenet Credit Facility	€615.0	$664.9	€615.0	$664.9
VM Ireland Credit Facility	€100.0	$108.1	€100.0	$108.1

Available to loan or distribute:
Telenet Credit Facility	€615.0	$664.9	€615.0	$664.9
VM Ireland Credit Facility	€100.0	$108.1	€100.0	$108.1

(c)Unused borrowing capacity under the Telenet Credit Facility comprises (i) €570.0 million ($616.3 million) under Telenet Revolving Facility B, (ii) €25.0 million ($27.0 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($21.6 million) under the Telenet Revolving Facility, each of which were undrawn at March 31, 2025.

(d)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($108.1 million) under the VM Ireland Revolving Facility, which was undrawn at March 31, 2025. In March 2025, commitments under the VM Ireland Revolving Facility were increased by €11.1 million ($12.0 million). The VM Ireland Revolving Facility now provides for maximum borrowing capacity of €100.0 million.

(e)For information regarding the Vodafone Collar Loan, see note 5.

(f)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our condensed consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our condensed consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During the three months ended March 31, 2025 and 2024, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses were $71.2 million and $97.4 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(g)Amounts include (i) $215.1 million and $195.8 million at March 31, 2025 and December 31, 2024, respectively, of debt collateralized by certain trade receivables of Telenet and (ii) $397.0 million and $390.5 million at March 31, 2025 and December 31, 2024, respectively, of liabilities related to Telenet’s acquisition of mobile spectrum licenses. Telenet will make annual payments for the license fees over the terms of the respective licenses.

(h)As of March 31, 2025 and December 31, 2024, our debt had an estimated fair value of $9.3 billion and $9.0 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
General Information

At March 31, 2025, most of our outstanding debt had been incurred by one of our two subsidiary “borrowing groups.” References to these borrowing groups, which comprise Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during 2025. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 2024 10-K.

Financing Transactions

In February 2025, Telenet entered into a €500.0 million ($540.6 million) sustainability-linked term loan facility (Telenet Facility AU). Telenet Facility AU was issued at 99.75% of par, matures on March 31, 2033 and bears interest at a rate of EURIBOR + 3.0%, subject to a EURIBOR floor of 0.0%. The interest rate on Telenet Facility AU is subject to adjustment based on Telenet’s achievement or otherwise of certain Environmental, Social and Governance metrics. The net proceeds from Telenet Facility AU were used to refinance €500.0 million of the €890.0 million ($962.2 million) outstanding principal amount under Telenet Facility AT1. In connection with this transaction, Telenet recognized a loss on debt extinguishment of $8.0 million related to the write-off of unamortized deferred financing costs and discounts.

Maturities of Debt

Maturities of our debt as of March 31, 2025 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on March 31, 2025 exchange rates.

	Telenet	VM Ireland	Other (a)	Total
	in millions

Year ending December 31:
2025 (remainder of year)	$567.6	$—	$321.5	$889.1
2026	65.2	—	1,039.2	1,104.4
2027	23.1	—	—	23.1
2028	4,354.0	—	—	4,354.0
2029	1,223.6	973.0	—	2,196.6
2030	24.1	—	—	24.1
Thereafter	813.1	—	—	813.1
Total debt maturities (b)	7,070.7	973.0	1,360.7	9,404.4
Deferred financing costs, discounts and premiums, net	(17.0)	(4.1)	(44.1)	(65.2)
Total debt	$7,053.7	$968.9	$1,316.6	$9,339.2
Current portion	$610.1	$—	$510.0	$1,120.1
Long-term portion	$6,443.6	$968.9	$806.6	$8,219.1
_______________

(a)Includes $1,360.1 million related to the Vodafone Collar Loan, which has settlement dates during the remainder of 2025 and in 2026 consistent with the Vodafone Collar. We may elect to use cash or the collective value of the related shares and Vodafone Collar to settle amounts under the Vodafone Collar Loan.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
(b)Amounts include vendor financing obligations of $370.5 million, all of which are classified as current on our condensed consolidated balance sheet, as set forth below:

	Telenet	Other	Total
	in millions

Year ending December 31:
2025 (remainder of year)	$327.7	$0.6	$328.3
2026	42.2	—	42.2
Total vendor financing maturities	$369.9	$0.6	$370.5

Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2025	2024
	in millions

Balance at January 1	$355.9	$399.1
Operating-related vendor financing additions	71.2	97.4
Capital-related vendor financing additions	23.8	30.6
Principal payments on operating-related vendor financing	(86.4)	(101.0)
Principal payments on capital-related vendor financing	(10.0)	(32.5)
Foreign currency and other	16.0	(4.6)
Balance at March 31	$370.5	$389.0

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our right-of-use (ROU) assets and lease liabilities is set forth below:

	March 31, 2025	December 31, 2024
	in millions

ROU assets:
Operating leases (a)	$728.2	$710.5
Finance leases (b)	38.1	38.2
Total ROU assets	$766.3	$748.7

Lease liabilities:
Operating leases (c)	$774.0	$753.1
Finance leases (d)	34.1	34.1
Total lease liabilities	$808.1	$787.2
_______________

(a)Our operating ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At March 31, 2025, the weighted average remaining lease term for operating leases was 11.2 years and the weighted average discount rate was 5.4%. During the three months ended March 31, 2025 and 2024, we recorded non-cash additions to our operating lease ROU assets of $9.6 million and $10.5 million, respectively.

(b)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At March 31, 2025, the weighted average remaining lease term for finance leases was 7.7 years and the weighted average discount rate was 8.8%. During the three months ended March 31, 2025 and 2024, we recorded non-cash additions to our finance lease ROU assets of nil and $0.5 million, respectively.

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
A summary of our aggregate lease expense is set forth below:

	Three months ended March 31,
	2025	2024
	in millions

Finance lease expense:
Depreciation and amortization	$2.0	$0.8
Interest expense	0.8	0.2
Total finance lease expense	2.8	1.0
Operating lease expense (a)	28.2	25.3
Short-term lease expense (a)	0.1	0.1
Variable lease expense (b)	0.4	0.3
Total lease expense	$31.5	$26.7
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Three months ended March 31,
	2025	2024
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$12.5	$23.6
Operating cash outflows from finance leases (interest component)	0.8	0.2
Financing cash outflows from finance leases (principal component)	1.9	0.9
Total cash outflows from operating and finance leases	$15.2	$24.7

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
Maturities of our operating and finance lease liabilities as of March 31, 2025 are presented below. Amounts represent U.S. dollar equivalents based on March 31, 2025 exchange rates.

	Operating leases (a)	Finance leases
	in millions

Year ending December 31:
2025 (remainder of year)	$83.5	$7.8
2026	103.6	8.5
2027	91.9	7.0
2028	84.8	4.0
2029	81.0	2.8
2030	80.1	1.6
Thereafter	519.5	11.8
Total payments	1,044.4	43.5
Less: present value discount	(270.4)	(9.4)
Present value of lease payments	$774.0	$34.1
Current portion	$79.3	$7.6
Long-term portion	$694.7	$26.5
______________

(a)Operating lease payments exclude $84.3 million of estimated future payments for lease commitments not yet commenced at Telenet, the majority of which are not anticipated to be due until after 2028. These payments relate to the lease back of build-to-suit sites on certain passive infrastructure and tower assets sold to DigitalBridge Investments LLC in 2022. Telenet will act as an agent over the construction of future towers on the build-to-suit sites.

(11)    Income Taxes

Liberty Global is a Bermuda exempted company limited by shares and is not considered to be a tax resident in any other jurisdiction or country. On December 27, 2023, Bermuda enacted the Corporate Income Tax Act 2023 (the CIT Act) which provides for the taxation of the Bermuda constituent entities of certain large multinational groups beginning on or after January 1, 2025. Prior to 2025, we used the U.K. statutory rate to compute our “expected” income tax benefit or expense as management believed it to be more meaningful, as Bermuda did not impose an income tax in those periods. As the CIT Act is now in effect, we will use the Bermuda statutory rate of 15.0% to compute our expected income tax benefit or expense for 2025 and future periods.

The effective tax rate for the three months ended March 31, 2025 was 5.0% (income tax benefit of $70.0 million), which differs from the Bermuda statutory rate of 15.0% (expected income tax benefit of $209.0 million). This difference is primarily due to the negative impact of (i) non-deductible net foreign exchange losses in the U.K. of $308.2 million (22.1%) and (ii) non-deductible net losses from investments in certain subsidiaries and affiliates in the U.K. and the Netherlands of $43.3 million (3.2%). The negative impact of these items was partially offset by the net positive impact of statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory rate, including $132.6 million (9.5%) in the U.K., and the release of valuation allowances in Luxembourg of $86.0 million (6.2%).

The effective tax rate for the three months ended March 31, 2024 was 6.3% (income tax expense of $42.8 million), which differs from the U.K. statutory rate of 25.0% (expected income tax expense of $169.3 million). This difference is primarily due to the positive impact of non-taxable net foreign exchange gains in the U.K. of $163.9 million (24.2%), partially offset by the net negative impact of certain non-taxable or non-deductible items in the Netherlands, Belgium and the U.K. of $27.5 million (4.1%).

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
As of March 31, 2025, our unrecognized tax benefits were $300.5 million, of which $264.1 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

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

In general, tax returns filed by our company or our subsidiaries for years prior to 2019 are no longer subject to examination by tax authorities. Certain of our subsidiaries are currently involved in income tax examinations in various jurisdictions in which we operate, including Luxembourg and the U.S. While we do not expect adjustments from the foregoing examinations to have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

On October 7, 2022, the U.S. Department of Justice filed a suit against Liberty Global, Inc. (LGI), a wholly-owned U.S. subsidiary of Liberty Global, in the U.S. District Court of Colorado for unpaid federal income taxes and penalties for the 2018 tax year of approximately $284 million. This action by the U.S. Department of Justice is related to the November 2020 complaint filed by LGI in the U.S. District Court of Colorado seeking a refund of approximately $110 million of taxes, penalties and interest associated with the application of certain temporary treasury regulations issued in June 2019. In October 2023, the U.S. District Court of Colorado entered judgement against LGI with respect to the refund claim and we appealed this decision to the U.S. Court of Appeals for the Tenth Circuit (Court of Appeals) in December 2023. No amounts have been accrued by LGI with respect to this matter. We continue to vigorously defend this matter and actively pursue our claim for refund.

In January 2021, we petitioned the U.S. Tax Court with respect to unresolved issues related to our 2010 tax year for which we had already recognized an accrued liability for an uncertain tax position. In November 2023, we received an unfavorable decision, which we will appeal to the Court of Appeals. In December 2023, we made a payment of the disputed tax in the amount of $315 million, which reduced our accrued liability for uncertain tax benefits on our consolidated balance sheet but will continue to be included in our inventory of unrecognized tax benefits as the position is not yet settled. We continue to vigorously defend our position, however, due to the inherent uncertainty involved in the litigation process, there can be no assurance that the Court of Appeals will rule in our favor.

(12)    Equity

Share Repurchases

During the three months ended March 31, 2025, we repurchased 3,197,997 of our Class C common shares at an average price per share of $12.13, for an aggregate purchase price of $38.8 million, including direct acquisition costs.

Under our current share repurchase program, we are authorized during 2025 to repurchase up to 10% of our total outstanding shares as of December 31, 2024. As of March 31, 2025, the remaining number of our Class A and/or Class C common shares that we are authorized to repurchase during 2025 was 31.7 million. Based on the average of the respective closing share prices as of March 31, 2025, this would equate to additional share repurchases during the remainder of 2025 of approximately $372.2 million. However, the actual U.S. dollar amount of our share repurchases during the remainder of 2025 will be determined by the actual transaction date share prices during the year and could differ significantly from this amount.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2025	2024
	in millions

Liberty Global (a):
Non-performance based incentive awards	$21.8	$28.3
Performance-based incentive awards	5.5	2.1
Other (b)	6.1	7.4
Total Liberty Global	33.4	37.8
Other	—	1.2
Total	$33.4	$39.0
Included in:
Other operating expense	$2.9	$4.6
SG&A expense	30.5	34.4
Total	$33.4	$39.0
_______________

(a)Amounts include share-based compensation expense related to certain Telenet Replacement Awards.

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
The following table provides the aggregate number of options, SARs and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of March 31, 2025:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price

Held by Liberty Global employees:
Outstanding	40,413,510	$14.28	90,290,703	$14.38
Exercisable	31,263,269	$15.46	73,130,473	$15.16

Held by former Liberty Global employees (b):
Outstanding	3,192,113	$16.35	6,249,866	$16.34
Exercisable	2,741,048	$17.12	5,371,446	$17.00
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

The following table provides the aggregate number of restricted share units (RSUs) and performance-based restricted share units (PSUs) that were outstanding as of March 31, 2025. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class C

Held by Liberty Global employees:
RSUs	4,402,005	6,263,136
PSUs	5,006,297	6,821,790
Held by former Liberty Global employees (a):
RSUs	131,484	260,393
PSUs	4,281	4,241
_______________

(a)Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain split-off or disposal transactions. The future vesting of these RSUs and PSUs will increase the number of our outstanding common shares.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
2025 PSUs

In March 2025, the compensation committee of our board of directors approved the grant of PSUs to executive officers and certain employees (the 2025 PSUs). The performance metric for the 2025 PSUs is the appreciation of Liberty Global’s average share price during the performance period commencing March 21, 2025 and ending December 31, 2027. The payout is determined based on the achievement of certain share price levels, as adjusted by the committee for (i) corporate transactions, including acquisitions, dispositions, spin-offs, mergers, and (ii) force majeure type events such as natural disasters, acts of war or terrorism or other unanticipated events impacting the business that are outside of our control. Share price appreciation of 0% to 80% will generally result in award recipients earning 0% to 200% of their target 2025 PSUs. In addition, 50% of the 2025 PSUs award payout may be "banked" if Liberty Global’s average share price exceeds specific target levels ranging from 30% to 50% during the performance period, subject to a cap of 75% of the target 2025 PSUs. The earned 2025 PSUs will fully vest on February 15, 2028.

(14)    Earnings (Loss) per Share

Basic earnings or loss per share (EPS) is computed by dividing net earnings or loss attributable to Liberty Global shareholders by the weighted average number of shares outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares from share-based incentive awards as if they had been exercised, vested or converted at the beginning of the periods presented. For additional information regarding our share-based incentive awards, see note 13.

The details of our net earnings (loss) from continuing operations attributable to Liberty Global shareholders are set forth below:

	Three months ended March 31,
	2025	2024
	in millions, except share amounts

Earnings (loss) from continuing operations	$(1,323.3)	$634.5
Net earnings from continuing operations attributable to noncontrolling interests	(14.0)	(17.0)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders	$(1,337.3)	$617.5

Weighted average common shares outstanding (basic EPS computation)	348,407,676	377,747,016
Incremental shares (a)	—	7,362,615
Weighted average common shares outstanding (diluted EPS computation)	348,407,676	385,109,631

Excluded potentially dilutive employee share-based incentive awards (b)	163,331,498	73,278,364
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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
(15)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to purchases of CPE and other equipment and services, programming contracts, network and connectivity commitments and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2025. The commitments included in this table do not reflect any liabilities that are included on our March 31, 2025 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2025
		2026	2027	2028	2029	2030	Thereafter	Total
	in millions

Purchase commitments	$538.4	$556.7	$489.6	$455.7	$83.9	$20.6	$17.8	$2,162.7
Programming commitments	90.8	39.5	28.6	0.7	—	—	—	159.6
Network and connectivity commitments	55.9	50.3	11.5	8.3	7.8	0.1	0.1	134.0
Other commitments	338.7	185.5	18.3	11.6	8.1	3.6	2.7	568.5
Total	$1,023.8	$832.0	$548.0	$476.3	$99.8	$24.3	$20.6	$3,024.8

Purchase commitments include unconditional and legally binding obligations related to (i) certain service-related commitments, including software development, information technology, maintenance and call center services and (ii) the purchase of CPE.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $108.5 million and $112.1 million during the three months ended March 31, 2025 and 2024, respectively.

Network and connectivity commitments include certain equipment and service-related commitments at Telenet.

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

Furthermore, in connection with a future sale of our interest in, or an initial public offering of, Formula E, we have agreed to pay a third party a portion of our economic gain. We estimate that this contingent obligation is not currently significant.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
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
March 31, 2025
(unaudited)

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

Other Regulatory Matters. Broadband internet, video distribution, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we or our affiliates operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union (E.U.), and largely similar rules apply in the U.K. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. Regulation may also restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

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

(16)    Segment Reporting

Our chief executive officer, whom we have determined to be our Chief Operating Decision Maker (CODM), views our business as three strategic platforms, “Liberty Telecom” (our converged broadband, video and mobile communications businesses), “Liberty Growth” (our global investment arm comprised of various technology, media/content, sports, digital infrastructure and other growth assets) and “Liberty Services” (our innovative technology and finance service platforms offered by our centralized functions), each as further discussed below. Performance of our business is assessed and resources are allocated by our CODM on a segment basis. We generally identify our reportable segments as (i) those consolidated subsidiaries that represent 10% or more of our total reportable segment revenue or proportionate Adjusted EBITDA (as defined below) or (ii) those equity method affiliates where revenue or our share of Adjusted EBITDA represents 10% or more of our total reportable segment revenue or proportionate Adjusted EBITDA, respectively. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. Adjusted EBITDA is the primary measure used by our CODM to evaluate segment operating performance and make decisions about allocating resources to our operating segments. The CODM uses Adjusted EBITDA to evaluate income generated from our segment assets in deciding whether to reinvest profits into other areas of our business, such as for acquisitions or investments. Adjusted EBITDA is also used to monitor budget versus actual results, which is used in assessing the performance of segments in comparison with one another and in establishing management’s compensation. The significant accounting policies of our segments are the same as those described in note 3 to the consolidated financial statements included in our 2024 10-K. In addition, our CODM reviews non-financial measures such as customer growth, as appropriate, but does not review any measure of total assets.

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
March 31, 2025
(unaudited)
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

As of March 31, 2025, our reportable segments are as follows:

Consolidated:
•Telenet
•VM Ireland

Nonconsolidated:
•VMO2 JV
•VodafoneZiggo JV

Telenet, VM Ireland, the VMO2 JV and the VodafoneZiggo JV are included in our “Liberty Telecom” strategic platform and derive their revenue primarily from residential and B2B communications services, including broadband internet, video, fixed-line telephony and mobile services.

During the fourth quarter of 2024, our previously defined “Central and Other” reportable segment was reorganized into various other operating segments, which are not separately or in the aggregate identified as reportable segments. Prior periods have been revised in accordance with this reorganization.

The “Liberty Growth” strategic platform, included in the “all other category,” comprises certain investments in technology, media/content, sports and digital infrastructure companies that we view as scalable businesses, which derive their revenue from providing various goods, services and content to customers (Liberty Growth).

The “Liberty Services” strategic platform, included in the “all other category,” primarily includes our technology and services operating segments that generate revenue through (i) sales of CPE to our reportable segments and certain third parties and (ii) providing certain centralized back office functions, including network operations and technology solutions (Liberty Services).

We also have certain corporate activities that are included in the “all other category,” which include (i) revenue associated with certain finance and administrative services provided to various third parties and affiliates pursuant to service agreements and (ii) costs associated with certain centralized functions including billing systems, marketing, facilities, finance and other administrative functions.

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
March 31, 2025
(unaudited)
Performance Measures of Our Reportable Segments

The amounts presented in the tables below represent 100% of each of our consolidated and nonconsolidated reportable segment’s revenue, expenses and Adjusted EBITDA, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the VodafoneZiggo JV. We account for our 50% interest in both the VMO2 JV and the VodafoneZiggo JV as an equity method investment, and as such, our share of the operating results of the VMO2 JV and the VodafoneZiggo JV is included in share of results of affiliates, net in our condensed consolidated statements of operations. The noncontrolling owners’ interests at Telenet, Formula E and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Third-party and affiliate	Intersegment	Total
	in millions

Three months ended March 31, 2025:
Telenet	$759.7	$—	$759.7
VM Ireland	115.8	—	115.8
VMO2 JV (nonconsolidated JV)	3,126.3	—	3,126.3
VodafoneZiggo JV (nonconsolidated JV)	1,052.0	—	1,052.0
Total reportable segment revenue	$5,053.8	$—	5,053.8
Plus: all other category (a)			331.1
Less: nonconsolidated JV revenue			(4,178.3)
Less: elimination of intercompany consolidated revenue (b)			(35.4)
Total consolidated revenue			$1,171.2

Three months ended March 31, 2024:
Telenet	$762.6	$—	$762.6
VM Ireland	122.1	0.9	123.0
VMO2 JV (nonconsolidated JV)	3,282.8	—	3,282.8
VodafoneZiggo JV (nonconsolidated JV)	1,114.0	—	1,114.0
Total reportable segment revenue	$5,281.5	$0.9	5,282.4
Plus: all other category (a)			269.8
Less: nonconsolidated JV revenue			(4,396.8)
Less: elimination of intercompany consolidated revenue (b)			(64.1)
Total consolidated revenue			$1,091.3
______________

(a)Amounts include revenue from (i) third parties and affiliates of $161.1 million and $32.2 million, respectively, (ii) services agreements with our nonconsolidated JV reportable segments, as further described in note 5, of $134.6 million and $174.4 million, respectively, and (iii) our consolidated reportable segments of $35.4 million and $63.2 million, respectively.

(b)Primarily reflects the elimination of (i) the revenue recognized related to the Tech Framework and (ii) for the three months ended March 31, 2024, transactions between our continuing and discontinued operations.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
The expense categories and amounts presented below align with the segment-level information that is regularly provided to the CODM. These amounts include intersegment expenses and are exclusive of share-based compensation expense.

	Three months ended March 31,
	2025		2024
	Programming and other direct costs of services	Operating expenses	Programming and other direct costs of services	Operating expenses
	in millions

Consolidated reportable segments:
Telenet	$202.1	$256.0	$198.6	$255.6
VM Ireland	$34.1	$44.5	$37.4	$45.6

Nonconsolidated reportable segments:
VMO2 JV	$991.5	$1,061.4	$1,107.1	$1,102.1
VodafoneZiggo JV	$219.3	$369.6	$215.0	$380.0

	Adjusted EBITDA
	Three months ended March 31,
	2025	2024
	in millions

Telenet	$301.6	$308.4
VM Ireland	37.2	40.0
VMO2 JV (nonconsolidated JV)	1,073.4	1,073.6
VodafoneZiggo JV (nonconsolidated JV)	463.1	519.0
Total reportable segment Adjusted EBITDA	$1,875.3	$1,941.0

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
The following table provides a reconciliation of total reportable segment Adjusted EBITDA to earnings (loss) from continuing operations before income taxes:

	Three months ended March 31,
	2025	2024
	in millions

Total reportable segment Adjusted EBITDA	$1,875.3	$1,941.0
Plus: all other category	(4.2)	(30.7)
Less: nonconsolidated JV Adjusted EBITDA	(1,536.5)	(1,592.6)
Less: intercompany consolidated eliminations (a)	(10.0)	(34.7)
Share-based compensation expense	(33.4)	(39.0)
Depreciation and amortization	(232.2)	(222.7)
Impairment, restructuring and other operating items, net	1.7	(33.6)
Operating income (loss)	60.7	(12.3)
Interest expense	(127.5)	(145.5)
Realized and unrealized gains (losses) on derivative instruments, net	(164.7)	133.3
Foreign currency transaction gains (losses), net	(1,081.0)	559.3
Realized and unrealized gains due to changes in fair values of certain investments, net	55.8	113.1
Losses on debt extinguishment, net	(8.0)	—
Share of results of affiliates, net	(148.0)	(7.0)
Other income, net	19.4	36.4
Earnings (loss) from continuing operations before income taxes	$(1,393.3)	$677.3
_____________

(a)Amounts relate to (i) the Adjusted EBITDA impact related to the Tech Framework and (ii) for the three months ended March 31, 2024, transactions between our continuing and discontinued operations.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
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

	Three months ended March 31,
	2025	2024
	in millions

Telenet	$246.7	$183.7
VM Ireland	42.9	39.4
VMO2 JV	594.2	685.8
VodafoneZiggo JV	206.9	244.7
Total reportable segment property and equipment additions	1,090.7	1,153.6
Plus: all other category (a)	6.0	7.4
Less: nonconsolidated JV property and equipment additions	(801.1)	(930.5)
Less: elimination of intercompany consolidated property and equipment additions (b)	(10.0)	(9.5)
Total consolidated property and equipment additions	285.6	221.0
Assets acquired under capital-related vendor financing arrangements	(20.6)	(30.6)
Assets acquired under finance leases	—	(0.5)
Changes in current liabilities related to capital expenditures	(21.7)	16.2
Total capital expenditures, net	$243.3	$206.1
_______________

(a)Includes (i) property and equipment additions representing centrally-owned assets that benefit other operating segments and (ii) the net impact of certain centrally-procured network equipment that is ultimately transferred to other operating segments.

(b)Represents eliminations primarily related to the charges under the Tech Framework to each respective consolidated reportable segment related to the portion of the charges attributed to centrally-held internally developed technology that is embedded within our various CPE, as well as any applicable markup.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2025
(unaudited)
Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended March 31,
	2025	2024
	in millions

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$218.4	$219.5
Video	144.1	149.9
Fixed-line telephony	44.3	50.7
Total subscription revenue	406.8	420.1
Non-subscription revenue	5.1	3.4
Total residential fixed revenue	411.9	423.5
Residential mobile revenue (c):
Subscription revenue (b)	115.7	121.7
Non-subscription revenue	36.2	46.4
Total residential mobile revenue	151.9	168.1
Total residential revenue	563.8	591.6
B2B revenue (d):
Subscription revenue	103.8	107.0
Non-subscription revenue	103.2	100.3
Total B2B revenue	207.0	207.3
Other revenue (e)	400.4	292.4
Total	$1,171.2	$1,091.3
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
March 31, 2025
(unaudited)
enterprises and, fixed-line and mobile services on a wholesale basis, to other operators and (b) revenue from long-term leases of portions of our network.

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the Sunrise Services and the NL JV Services, (ii) broadcasting revenue at Telenet and VM Ireland, (iii) revenue at Formula E and (iv) revenue earned from the sale of CPE to the VMO2 JV and the VodafoneZiggo JV.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our consolidated financial statements and the discussion and analysis included in our 2024 10-K, is intended to assist in providing an understanding of changes in our results of operations and financial condition and is organized as follows:

•Forward-Looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.
•Overview. This section provides a general description of our business and recent events.
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2025 and 2024.
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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data is presented, as of March 31, 2025.
Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds may contain forward-looking statements, including statements regarding our business, product, foreign currency, hedging and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the potential impact of large-scale health crises on our company, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, interest rate risks, target leverage levels, debt covenants, our future projected contractual commitments and cash flows, our share repurchase programs and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors of our 2024 10-K, as well as the following list of some, but not all, of the factors that could cause actual results or events (including with respect to our affiliates) to differ materially from anticipated results or events:

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
•the ability of suppliers and vendors (including our third-party wireless network provider, Three (Hutchison), under our mobile virtual network operator arrangement at VM Ireland) to timely deliver quality products, equipment, software, services and access;
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
•our ability to navigate the impacts on our business resulting from potential disparate regulatory rules between the U.K. and the E.U. following the U.K.’s departure from the E.U.;
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
•our ability to navigate the potential impacts on our business resulting from any international trade wars or tariffs imposed on the products or services that we purchase from vendors or sell to our customers;
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

Overview

General

We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe and are an active investor across the infrastructure, content and technology industries. We also provide innovative technology solutions and finance services. Our continuing operations comprise businesses that provide residential and B2B communications services in (i) Belgium and Luxembourg through Telenet and (ii) Ireland through VM Ireland. In addition, we own 50% noncontrolling interests in (a) the VMO2 JV, which provides residential and B2B communications services in the U.K., and (b) the VodafoneZiggo JV, which provides residential and B2B communications services in the Netherlands.

Prior to the completion of the Spin-off on November 8, 2024, we also provided residential and B2B communications services in Switzerland through Sunrise. Sunrise, together with certain other Liberty Global subsidiaries connected to our Swiss business, are collectively referred to as the Sunrise Entities and are reflected as discontinued operations for all applicable periods. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations, unless otherwise indicated. For additional information regarding the Spin-off, see note 4 to our condensed consolidated financial statements.

On October 2, 2024, we completed the Formula E Acquisition, pursuant to which we acquired a controlling interest in Formula E and began consolidating 100% of Formula E’s results from that date. For additional information, see note 4 to our condensed consolidated financial statements.

Operations

At March 31, 2025, our reportable segments, including the nonconsolidated JVs, owned and operated networks that passed 29,056,700 homes and served 11,512,200 fixed-line customers and 44,212,600 mobile subscribers.

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

Material Changes in Results of Operations

We have completed a number of transactions that impact the comparability of our 2025 and 2024 results of operations, the most notable of which is the Formula E Acquisition on October 2, 2024. For further information, see note 4 to our condensed consolidated financial statements.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results, as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended March 31, 2025 was to the euro, as substantially all of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each of our consolidated and nonconsolidated reportable segment’s results of operations, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the VodafoneZiggo JV. We account for our 50% interest in both the VMO2 JV and the VodafoneZiggo JV as an equity method investment and as such, our share of the operating results of the VMO2 JV and the VodafoneZiggo JV is included in share of results of affiliates, net, in our condensed consolidated statements of operations. The noncontrolling owners’ interests at Telenet and Formula E are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

General

Telenet, VM Ireland, the VMO2 JV and the VodafoneZiggo JV derive their revenue primarily from residential and B2B communications services. For detailed information regarding the composition of our reportable segments, our “all other category” and how we define and categorize our revenue components, see note 16 to our condensed consolidated financial statements. For information regarding the results of operations of the VMO2 JV and the VodafoneZiggo JV, refer to Discussion and Analysis of our Consolidated Operating Results — Share of results of affiliates, net below.

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segments for the three months ended March 31, 2025, as compared to the corresponding period in 2024. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) with respect to our consolidated reportable segments, the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our reportable segments for the three months ended March 31, 2025 and 2024 at the end of this section.

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

The following table provides a reconciliation of earnings (loss) from continuing operations to total consolidated Adjusted EBITDA:

	Three months ended March 31,
	2025	2024
	in millions

Earnings (loss) from continuing operations	$(1,323.3)	$634.5
Income tax expense (benefit)	(70.0)	42.8
Other income, net	(19.4)	(36.4)
Share of results of affiliates, net	148.0	7.0
Losses on debt extinguishment, net	8.0	—
Realized and unrealized gains due to changes in fair values of certain investments, net	(55.8)	(113.1)
Foreign currency transaction losses (gains), net	1,081.0	(559.3)
Realized and unrealized losses (gains) on derivative instruments, net	164.7	(133.3)
Interest expense	127.5	145.5
Operating income (loss)	60.7	(12.3)
Impairment, restructuring and other operating items, net	(1.7)	33.6
Depreciation and amortization	232.2	222.7
Share-based compensation expense	33.4	39.0
Total consolidated Adjusted EBITDA	$324.6	$283.0

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$759.7	$762.6	$(2.9)	(0.4)	$20.4	2.7
VM Ireland	115.8	123.0	(7.2)	(5.9)	(3.6)	(2.9)
Total consolidated reportable segments	875.5	885.6	(10.1)	(1.1)
Plus: all other category	331.1	269.8	61.3	22.7
Less: elimination of intercompany consolidated revenue	(35.4)	(64.1)	28.7	N.M.
Total consolidated	$1,171.2	$1,091.3	$79.9	7.3	$(14.5)	(1.2)

VMO2 JV	$3,126.3	$3,282.8	$(156.5)	(4.8)
VodafoneZiggo JV	$1,052.0	$1,114.0	$(62.0)	(5.6)
_______________

N.M. — Not Meaningful.

Telenet. The details of the decrease in Telenet’s revenue during the three months ended March 31, 2025, as compared to the corresponding period in 2024, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(7.4)	$—	$(7.4)
ARPU	10.3	—	10.3
Increase in residential fixed non-subscription revenue	—	2.6	2.6
Total increase in residential fixed revenue	2.9	2.6	5.5
Decrease in residential mobile revenue (a)	(1.8)	(8.7)	(10.5)
Increase (decrease) in B2B revenue (b)	(0.1)	3.8	3.7
Increase in other revenue (c)	—	21.7	21.7
Total organic increase	1.0	19.4	20.4
Impact of FX	(16.8)	(6.5)	(23.3)
Total	$(15.8)	$12.9	$(2.9)
_____________

(a)The decrease in residential mobile non-subscription revenue is primarily attributable to (i) lower revenue from handset sales and (ii) a decrease in interconnect revenue.
(b)The increase in B2B non-subscription revenue is primarily due to (i) higher revenue from equipment sales and (ii) an increase in revenue from wholesale services.

(c)The increase in other revenue is primarily attributable to higher broadcasting revenue.

VM Ireland. The details of the decrease in VM Ireland’s revenue during the three months ended March 31, 2025, as compared to the corresponding period in 2024, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(2.0)	$—	$(2.0)
ARPU	(1.3)	—	(1.3)
Decrease in residential fixed non-subscription revenue	—	(0.1)	(0.1)
Total decrease in residential fixed revenue	(3.3)	(0.1)	(3.4)
Decrease in residential mobile revenue	(0.5)	(0.2)	(0.7)
Increase in B2B revenue	—	0.9	0.9
Decrease in other revenue	—	(0.4)	(0.4)
Total organic increase (decrease)	(3.8)	0.2	(3.6)
Impact of FX	(2.6)	(1.0)	(3.6)
Total	$(6.4)	$(0.8)	$(7.2)

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$301.6	$308.4	$(6.8)	(2.2)	$2.5	0.8
VM Ireland	37.2	40.0	(2.8)	(7.0)	(1.6)	(4.1)
Total consolidated reportable segments	338.8	348.4	(9.6)	(2.8)
Plus: all other category	(4.2)	(30.7)	26.5	86.3
Less: elimination of intercompany consolidated Adjusted EBITDA	(10.0)	(34.7)	24.7	N.M.
Total consolidated	$324.6	$283.0	$41.6	14.7	$14.9	5.1

VMO2 JV	$1,073.4	$1,073.6	$(0.2)	—
VodafoneZiggo JV	$463.1	$519.0	$(55.9)	(10.8)
_______________

N.M. — Not Meaningful.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2025	2024

Telenet	39.7%	40.4%
VM Ireland	32.1%	32.5%

VMO2 JV	34.3%	32.7%
VodafoneZiggo JV	44.0%	46.6%

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

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, see Discussion and Analysis of our Reportable Segments above.
Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$218.4	$219.5	$(1.1)	(0.5)	$5.8	2.6
Video	144.1	149.9	(5.8)	(3.9)	(1.4)	(0.9)
Fixed-line telephony	44.3	50.7	(6.4)	(12.6)	(4.8)	(9.5)
Total subscription revenue	406.8	420.1	(13.3)	(3.2)	(0.4)	(0.1)
Non-subscription revenue	5.1	3.4	1.7	50.0	2.6	76.5
Total residential fixed revenue	411.9	423.5	(11.6)	(2.7)	2.2	0.5
Residential mobile revenue (c):
Subscription revenue (b)	115.7	121.7	(6.0)	(4.9)	(2.3)	(1.9)
Non-subscription revenue	36.2	46.4	(10.2)	(22.0)	(8.9)	(19.2)
Total residential mobile revenue	151.9	168.1	(16.2)	(9.6)	(11.2)	(6.7)
Total residential revenue	563.8	591.6	(27.8)	(4.7)	(9.0)	(1.5)
B2B revenue (d):
Subscription revenue	103.8	107.0	(3.2)	(3.0)	(0.1)	(0.1)
Non-subscription revenue	103.2	100.3	2.9	2.9	5.3	5.3
Total B2B revenue	207.0	207.3	(0.3)	(0.1)	5.2	2.5
Other revenue (e)	400.4	292.4	108.0	36.9	(10.7)	(2.8)
Total	$1,171.2	$1,091.3	$79.9	7.3	$(14.5)	(1.2)
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $8.3 million and $11.9 million during the three months ended March 31, 2025 and 2024, respectively.

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

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the Sunrise Services and the NL JV Services, (ii) broadcasting revenue at Telenet and VM Ireland, (iii) revenue at Formula E and (iv) revenue earned from the sale of CPE to the VMO2 JV and the VodafoneZiggo JV.

Total revenue. Our consolidated revenue increased $79.9 million or 7.3% during the three months ended March 31, 2025, as compared to the corresponding period in 2024. This increase includes an increase of $84.2 million attributable to the impact of the Formula E Acquisition and an increase of $49.6 million attributable to the Sunrise Services provided in connection with the Spin-off. On an organic basis, our consolidated revenue decreased $14.5 million or 1.2%.

Residential revenue. The details of the decrease in our consolidated residential revenue during the three months ended March 31, 2025, as compared to the corresponding period in 2024, are as follows (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(10.1)
ARPU	9.7
Increase in residential fixed non-subscription revenue	2.6
Total increase in residential fixed revenue	2.2
Decrease in residential mobile subscription revenue	(2.3)
Decrease in residential mobile non-subscription revenue	(8.9)
Total organic decrease in residential revenue	(9.0)
Impact of FX	(18.8)
Total decrease in residential revenue	$(27.8)

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $8.9 million or 19.2% during the three months ended March 31, 2025, as compared to the corresponding period in 2024, primarily due to a decrease at Telenet.

B2B revenue. On an organic basis, our consolidated B2B non-subscription revenue increased $5.3 million or 5.3% during the three months ended March 31, 2025, as compared to the corresponding period in 2024, primarily due to an increase at Telenet.

Other revenue. On an organic basis, our consolidated other revenue decreased $10.7 million or 2.8% during the three months ended March 31, 2025, as compared to the corresponding period in 2024, primarily due to lower revenue earned from the sale of CPE to the VMO2 JV and the VodafoneZiggo JV.

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

The details of our programming and other direct costs of services are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$202.1	$198.6	$3.5	1.8	$9.6	4.8
VM Ireland	34.1	37.4	(3.3)	(8.8)	(2.3)	(6.1)
Total consolidated reportable segments	236.2	236.0	0.2	0.1
Plus: all other category	180.7	178.5	2.2	1.2
Less: elimination of intercompany consolidated programming and other direct costs of services	(13.5)	(20.0)	6.5	N.M.
Total consolidated	$403.4	$394.5	$8.9	2.3	$(33.5)	(7.6)%
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $8.9 million or 2.3% during the three months ended March 31, 2025, as compared to the corresponding period in 2024. This increase includes an increase of $43.9 million attributable to the impact of the Formula E Acquisition. On an organic basis, our programming and other direct costs of services decreased $33.5 million or 7.6%. This decrease includes the following factors:

•A decrease in costs of $22.9 million related to lower sales of CPE to the VMO2 JV;

•A decrease in costs of $18.1 million related to lower sales of CPE to the VodafoneZiggo JV;

•An increase in programming and copyright costs of $13.1 million or 8.7%, primarily attributable to higher costs for certain content at Telenet;

•A decrease in interconnect and access costs of $4.4 million or 17.6%, primarily due to lower interconnect and mobile roaming costs at Telenet; and

•A decrease in mobile handset and other device costs of $3.9 million or 1.2%, primarily due to lower sales volumes at Telenet.

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

The details of our other operating expenses are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$130.7	$135.0	$(4.3)	(3.2)	$(0.3)	(0.2)
VM Ireland	32.3	30.8	1.5	4.9	2.5	8.1
Total consolidated reportable segments	163.0	165.8	(2.8)	(1.7)
Plus: all other category	35.0	27.6	7.4	26.8
Less: elimination of intercompany consolidated other operating expenses	(9.7)	(7.9)	(1.8)	N.M.
Total consolidated (excluding share-based compensation expense)	188.3	185.5	2.8	1.5	$3.6	1.9
Share-based compensation expense	2.9	4.6	(1.7)	(37.0)
Total	$191.2	$190.1	$1.1	0.6
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) increased $2.8 million or 1.5% during the three months ended March 31, 2025, as compared to the corresponding period in 2024. On an organic basis, our other operating expenses increased $3.6 million or 1.9%. This increase includes the following factors:

•An increase in personnel costs of $4.4 million or 7.6%, primarily due to higher average costs per employee at Telenet;

•An increase in service delivery platform costs of $2.3 million or 42.7%, primarily related to higher CPE software costs; and

•An increase in core network and information technology-related costs of $2.0 million or 12.8%, primarily due to the net effect of (i) higher information technology-related costs, including increases at Telenet and VM Ireland, and (ii) lower leased bandwidth costs at Telenet.

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

The details of our SG&A expenses are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$125.3	$120.6	$4.7	3.9	$8.7	7.2
VM Ireland	12.2	14.8	(2.6)	(17.6)	(2.2)	(14.9)
Total consolidated reportable segments	137.5	135.4	2.1	1.6
Plus: all other category	119.6	94.4	25.2	26.7
Less: elimination of intercompany consolidated SG&A expenses	(2.2)	(1.5)	(0.7)	N.M.
Total consolidated (excluding share-based compensation expense)	254.9	228.3	26.6	11.7	$0.9	0.3
Share-based compensation expense	30.5	34.4	(3.9)	(11.3)
Total	$285.4	$262.7	$22.7	8.6
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

General and administrative (a)	$186.2	$157.2	$29.0	18.4	$1.1	0.6
External sales and marketing	68.7	71.1	(2.4)	(3.4)	(0.2)	(0.3)
Total	$254.9	$228.3	$26.6	11.7	$0.9	0.3
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $26.6 million or 11.7% during the three months ended March 31, 2025, as compared to the corresponding period in 2024. This increase includes an increase of $32.2 million attributable to the impact of the Formula E Acquisition. On an organic basis, our SG&A expenses increased $0.9 million or 0.3%.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2025	2024
	in millions

Liberty Global (a):
Non-performance based incentive awards	$21.8	$28.3
Performance based incentive awards	5.5	2.1
Other (b)	6.1	7.4
Total Liberty Global	33.4	37.8
Other	—	1.2
Total	$33.4	$39.0
Included in:
Other operating expense	$2.9	$4.6
SG&A expense	30.5	34.4
Total	$33.4	$39.0
_______________

(a)Amounts include share-based compensation expense related to certain Telenet Replacement Awards.

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

Depreciation and amortization expense

Our depreciation and amortization expense was $232.2 million and $222.7 million for the three months ended March 31, 2025 and 2024, respectively. Excluding the effects of FX, depreciation and amortization expense increased $16.2 million or 7.3% during the three months ended March 31, 2025, as compared to the corresponding period in 2024. This increase is primarily due to the net effect of (i) a decrease associated with certain assets becoming fully depreciated, primarily at Telenet, and (ii) an increase associated with property and equipment additions related to the installation of CPE, the expansion and upgrade of our networks and other capital initiatives, primarily at Telenet and VM Ireland.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of ($1.7 million) and $33.6 million during the three months ended March 31, 2025 and 2024, respectively.

The amount for the 2024 period includes (i) a provision for legal contingencies of $17.5 million and (ii) restructuring costs of $15.2 million.

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

Interest expense

We recognized interest expense of $127.5 million and $145.5 million during the three months ended March 31, 2025 and 2024, respectively. Excluding the effects of FX, interest expense decreased $13.9 million or 9.6% during the three months ended March 31, 2025, as compared to the corresponding period in 2024. This decrease is primarily attributable to a lower weighted average interest rate, partially offset by a higher average outstanding debt balance. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended March 31,
	2025	2024
	in millions

Cross-currency and interest rate derivative contracts (a)	$(110.7)	$177.1
Equity-related derivative instruments (b)	(49.2)	(43.5)
Foreign currency forward and option contracts	(4.7)	(0.3)
Other	(0.1)	—
Total	$(164.7)	$133.3
_______________

(a)The loss for the 2025 period is primarily attributable to the net effect of (i) a net loss associated with changes in the relative value of certain currencies and (ii) a net gain associated with changes in certain market interest rates. In addition, the loss for the 2025 period includes a net gain of $4.2 million resulting from changes in our credit risk valuation adjustments. The gain for the 2024 period is attributable to net gains associated with changes in (a) the relative value of certain currencies and (b) certain market interest rates. In addition, the gain for the 2024 period includes a net loss of $3.3 million resulting from changes in our credit risk valuation adjustments.

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

	Three months ended March 31,
	2025	2024
	in millions

Intercompany balances denominated in a currency other than the entity’s functional currency (a)	$(1,226.7)	$635.8
U.S. dollar-denominated debt issued by euro functional currency entities	145.8	(82.0)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(0.2)	5.1
Other	0.1	0.4
Total	$(1,081.0)	$559.3
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

	Three months ended March 31,
	2025	2024
	in millions

Vodafone	$63.7	$48.2
ITV	36.7	50.0
Televisa Univision	(14.0)	9.5
EdgeConneX	(11.3)	71.8
SMAs	(3.3)	19.3
Aviatrix	0.2	(14.3)
Lacework (a)	—	(67.6)
Other, net	(16.2)	(3.8)
Total	$55.8	$113.1
______________

(a)We completed the sale of our investment in Lacework during the third quarter of 2024.

Losses on debt extinguishment, net

We recognized a net loss on debt extinguishment of $8.0 million during the three months ended March 31, 2025 related to the write-off of unamortized deferred financing costs and discounts. For additional information, see note 9 to our condensed consolidated financial statements.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2025	2024
	in millions

VMO2 JV (a)	$(86.6)	$0.7
VodafoneZiggo JV (b)	(22.6)	6.6
AtlasEdge JV	(16.0)	(9.1)
nexfibre JV	(12.6)	12.4
Formula E (c)	—	(4.5)
All3Media (d)	—	(10.1)
Other, net	(10.2)	(3.0)
Total	$(148.0)	$(7.0)
_______________

(a)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) for the 2024 period, 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees who were formerly employees of Liberty Global prior to the VMO2 JV formation, as these awards remain our responsibility. The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended March 31,
	2025	2024
	in millions

Revenue	$3,126.3	$3,282.8
Adjusted EBITDA	$1,073.4	$1,073.6
Operating income	$140.1	$228.8
Non-operating expense (1)	$(352.3)	$(185.7)
Net earnings (loss)	$(165.8)	$22.7
    _______________

(1)Includes interest expense of $389.6 million and $417.9 million, in the respective periods shown.

The change in the VMO2 JV’s revenue during the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to the net effect of (i) a decrease in other revenue related to lower construction revenue from the nexfibre JV, (ii) an increase in residential fixed revenue due to higher ARPU and (iii) a decrease in mobile revenue due to lower handset sales, with each revenue category as defined and reported by the VMO2 JV. The change in the VMO2 JV’s Adjusted EBITDA during the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to the net effect of (a) the aforementioned change in revenue, (b) cost efficiencies and (c) a decrease in the nexfibre JV construction impact to Adjusted EBITDA. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(b)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $13.3 million and $13.8 million in the respective periods shown, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2025	2024
	in millions

Revenue	$1,052.0	$1,114.0
Adjusted EBITDA	$463.1	$519.0
Operating income	$17.8	$104.2
Non-operating expense (1)	$(106.8)	$(129.7)
Net loss	$(70.5)	$(13.6)
    _______________

(1)Includes interest expense of $187.7 million and $206.4 million, in the respective periods shown.

The change in the VodafoneZiggo JV’s revenue during the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to the net effect of (i) a decrease in residential fixed revenue, (ii) a decrease in mobile revenue and (iii) an increase in B2B fixed revenue. The change in the VodafoneZiggo JV’s Adjusted EBITDA during the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to the net effect of (a) the aforementioned change in revenue, (b) higher programming costs, (c) an increase in labor costs, (d) cost control measures in customer service, IT and procurement and (e) lower energy costs. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(c)Includes our share of results of Formula E prior to the Formula E Acquisition Date.

(d)We completed the sale of our investment in All3Media during the second quarter of 2024.

Other income, net

We recognized other income, net, of $19.4 million and $36.4 million during the three months ended March 31, 2025 and 2024, respectively. These amounts include interest and dividend income of $18.4 million and $36.3 million, respectively.

Income tax benefit (expense)

We recognized income tax benefit (expense) of $70.0 million and ($42.8 million) during the three months ended March 31, 2025 and 2024, respectively.

The income tax benefit during the three months ended March 31, 2025 differs from the expected income tax benefit of $209.0 million (based on the Bermuda statutory income tax rate of 15.0%), primarily due to the net negative impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates. The net negative impact of these items was partially offset by the net positive impact of (a) statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory income tax rate and (b) a net decrease in valuation allowances.

The income tax expense during the three months ended March 31, 2024 differs from the expected income tax expense of $169.3 million (based on the U.K. statutory income tax rate of 25.0%), primarily due to the net positive impact of non-deductible or non-taxable foreign currency exchange results, partially offset by the net negative impact of certain permanent differences between the financial and tax accounting treatment of interest and other expenses.

For additional information concerning our income taxes, see note 11 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended March 31, 2025 and 2024, we reported earnings (loss) from continuing operations of ($1,323.3 million) and $634.5 million, respectively, consisting of (i) operating income (loss) of $60.7 million and ($12.3 million), respectively, (ii) net non-operating income (expense) of ($1,454.0 million) and $689.6 million, respectively, and (iii) income tax benefit (expense) of $70.0 million and ($42.8 million), respectively.

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

Loss from discontinued operations, net of taxes

We reported loss from discontinued operations, net of taxes, of $107.5 million during the three months ended March 31, 2024 related to the operations of the Sunrise Entities. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests was $14.0 million and $17.0 million during the three months ended March 31, 2025 and 2024, respectively, attributable to certain noncontrolling interests at Telenet and Formula E.

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

Cash, cash equivalents and SMAs

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents and investments held under SMAs at March 31, 2025 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$0.5
Unrestricted subsidiaries (b)	849.3
Total Liberty Global and unrestricted subsidiaries	849.8
Borrowing groups (c):
Telenet	1,119.9
VM Ireland	12.9
Total borrowing groups	1,132.8
Total cash and cash equivalents (d)	1,982.6
Investments held under SMAs (e)	77.9
Total cash and cash equivalents and investments held under SMAs	$2,060.5
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.
(d)The total cash and cash equivalents balance includes $1,214.3 million or 61.2% and $742.0 million or 37.4% denominated in euros and U.S. dollars, respectively.

(e)The balance of our investments held under SMAs is held by unrestricted subsidiaries of Liberty Global and includes $69.7 million or 89.5% denominated in U.S. dollars.
For additional information regarding our cash and cash equivalents and investments held under SMAs, see the discussion under Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Cash and Investments below.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $0.5 million of cash held by Liberty Global and, subject to certain tax and legal considerations, the $849.3 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $77.9 million of investments held under SMAs, represented available liquidity at the corporate level at March 31, 2025. Our remaining cash and cash equivalents of $1,132.8 million at March 31, 2025 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at March 31, 2025, see note 9 to our condensed consolidated financial statements.

Our short-term sources of corporate liquidity include (i) readily available assets, such as (a) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, and (b) investments held under SMAs, and (ii) funds derived from other items, such as (a) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments, including dividend distributions received from the VMO2 JV or the VodafoneZiggo JV, (b) cash received with respect to transitional and other services provided to various third parties and affiliates and (c) interest received with respect to the VodafoneZiggo JV Receivables.

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

At March 31, 2025, our consolidated cash and cash equivalents included $1,982.1 million held by entities that are domiciled outside of Bermuda. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

During the three months ended March 31, 2025, the aggregate amount of our share repurchases, including direct acquisition costs, was $38.8 million. Under our current share repurchase program, we are authorized during 2025 to repurchase up to 10% of our total outstanding shares as of December 31, 2024. For additional information regarding our share repurchase programs, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at March 31, 2025, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our March 31, 2025 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) purchase obligations associated with CPE and certain service-related commitments, (b) programming, studio output and sports rights contracts and (c) certain operating costs associated with our networks. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, a significant portion of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 15 to our condensed consolidated financial statements.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global Ltd. Our credit facilities and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At March 31, 2025, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At March 31, 2025, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $9.4 billion, including $1.1 billion that is classified as current on our condensed consolidated balance sheet and $3.0 billion that is not due until 2029 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2025.

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

Summary. The condensed consolidated statements of cash flows of our continuing operations for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three months ended March 31,
	2025	2024	Change
	in millions

Net cash provided by operating activities	$129.2	$91.3	$37.9
Net cash provided (used) by investing activities	52.5	(63.9)	116.4
Net cash used by financing activities	(66.2)	(240.7)	174.5
Effect of exchange rate changes on cash and cash equivalents and restricted cash	50.8	(24.0)	74.8
Net increase (decrease) in cash and cash equivalents and restricted cash	$166.3	$(237.3)	$403.6

Operating Activities. The increase in net cash provided by operating activities is primarily attributable to the net effect of (i) an increase in cash provided by our Adjusted EBITDA and related working capital items, (ii) an increase in cash provided due to lower payments for taxes, (iii) a decrease in cash provided due to lower receipts of interest and (iv) a decrease in cash provided due to lower net cash receipts related to derivative instruments. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The change in net cash provided (used) by investing activities is primarily attributable to an increase in cash of $134.5 million associated with higher net cash received from the sale of our investments held under SMAs.

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

	Three months ended March 31,
	2025	2024
	in millions

Property and equipment additions	$285.6	$221.0
Assets acquired under capital-related vendor financing arrangements	(20.6)	(30.6)
Assets acquired under finance leases	—	(0.5)
Changes in current liabilities related to capital expenditures	(21.7)	16.2
Capital expenditures, net	$243.3	$206.1

The increase in our property and equipment additions during the three months ended March 31, 2025, as compared to the corresponding period in 2024, is primarily due to an increase in local currency expenditures of our subsidiaries primarily due to the net effect of (i) an increase in new build and upgrade projects and (ii) a decrease in expenditures to support new customer products and operational efficiency initiatives.

Financing Activities. The decrease in net cash used by financing activities is primarily attributable to a decrease in cash used of $138.4 million due to lower repurchases of Liberty Global common shares.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by operating activities of our continuing operations, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our condensed consolidated statements of cash flows, with each item excluding any cash provided or used by our discontinued operations. Net cash provided by operating activities of our continuing operations includes cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions of $0.8 million and $5.2 million during the three months ended March 31, 2025 and 2024, respectively.

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

The following table provides the details of our adjusted free cash flow:

	Three months ended March 31,
	2025	2024
	in millions

Net cash provided by operating activities of our continuing operations	$129.2	$91.3
Operating-related vendor financing additions (a)	71.2	97.4
Cash capital expenditures, net	(243.3)	(206.1)
Principal payments on operating-related vendor financing	(86.4)	(101.0)
Principal payments on capital-related vendor financing	(10.0)	(32.5)
Principal payments on finance leases	(1.9)	(0.9)
Adjusted free cash flow	$(141.2)	$(151.8)
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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2024 10-K. The following discussion updates selected numerical information to March 31, 2025.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2025.

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At March 31, 2025, $1,214.3 million or 61.2% and $742.0 million or 37.4% of our consolidated cash balance was denominated in euros and U.S. dollars, respectively, and $69.7 million or 89.5% of our consolidated balance of investments held under SMAs was denominated in U.S. dollars.

We are exposed to market price fluctuations related to our investment in Vodafone shares, which had an aggregate value of $1,256.2 million at March 31, 2025. Our exposure to market risk is limited for our Vodafone shares, all which are held through the Vodafone Collar. For information regarding the Vodafone Collar, Vodafone Collar Loan and our investment in Vodafone shares, see note 5 to our condensed consolidated financial statements.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	March 31, 2025	December 31, 2024

Spot rates:
Euro	0.9249	0.9663
British pound sterling	0.7747	0.7988

	Three months ended March 31,
	2025	2024

Average rates:
Euro	0.9501	0.9211
British pound sterling	0.7936	0.7886

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

We use benchmark interest rates to set floating rates on our debt and derivative instruments. For USD, these reference the Secured Overnight Financing Rate administered by the Federal Reserve Bank of New York or Term SOFR administered by CME Group Benchmark Administration Limited. For EUR, these reference EURIBOR administered by the European Money Markets Institute. For GBP, these reference the Sterling Overnight Index Average administered by the Bank of England.

Weighted Average Variable Interest Rate. At March 31, 2025, the outstanding principal amount of our variable-rate indebtedness aggregated $6.4 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 5.6%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $32.0 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2025:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €297 million ($321 million); and

(ii)an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €84 million ($91 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €86 million ($93 million).

Vodafone Collar

Holding all other factors constant, at March 31, 2025, an instantaneous increase of 10% in the per share market price of Vodafone’s ordinary shares would have decreased the fair value of the Vodafone Collar by approximately €70 million ($75 million) and, conversely, a decrease of 10% would have increased the fair value by approximately €79 million ($85 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of March 31, 2025. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2025
		2026	2027	2028	2029	2030	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(68.9)	$(59.0)	$(107.4)	$(79.0)	$(21.9)	$0.9	$0.2	$(335.1)
Principal-related (b)	(45.6)	—	—	(87.7)	—	—	—	(133.3)
Other (c)	36.7	137.3	0.1	—	—	—	—	174.1
Total	$(77.8)	$78.3	$(107.3)	$(166.7)	$(21.9)	$0.9	$0.2	$(294.3)
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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2025. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of March 31, 2025 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2025 through January 31, 2025:
Class A	—	$—	—	(b)
Class C	—	$—	—	(b)
February 1, 2025 through February 28, 2025:
Class A	—	$—	—	(b)
Class C	600,000	$12.08	600,000	(b)
March 1, 2025 through March 31, 2025:
Class A	—	$—	—	(b)
Class C	2,597,997	$12.14	2,597,997	(b)
Total — January 1, 2025 through March 31, 2025:
Class A	—	$—	—	(b)
Class C	3,197,997	$12.13	3,197,997	(b)
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)Under our current share repurchase program, we are authorized during 2025 to repurchase up to 10% of our total outstanding shares as of December 31, 2024. As of March 31, 2025, the remaining number of our Class A and/or Class C common shares that we are authorized to repurchase during 2025 was 31.7 million. Based on the average of the respective closing share prices as of March 31, 2025, this would equate to additional share repurchases during the remainder of 2025 of approximately $372.2 million. However, the actual U.S. dollar amount of our share repurchases during the remainder of 2025 will be determined by the actual transaction date share prices during the year and could differ significantly from this amount. For additional information, see note 12 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 5.OTHER INFORMATION

During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

10 — Material Contracts:

10.1	Form of 2025 Restricted Share Units Agreement under the Liberty Global 2023 Incentive Plan*
10.2	Form of 2025 Restricted Share Units Agreement (SHIP) under the Liberty Global 2023 Incentive Plan*
10.3	Form of 2025 Performance Share Units Agreements under the Liberty Global 2023 Incentive Plan*
10.4	Second Amended and Restated Employment Agreement dated as of April 7, 2025, by and among Liberty Global Holdings Ltd., Liberty Global, Inc. and Michael T. Fries*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Chief Financial Officer*

32 — Section 1350 Certification**

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
_______________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL LTD.

Dated:	May 2, 2025	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 2, 2025	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer