Form 10-Q
period 2025-06-30
Liberty Global Ltd.
filed 2025-08-01
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding common shares of Liberty Global Ltd. as of July 25, 2025 was: 174,354,669 class A common shares, 12,968,658 class B common shares and 153,409,396 class C common shares.

LIBERTY GLOBAL LTD.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2025	December 31, 2024
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,816.5	$1,816.3
Trade receivables, net (note 3)	570.3	449.8
Short-term investments (measured at fair value on a recurring basis) (note 5)	1,328.1	335.6
Derivative instruments (note 6)	211.7	287.0
Other current assets (notes 3 and 5)	502.3	411.6
Total current assets	4,428.9	3,300.3
Investments and related notes receivable (including $1,930.0 million and $2,907.7 million, respectively, measured at fair value on a recurring basis) (note 5)	11,226.5	11,688.0
Property and equipment, net (notes 8 and 10)	5,091.6	4,326.0
Goodwill (note 8)	3,601.0	3,152.6
Intangible assets subject to amortization, net (note 8)	1,423.2	1,290.4
Other assets, net (notes 3, 6 and 10)	1,395.9	1,682.4
Total assets	$27,167.1	$25,439.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2025	December 31, 2024
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$454.5	$371.2
Deferred revenue (note 3)	253.6	285.3
Current portion of debt and finance lease obligations (notes 9 and 10)	1,990.5	898.5
Accrued capital expenditures	278.2	226.5
Accrued income taxes	114.4	272.5
Other accrued and current liabilities (notes 6 and 10)	1,252.5	1,079.9
Total current liabilities	4,343.7	3,133.9
Long-term debt and finance lease obligations (notes 9 and 10)	7,805.0	8,202.5
Long-term operating lease liabilities (note 10)	740.3	677.5
Other long-term liabilities (notes 3 and 6)	1,073.1	881.5
Total liabilities	13,962.1	12,895.4

Commitments and contingencies (notes 6, 9, 10, 11 and 15)

Equity (note 12):
Liberty Global shareholders:
Class A common shares, $0.01 nominal value. Issued and outstanding 174,353,470 and 173,046,371 shares, respectively	1.7	1.7
Class B common shares, $0.01 nominal value. Issued and outstanding 12,968,658 and 12,968,658 shares, respectively	0.1	0.1
Class C common shares, $0.01 nominal value. Issued and outstanding 155,157,101 and 162,710,787 shares, respectively	1.5	1.6
Additional paid-in capital	734.5	777.0
Accumulated earnings	8,112.4	12,242.6
Accumulated other comprehensive earnings (loss), net of taxes	4,143.9	(657.0)
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	12,994.0	12,365.9
Noncontrolling interests	211.0	178.4
Total equity	13,205.0	12,544.3
Total liabilities and equity	$27,167.1	$25,439.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions, except per share amounts

Revenue (notes 3, 4, 5 and 16)	$1,269.1	$1,057.9	$2,440.3	$2,149.2
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 10)	465.3	336.4	868.7	730.9
Other operating (notes 10 and 13)	212.6	181.8	408.6	371.9
Selling, general and administrative (SG&A) (notes 10 and 13)	305.3	285.5	585.9	548.2
Depreciation and amortization	250.8	282.7	483.0	505.4
Impairment, restructuring and other operating items, net (note 10)	5.5	4.5	3.8	38.1
	1,239.5	1,090.9	2,350.0	2,194.5
Operating income (loss)	29.6	(33.0)	90.3	(45.3)
Non-operating income (expense):
Interest expense	(129.5)	(144.4)	(257.0)	(289.9)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	(406.0)	91.2	(570.7)	224.5
Foreign currency transaction gains (losses), net	(2,089.9)	173.5	(3,170.9)	732.8
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (notes 5 and 7)	55.3	(29.8)	111.1	83.3
Losses on debt extinguishment, net (note 9)	(0.9)	—	(8.9)	—
Share of results of affiliates, net (note 5)	(264.6)	(24.6)	(412.6)	(31.6)
Gain on sale of All3Media (note 5)	—	242.9	—	242.9
Other income, net	33.1	76.5	52.5	112.9
	(2,802.5)	385.3	(4,256.5)	1,074.9
Earnings (loss) from continuing operations before income taxes	(2,772.9)	352.3	(4,166.2)	1,029.6
Income tax benefit (expense) (note 11)	(0.9)	(28.2)	69.1	(71.0)
Earnings (loss) from continuing operations	(2,773.8)	324.1	(4,097.1)	958.6
Loss from discontinued operations, net of taxes (note 4)	—	(48.9)	—	(156.4)
Net earnings (loss)	(2,773.8)	275.2	(4,097.1)	802.2
Net earnings attributable to noncontrolling interests	(19.1)	(7.1)	(33.1)	(24.1)
Net earnings (loss) attributable to Liberty Global shareholders	$(2,792.9)	$268.1	$(4,130.2)	$778.1

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$(8.09)	$0.85	$(11.91)	$2.50
Discontinued operations (note 4)	—	(0.13)	—	(0.42)
	$(8.09)	$0.72	$(11.91)	$2.08
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 14):
Continuing operations	$(8.09)	$0.84	$(11.91)	$2.45
Discontinued operations (note 4)	—	(0.13)	—	(0.41)
	$(8.09)	$0.71	$(11.91)	$2.04
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Net earnings (loss)	$(2,773.8)	$275.2	$(4,097.1)	$802.2
Other comprehensive earnings (loss), net of taxes:
Continuing operations:
Foreign currency translation adjustments	3,174.4	(416.4)	4,801.4	(1,455.7)
Reclassification adjustment included in net earnings (loss)	—	—	—	(0.8)
Pension-related adjustments and other	4.6	(0.1)	(0.5)	1.7
Other comprehensive earnings (loss) from continuing operations	3,179.0	(416.5)	4,800.9	(1,454.8)
Other comprehensive earnings from discontinued operations (note 4)	—	218.0	—	229.9
Other comprehensive earnings (loss)	3,179.0	(198.5)	4,800.9	(1,224.9)
Comprehensive earnings (loss)	405.2	76.7	703.8	(422.7)
Comprehensive earnings attributable to noncontrolling interests	(19.1)	(7.0)	(33.1)	(24.6)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$386.1	$69.7	$670.7	$(447.3)
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

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2025	$1.7	$0.1	$1.6	$777.0	$12,242.6	$(657.0)	$(0.1)	$12,365.9	$178.4	$12,544.3
Net loss	—	—	—	—	(1,337.3)	—	—	(1,337.3)	14.0	(1,323.3)
Other comprehensive earnings, net of taxes	—	—	—	—	—	1,621.9	—	1,621.9	—	1,621.9
Repurchases and cancellations of Liberty Global common shares (note 12)	—	—	—	(38.8)	—	—	—	(38.8)	—	(38.8)
Share-based compensation (note 13)	—	—	—	26.6	—	—	—	26.6	—	26.6
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	10.5	—	—	—	10.5	0.1	10.6
Balance at March 31, 2025	1.7	0.1	1.6	775.3	10,905.3	964.9	(0.1)	12,648.8	192.5	12,841.3
Net loss	—	—	—	—	(2,792.9)	—	—	(2,792.9)	19.1	(2,773.8)
Other comprehensive earnings, net of taxes	—	—	—	—	—	3,179.0	—	3,179.0	—	3,179.0
Repurchases and cancellations of Liberty Global common shares (note 12)	—	—	(0.1)	(64.1)	—	—	—	(64.2)	—	(64.2)
Share-based compensation (note 13)	—	—	—	34.3	—	—	—	34.3	—	34.3
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(11.0)	—	—	—	(11.0)	(0.6)	(11.6)
Balance at June 30, 2025	$1.7	$0.1	$1.5	$734.5	$8,112.4	$4,143.9	$(0.1)	$12,994.0	$211.0	$13,205.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2025	2024
	in millions

Cash flows from operating activities:
Net earnings (loss)	$(4,097.1)	$802.2
Loss from discontinued operations	—	(156.4)
Earnings (loss) from continuing operations	(4,097.1)	958.6
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	82.8	82.4
Depreciation and amortization	483.0	505.4
Impairment, restructuring and other operating items, net	3.8	38.1
Amortization of deferred financing costs and non-cash interest	33.0	32.2
Realized and unrealized losses (gains) on derivative instruments, net	570.7	(224.5)
Foreign currency transaction losses (gains), net	3,170.9	(732.8)
Realized and unrealized gains due to changes in fair values of certain investments, net	(111.1)	(83.3)
Losses on debt extinguishment, net	8.9	—
Share of results of affiliates, net	412.6	31.6
Deferred income tax expense (benefit)	(126.5)	12.1
Gain on sale of All3Media	—	(242.9)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(152.6)	(31.9)
Net cash provided by operating activities of continuing operations	278.4	345.0
Net cash provided by operating activities of discontinued operations	—	446.8
Net cash provided by operating activities	$278.4	$791.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended June 30,
	2025	2024
	in millions

Cash flows from investing activities:
Cash received from the sale of investments	$796.1	$2,319.0
Capital expenditures, net	(562.6)	(391.1)
Cash paid for investments	(491.4)	(1,755.6)
Cash received in connection with the sale of All3Media	—	411.7
Other investing activities, net	11.0	(16.2)
Net cash provided (used) by investing activities of continuing operations	(246.9)	567.8
Net cash used by investing activities of discontinued operations	—	(257.1)
Net cash provided (used) by investing activities	(246.9)	310.7

Cash flows from financing activities:
Borrowings of debt	562.7	3.1
Operating-related vendor financing additions	151.6	170.6
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(658.8)	(7.2)
Principal payments on operating-related vendor financing	(176.6)	(162.6)
Principal payments on capital-related vendor financing	(30.4)	(51.5)
Principal payments on finance leases	(2.8)	(1.6)
Repurchases of Liberty Global common shares	(102.0)	(346.5)
Net cash received (paid) related to derivative instruments	82.7	(1.4)
Other financing activities, net	(17.4)	(42.6)
Net cash used by financing activities of continuing operations	(191.0)	(439.7)
Net cash used by financing activities of discontinued operations	—	(33.6)
Net cash used by financing activities	$(191.0)	$(473.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended June 30,
	2025	2024
	in millions

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	$159.7	$(31.7)
Discontinued operations	—	(1.3)
Total	159.7	(33.0)

Net increase in cash and cash equivalents and restricted cash:
Continuing operations	0.2	441.4
Discontinued operations	—	154.8
Total	0.2	596.2

Cash and cash equivalents and restricted cash:
Beginning of period	1,822.3	1,422.9
Net increase	0.2	596.2
End of period	$1,822.5	$2,019.1

Cash paid for interest:
Continuing operations	$236.0	$254.8
Discontinued operations	—	213.3
Total	$236.0	$468.1
Net cash paid for taxes:
Continuing operations	$182.7	$189.4
Discontinued operations	—	1.3
Total	$182.7	$190.7

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$1,816.5	$2,001.3
Restricted cash included in other current assets and other assets, net	6.0	5.5
Cash and cash equivalents and restricted cash included in current and long-term assets of discontinued operations	—	12.3
Total cash and cash equivalents and restricted cash	$1,822.5	$2,019.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2025.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
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

ASU 2023-05

In August 2023, the FASB issued ASU No. 2023-05, Business Combinations — Joint Venture Formations: Recognition and Initial Measurement (ASU 2023-05), which outlines updates to the formation of entities that meet the definition of a joint venture as defined by the FASB. ASU 2023-05 requires a joint venture to measure its assets and liabilities at fair value upon formation. We adopted ASU 2023-05 on January 1, 2025.

Recent Accounting Pronouncements

ASU 2025-03

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquistion of a Variable Interest Entity. (ASU 2025-03), which clarifies the requirements for identifying the accounting acquirer when a variable interest entity (VIE) that qualifies as a business is acquired primarily through an exchange of equity interests. This amendment does not change the existing guidance for acquisitions of VIEs that are not considered businesses. ASU 2025-03 is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. ASU 2025-03 should be applied prospectively to all business combinations with acquisition dates occurring on or after the date of initial application. We do not expect ASU 2025-03 to have a significant impact on our consolidated financial statements.

ASU 2024-03

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (ASU 2024-03), which requires disclosure of certain categories of expenses such as the purchase of inventory, employee compensation, depreciation and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied prospectively, however, retrospective application is permitted. We are currently evaluating the impact of ASU 2024-03 on our disclosures.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $33.2 million and $20.5 million at June 30, 2025 and December 31, 2024, respectively.
If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $11.7 million and $9.4 million as of June 30, 2025 and December 31, 2024, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $257.9 million and $289.5 million as of June 30, 2025 and December 31, 2024, respectively. The decrease in deferred revenue for the six months ended June 30, 2025 is primarily due to the net effect of (a) the recognition of $262.7 million of revenue that was included in our deferred revenue balance at December 31, 2024 and (b) the impact of additions during the period. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

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

(4)    Acquisitions and Dispositions

Formula E Acquisition

On October 2, 2024 (the Formula E Acquisition Date), we gained control of Formula E through the acquisition of the Formula E shares held by Warner Bros. Discovery, Inc. (Warner Bros. Discovery) and certain other minority shareholders, which increased our ownership interest in Formula E from 38.2% to 65.6% (the Formula E Acquisition). The purchase price for these additional shares totaled €150.0 million ($165.7 million at the transaction date). We also acquired Warner Bros. Discovery’s €50.0 million ($55.6 million at the transaction date) shareholder loan to Formula E upon closing of the transaction. Liberty Global began consolidating 100% of Formula E’s results from the Formula E Acquisition Date.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
Pro Forma Information

The following unaudited pro forma consolidated operating results for the three and six months ended June 30, 2024 give effect to the Formula E Acquisition as if it had been completed as of January 1, 2023. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Formula E Acquisition had occurred on such date, and are based on certain assumptions that we believe are reasonable.

	Three months ended June 30, 2024	Six months ended June 30, 2024
	(unaudited)

Revenue (in millions)	$1,139.5	$2,365.1
Net earnings from continuing operations attributable to Liberty Global shareholders (in millions)	$310.3	$937.2

Basic earnings from continuing operations attributable to Liberty Global shareholders per share	$0.84	$2.50
Diluted earnings from continuing operations attributable to Liberty Global shareholders per share	$0.82	$2.46

Spin-off

On November 8, 2024, we completed the Spin-off, following a series of transactions that resulted in the transfer of the Sunrise Entities to an independent, separate publicly-traded Swiss company, Sunrise Communications AG (the Spin-off). No gain or loss was recognized in connection with the Spin-off.

The Spin-off was accomplished through the distribution of Sunrise common shares, in the form of Sunrise American depository shares (ADSs), to Liberty Global shareholders. Liberty Global shareholders received one Sunrise Class A ADS for every five Liberty Global Class A or Class C common shares and two Sunrise Class B ADSs for each Liberty Global Class B common share.

In connection with the Spin-off, we agreed to provide certain services to Sunrise on a transitional or ongoing basis (collectively, the Sunrise Services). The agreements underlying the Sunrise Services expire between 2027 and 2029. During the six months ended June 30, 2025, we recorded revenue of $101.3 million associated with the Sunrise Services, including $64.2 million related to fixed fees for the Sunrise Services and $37.1 million related to the sale of customer premises equipment (CPE) and other variable charges.

Presentation of Discontinued Operations

The operations of the Sunrise Entities are presented as discontinued operations in our condensed consolidated financial statements for the three and six months ended June 30, 2024. The operating results of the Sunrise Entities for these periods are summarized in the following table. These amounts exclude intercompany revenue and expenses that are eliminated within our condensed consolidated statement of operations.

	Three months ended June 30, 2024	Six months ended June 30, 2024
	in millions

Revenue	$815.8	$1,669.6
Operating income	$52.1	$87.0
Loss before income taxes	$(16.4)	$(139.8)
Income tax expense	(32.5)	(16.6)
Net loss attributable to Liberty Global shareholders	$(48.9)	$(156.4)

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
(5)    Investments

The details of our investments are set forth below:

Accounting Method	June 30, 2025	December 31, 2024	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMO2 JV	$6,844.9	$6,501.4	50.0
VodafoneZiggo JV (c)	1,873.1	1,738.4	50.0
AE Group Sàrl (AtlasEdge JV) (d)	395.8	339.5	48.7
Nexfibre Networks Limited (nexfibre JV) (e)	92.5	93.4	24.9
Other	90.2	107.6
Total — equity	9,296.5	8,780.3
Fair value:
Short-term:
Vodafone - subject to re-use rights (f)	1,328.1	—	5.1
Separately-managed accounts (SMAs) (g)	—	335.6
Long-term:
EdgeConneX, Inc. (EdgeConneX) (h)	516.3	414.5	4.2
ITV plc (ITV)	431.2	351.4	10.1
Televisa Univision, Inc. (Televisa Univision)	313.9	314.8	6.3
CANAL+ Polska S.A (CANAL+ Polska).	83.7	72.5	17.0
SMAs (g)	82.8	97.5
Plume Design, Inc. (Plume) (i)	60.0	73.0	10.5
Lionsgate (j)	40.8	53.4	2.5
Aviatrix Systems, Inc. (Aviatrix)	27.2	31.0	4.3
Vodafone - subject to re-use rights (f)	—	1,141.5	5.2
Other (j)	374.1	358.1
Total — fair value	3,258.1	3,243.3
Total investments (k)	$12,554.6	$12,023.6
Short-term investments	$1,328.1	$335.6
Long-term investments	$11,226.5	$11,688.0
_______________

(a)Represents our economic ownership based on total shares owned as a percentage of total shares outstanding as of the most recent balance sheet date or the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal their respective fair values. At June 30, 2025 and December 31, 2024, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $1,024.0 million and $901.2 million, respectively, related to amounts associated with the VodafoneZiggo JV Receivables, as defined below.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global, comprising (i) a €700.0 million note receivable ($823.4 million and $724.4 million equivalent at June 30, 2025 and December 31, 2024, respectively) (the VodafoneZiggo JV Receivable I) and (ii) a €207.9 million note receivable ($244.5 million and $215.1 million equivalent at June 30, 2025 and December 31, 2024, respectively) (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at a rate of 5.55% and have a final maturity date of December 31, 2030. During the six months ended June 30, 2025, interest accrued on the VodafoneZiggo JV Receivables was €23.5 million ($27.7 million), all of which has been cash settled.

(d)Liberty Global owns a 50% noncontrolling voting interest in the AtlasEdge JV.

(e)Liberty Global owns a 25% noncontrolling voting interest in the nexfibre JV.

(f)In connection with our investment in Vodafone, we entered into a share collar (the Vodafone Collar) with respect to the Vodafone shares held by our company. The aggregate purchase price paid to acquire our investment in Vodafone was partially financed through borrowings under a secured borrowing agreement (the Vodafone Collar Loan) collateralized by the Vodafone shares. Under the terms of the Vodafone Collar, the counterparty has the right to re-use pledged Vodafone shares. During the second quarter of 2025, we executed a series of transactions that resulted in (i) the disposition of 90 million of our Vodafone shares and the associated unwind and settlement of the corresponding amounts of the Vodafone Collar and the Vodafone Collar Loan, respectively, and (ii) the restructure of the remainder of the Vodafone Collar, which effectively reduced the net fair value of our economic interest in our investment in Vodafone to nil ($89.3 million at December 31, 2024). This series of transactions resulted in net cash received of €70.9 million ($81.7 million at the applicable rate). Subsequently, in July 2025, we fully settled the Vodafone Collar Loan using the value of the remaining Vodafone shares and the Vodafone Collar. For additional information regarding the Vodafone Collar and the Vodafone Collar Loan, see notes 6 and 9, respectively.

(g)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. With the exception of our SMA in a leveraged structured note, all of our investments held under SMAs were sold as of the first quarter of 2025. Our SMA held in a leveraged structured note is accounted for at fair value and the associated gains or losses are included in realized and unrealized gains (losses) due to changes in fair values of certain investments, net, in our condensed consolidated statements of operations. At December 31, 2024, interest accrued on our debt securities, which is included in other current assets on our condensed consolidated balance sheets, was $7.2 million.

(h)As of June 30, 2025, our investment in EdgeConneX is held through two distinct limited partnerships (LPs), Herndon Topco and a new investment entered into the second quarter of 2025, McNair Topco. The ownership percentages in EdgeConneX are 4.3% and 3.4% for Herndon TopCo and McNair TopCo, respectively. The combined investment in EdgeConneX through these LPs results in a weighted ownership percentage of 4.2%. This calculation considers the individual ownership percentages and the respective investment amounts in each LP.

(i)Our investment in Plume includes warrants with a fair value of $19.1 million and $24.5 million at June 30, 2025 and December 31, 2024, respectively.

(j)On May 7, 2025, Lions Gate Entertainment Corp. (NYSE: LGF.A and LGF.B) completed the full separation (the Lionsgate Separation) of its studio and network business into two independent, publicly traded companies, Lionsgate Studios Corp. (Lionsgate) and Starz Entertainment Corp. (Starz). All previous Lions Gate Entertainment Corp. shares have been exchanged for shares in the new companies Lionsgate (NASDAQ: LION) and Starz (NASDAQ: STRZ). Following the separation, our investment in Starz is reflected in ‘Other’ fair value investments in the above table.

(k)The purchase and sale of investments are presented on a gross basis in our condensed consolidated statements of cash flows, including amounts associated with SMAs.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

VMO2 JV (a)	$(161.1)	$3.0	$(247.7)	$3.7
VodafoneZiggo JV (b)	(48.1)	4.8	(70.7)	11.4
nexfibre JV	(29.6)	(0.7)	(42.2)	11.7
AtlasEdge JV	(18.5)	(4.7)	(34.5)	(13.8)
Formula E (c)	—	(18.8)	—	(23.3)
All3Media Ltd. (All3Media) (d)	—	(5.4)	—	(15.5)
Other, net	(7.3)	(2.8)	(17.5)	(5.8)
Total	$(264.6)	$(24.6)	$(412.6)	$(31.6)
_______________

(a)Represents (i) our 50% share of the results of operations of the VMO2 JV and (ii) for the 2024 periods, 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees who were formerly employees of Liberty Global prior to the VMO2 JV formation, as these awards remain our responsibility.

(b)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) 100% of the interest income earned on the VodafoneZiggo JV Receivables.

(c)Includes our share of results of Formula E prior to the Formula E Acquisition Date.

(d)We completed the sale of our investment in All3Media during the second quarter of 2024.

VMO2 JV

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). The agreements underlying the U.K. JV Services expire between 2027 and 2029. The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services provided pursuant to the U.K. JV Framework Agreement. We recorded revenue from the VMO2 JV of $95.5 million and $91.2 million during the three months ended June 30, 2025 and 2024, respectively, and $184.0 million and $203.5 million during the six months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024 revenue recorded includes $56.7 million and $48.7 million, respectively, related to fixed fees for the U.K. JV Services and $38.8 million and $42.5 million, respectively, related to the sale of CPE to the VMO2 JV at a mark-up and other variable charges. For the six months ended June 30, 2025 and 2024, revenue recorded includes $110.8 million and $97.6 million, respectively, related to fixed fees for the U.K. JV Services and $73.2 million and $105.9 million, respectively, related to the sale of CPE to the VMO2 JV at a mark-up and other variable charges. At June 30, 2025 and December 31, 2024, $61.3 million and $37.5 million, respectively, was due from the VMO2 JV related to the aforementioned transactions. The amounts due from the VMO2 JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Revenue	$3,373.5	$3,375.4	$6,499.8	$6,658.2
Earnings (loss) before income taxes	$(403.9)	$27.1	$(616.1)	$70.1
Net earnings (loss)	$(308.9)	$12.6	$(474.7)	$35.3

VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided pursuant to the NL JV Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $48.2 million and $59.6 million during the three months ended June 30, 2025 and 2024, respectively, and $94.3 million and $121.7 million during the six months ended June 30, 2025 and 2024, respectively, primarily related to (a) the NL JV Services and (b) the sale of CPE to the VodafoneZiggo JV at a mark-up. At June 30, 2025 and December 31, 2024, $48.9 million and $18.5 million, respectively, was due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

The VodafoneZiggo JV is experiencing significant competition in both its fixed-line and mobile operations. If the adverse impacts of economic, competitive, regulatory or other factors were to cause significant deterioration of the results of operations or cash flows of the VodafoneZiggo JV, we could conclude in future periods that our investment in the VodafoneZiggo JV is impaired or management of the VodafoneZiggo JV could conclude that an impairment of the VodafoneZiggo JV goodwill and, to a lesser extent, long-lived assets, is required. Any such impairment of the VodafoneZiggo JV’s goodwill or our investment in the VodafoneZiggo JV would be reflected as a component of share of results of affiliates, net, in our condensed consolidated statement of operations. Our share of any such impairment charges could be significant.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Revenue	$1,123.3	$1,091.6	$2,175.3	$2,205.6
Loss before income taxes	$(157.6)	$(10.0)	$(246.6)	$(35.5)
Net loss	$(119.9)	$(15.4)	$(190.4)	$(29.0)

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Vodafone	$57.9	$(1.7)	$121.6	$46.5
ITV	43.1	33.1	79.8	83.1
Televisa Univision	(27.6)	1.2	(41.6)	10.7
Plume	(9.7)	(26.7)	(13.0)	(27.8)
Lionsgate (a)	(9.5)	(4.1)	(7.3)	(10.1)
Aviatrix	(4.0)	(13.2)	(3.8)	(27.5)
EdgeConneX	14.9	17.3	3.6	89.1
SMAs	6.7	1.6	3.4	20.9
Lacework (b)	—	(8.0)	—	(75.6)
Other, net	(16.5)	(29.3)	(31.6)	(26.0)
Total	$55.3	$(29.8)	$111.1	$83.3
______________

(a)Amounts represent the change in fair value of our investment in Lionsgate, both before and after the Lionsgate Separation. Following the Lionsgate Separation, changes in fair value related to our investment in Starz are included in ‘Other, net’ in the above table.

(b)We completed the sale of our investment in Lacework during the third quarter of 2024.

Debt Securities
The following table sets forth a summary of our debt securities recorded within SMAs at June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Amortized cost basis	Accumulated unrealized gains (losses)	Fair value	Amortized cost basis	Accumulated unrealized gains	Fair value
	in millions			in millions

Commercial paper	$—	$—	$—	$72.0	$(0.1)	$71.9
Government bonds	—	—	—	129.4	0.4	129.8
Certificates of deposit	—	—	—	70.5	—	70.5
Corporate debt securities	—	—	—	66.4	0.2	66.6
Structured note (a)	(a)	(a)	82.8	(a)	(a)	88.0
Other debt securities	—	—	—	6.3	—	6.3
Total debt securities	$—	$—	$82.8	$344.6	$0.5	$433.1
______________

(a)Amounts represent an investment in a leveraged structured note issued by a third-party investment bank, which is accounted for at fair value and has a scheduled maturity date of October 1, 2026. The return on the leveraged structured

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
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

	June 30, 2025	December 31, 2024

Subsidiary:
Telenet	36.30%	32.10%

Affiliate:
VodafoneZiggo JV	33.50%	33.90%
VMO2 JV	30.20%	—%

Other (1)	—%	34.00%
Total	100.00%	100.00%
_______________

(1)Other represents cash proceeds from redemptions that remain invested in the leveraged structured note.

We received proceeds from the sale and maturities of debt securities of nil and $1.2 billion during the three months ended June 30, 2025 and 2024, respectively, and $0.7 billion and $2.3 billion during the six months ended June 30, 2025 and 2024, respectively. The sale of debt securities resulted in realized net gains (losses) of nil and $1.1 million during the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and ($10.1 million) during the six months ended June 30, 2025 and 2024, respectively.

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
June 30, 2025
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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2025			December 31, 2024
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$159.9	$110.2	$270.1	$253.8	$369.4	$623.2
Equity-related derivative instruments (c)	29.3	—	29.3	26.1	187.3	213.4
Foreign currency forward and option contracts	15.6	—	15.6	6.5	—	6.5
Other	6.9	0.1	7.0	0.6	0.2	0.8
Total	$211.7	$110.3	$322.0	$287.0	$556.9	$843.9
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$156.5	$148.0	$304.5	$144.6	$38.5	$183.1
Foreign currency forward and option contracts	21.8	—	21.8	3.3	—	3.3
Other	6.7	0.2	6.9	—	—	—
Total	$185.0	$148.2	$333.2	$147.9	$38.5	$186.4
_______________

(a)Our long-term derivative assets and current and long-term derivative liabilities are included in other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of $5.2 million and ($2.2 million) during the three months ended June 30, 2025 and 2024, respectively, and $9.4 million and ($5.5 million) during the six months ended June 30, 2025 and 2024, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)Our equity-related derivative instruments include the Vodafone Collar. The fair value of the Vodafone Collar does not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements. As further described in note 5, the Vodafone Collar was partially unwound during the second quarter of 2025 and fully unwound in July 2025. For additional information regarding our investment in Vodafone and the related Vodafone Collar Loan, see notes 5 and 9, respectively.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Cross-currency and interest rate derivative contracts	$(323.2)	$103.2	$(433.9)	$280.3
Equity-related derivative instruments	(73.9)	(4.6)	(123.1)	(48.1)
Foreign currency forward and option contracts	(9.0)	(7.4)	(13.7)	(7.7)
Other	0.1	—	—	—
Total	$(406.0)	$91.2	$(570.7)	$224.5
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

	Six months ended June 30,
	2025	2024
	in millions

Operating activities	$72.7	$118.0
Investing activities	(0.1)	—
Financing activities	82.7	(1.4)
Total	$155.3	$116.6

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At June 30, 2025, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $82.0 million.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
Details of our Derivative Instruments

Cross-currency Swap Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2025, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at June 30, 2025:

	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

Telenet	$3,890.0	€3,444.4	(a)	2.4
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to June 30, 2025. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2025:

	Pays fixed rate		Receives fixed rate
	Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions	in years	in millions	in years

Telenet	$4,246.3 (a)	3.8	$—	0
_______________

(a)Includes forward-starting derivative instruments.

Interest Rate Swap Options

We have entered into various interest rate swap options (swaptions), which give either us or the bank the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future, with each such contract having a life of no more than five years. At the transaction date, where we have bought the swaption, the strike rate of the contract was above the corresponding market rate. Where the bank has bought the swaption, the strike rate was below the corresponding market rate. The following table sets forth certain information regarding our swaptions at June 30, 2025:

	Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
	in millions		in years

Telenet:
Buy position	$1,646.8	€	0.7	3.0%
Sell position	$1,646.8	€	0.7	1.4%

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
_______________

(a)Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

(b)Represents the weighted average interest rate that we would pay if either we or our counterparties exercised our respective options to enter into the interest rate swap contracts.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at June 30, 2025:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Telenet	$5,895.6 (a)	0.3

VM Ireland	$1,058.6	0.5
_______________

(a)Includes forward-starting derivative instruments.

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At June 30, 2025, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.1 billion and $1.3 billion, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Decrease to borrowing costs at June 30, 2025 (a)

Telenet	(1.69)%
VM Ireland	(1.59)%
Total decrease to borrowing costs	(1.67)%
_______________

(a)Represents the effect of derivative instruments in effect at June 30, 2025 and does not include forward-starting derivative instruments or swaptions.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of June 30, 2025, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $482.3 million.

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of June 30, 2025 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the second quarter of 2025, the Vodafone Collar transferred from Level 3 to Level 2. For additional information regarding the Vodafone Collar see note 5.

We use a Monte Carlo based approach to incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swap contracts are quantified and further explained in note 6.

Fair value measurements are also used for nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets, property and equipment and the implied value of goodwill. The valuation of reporting units is based on an income-based approach (discounted cash flows) using assumptions in our long-range business plans or a market-based approach (current multiples of comparable public companies and guideline transactions) and, in some cases, a combination of an income-based approach and a market-based approach. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue growth and Adjusted EBITDA margin (as defined in note 16), and terminal growth rates, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2025 and 2024 we did not perform any significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 2024 10-K.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at June 30, 2025 using:
Description	June 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$270.1	$—	$270.1	$—
Equity-related derivative instruments	29.3	—	29.3	—
Foreign currency forward and option contracts	15.6	—	15.6	—
Other	7.0	—	7.0	—
Total derivative instruments	322.0	—	322.0	—
Investments:
SMAs	82.8	—	82.8	—
Other investments	3,175.3	1,807.5	0.1	1,367.7
Total investments	3,258.1	1,807.5	82.9	1,367.7
Total assets	$3,580.1	$1,807.5	$404.9	$1,367.7

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$304.5	$—	$304.5	$—
Foreign currency forward and option contracts	21.8	—	21.8	—
Other	6.9	—	6.9	—
Total liabilities	$333.2	$—	$333.2	$—

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2025	$1,263.8	$213.4	$1,477.2
Losses included in loss from continuing operations (a):
Realized and unrealized losses on derivative instruments, net	—	(49.2)	(49.2)
Realized and unrealized losses due to changes in fair values of certain investments, net	(88.6)	—	(88.6)
Additions	60.5	—	60.5
Transfers out of Level 3	—	(173.8)	(173.8)
Foreign currency translation adjustments and other, net	132.0	9.6	141.6
Balance of net assets at June 30, 2025 (b)	$1,367.7	$—	$1,367.7
_______________

(a)Amounts primarily relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2025.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)

(b)As of June 30, 2025, $366.6 million of our Level 3 investments were accounted for under the measurement alternative at cost less impairment, adjusted for observable price changes.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2025	December 31, 2024
	in millions

Distribution systems	$6,913.4	$5,702.7
Support equipment, buildings and land	2,972.3	2,518.0
CPE	1,024.8	843.1
Total property and equipment, gross	10,910.5	9,063.8
Accumulated depreciation	(5,818.9)	(4,737.8)
Total property and equipment, net	$5,091.6	$4,326.0

During the six months ended June 30, 2025 and 2024, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $32.1 million and $41.6 million, respectively, which exclude related value-added taxes (VAT) of $4.8 million and $5.3 million, respectively, that were also financed under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2025 are set forth below:

	January 1, 2025	Acquisitions and related adjustments	Foreign currency translation adjustments and other	June 30, 2025
	in millions

Telenet	$2,656.4	$0.6	$363.1	$3,020.1
VM Ireland	250.8	—	34.2	285.0
Other	245.4	16.1	34.4	295.9
Total	$3,152.6	$16.7	$431.7	$3,601.0

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Licenses (a)	$1,584.4	$(406.1)	$1,178.3	$1,393.9	$(332.7)	$1,061.2
Customer relationships	290.8	(191.0)	99.8	255.4	(161.0)	94.4
Other	302.0	(156.9)	145.1	265.5	(130.7)	134.8
Total	$2,177.2	$(754.0)	$1,423.2	$1,914.8	$(624.4)	$1,290.4
_______________

(a)Primarily includes amounts related to (i) certain mobile spectrum licenses and (ii) a licensing agreement with the Federation Internationale l’Automobile that provides Formula E with the exclusive rights to operate an electric motor racing championship.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2025			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	June 30, 2025	December 31, 2024
		in millions

Telenet Credit Facility (c)	5.47%	€645.0	$758.7	$4,647.5	$4,364.8
Telenet Senior Secured Notes	4.72%	—	—	1,635.2	1,558.8
VM Ireland Credit Facility (d)	5.51%	€100.0	117.6	1,058.6	931.4
Vodafone Collar Loan (e)	2.95%	—	—	1,379.9	1,301.9
Vendor financing (f)	4.59%	—	—	385.2	355.9
Other (g)	4.72%	—	—	710.3	632.2
Total debt before deferred financing costs, discounts and premiums (h)	4.91%		$876.3	$9,816.7	$9,145.0

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	June 30, 2025	December 31, 2024
	in millions

Total debt before deferred financing costs, discounts and premiums	$9,816.7	$9,145.0
Deferred financing costs, discounts and premiums, net	(56.1)	(78.1)
Total carrying amount of debt	9,760.6	9,066.9
Finance lease obligations (note 10)	34.9	34.1
Total debt and finance lease obligations	9,795.5	9,101.0
Current portion of debt and finance lease obligations	(1,990.5)	(898.5)
Long-term debt and finance lease obligations	$7,805.0	$8,202.5
_______________

(a)Represents the weighted average interest rate in effect at June 30, 2025 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.74% at June 30, 2025. The weighted average interest rate calculation includes principal amounts outstanding associated with all of our secured and unsecured borrowings. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2025 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table provides our borrowing availability and amounts available to loan or distribute in accordance with the terms of the respective subsidiary facilities (i) at June 30, 2025 and (ii) upon completion of the relevant June 30, 2025 compliance reporting requirements. These amounts do not consider any actual or potential changes to our borrowing levels or any amounts

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
loaned or distributed subsequent to June 30, 2025, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

	Availability
	June 30, 2025		Upon completion of the relevant June 30, 2025 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
Telenet Credit Facility	€645.0	$758.7	€645.0	$758.7
VM Ireland Credit Facility	€100.0	$117.6	€100.0	$117.6

Available to loan or distribute:
Telenet Credit Facility	€645.0	$758.7	€645.0	$758.7
VM Ireland Credit Facility	€100.0	$117.6	€100.0	$117.6

(c)Unused borrowing capacity under the Telenet Credit Facility comprises (i) €600.0 million ($705.8 million) under Telenet Revolving Facility I (as defined below), (ii) €25.0 million ($29.4 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($23.5 million) under the Telenet Revolving Facility, each of which were undrawn at June 30, 2025. In June 2025, the underlying credit agreement was amended to (a) collapse Telenet Revolving Facility A and Telenet Revolving Facility B into a single revolving facility (Telenet Revolving Facility I) and (b) increase the total commitments under Telenet Revolving Facility I by €30.0 million ($35.3 million). Telenet Revolving Facility I has a maximum borrowing capacity of €600.0 million ($705.8 million) and a final maturity date of May 31, 2029. All other terms from the former Telenet Revolving Facility A and Telenet Revolving Facility B continue to apply to Telenet Revolving Facility I.

(d)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($117.6 million) under the VM Ireland Revolving Facility, which was undrawn at June 30, 2025. In March 2025, commitments under the VM Ireland Revolving Facility were increased by €11.1 million ($13.1 million). The VM Ireland Revolving Facility now provides for maximum borrowing capacity of €100.0 million.

(e)In connection with the transactions described in note 5, we settled €84.8 million ($99.7 million) of borrowings under the Vodafone Collar Loan, resulting in a loss on debt extinguishment of €0.8 million ($0.9 million) related to the write-off of unamortized discounts. As described in note 5, the Vodafone Collar Loan was fully settled in July 2025.

(f)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our condensed consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our condensed consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During the six months ended June 30, 2025 and 2024, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses were $151.6 million and $170.6 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(g)Amounts include (i) $220.6 million and $195.8 million at June 30, 2025 and December 31, 2024, respectively, of debt collateralized by certain trade receivables of Telenet and (ii) $434.8 million and $390.5 million at June 30, 2025 and

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
December 31, 2024, respectively, of liabilities related to Telenet’s acquisition of mobile spectrum licenses. Telenet will make annual payments for the license fees over the terms of the respective licenses.

(h)As of June 30, 2025 and December 31, 2024, our debt had an estimated fair value of $9.7 billion and $9.0 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

General Information

At June 30, 2025, most of our outstanding debt had been incurred by one of our two subsidiary “borrowing groups.” References to these borrowing groups, which comprise Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during 2025. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 2024 10-K.

Financing Transactions

In February 2025, Telenet entered into a €500.0 million ($588.1 million) sustainability-linked term loan facility (Telenet Facility AU). Telenet Facility AU was issued at 99.75% of par, matures on March 31, 2033 and bears interest at a rate of EURIBOR + 3.0%, subject to a EURIBOR floor of 0.0%. The interest rate on Telenet Facility AU is subject to adjustment based on Telenet’s achievement or otherwise of certain Environmental, Social and Governance metrics. The net proceeds from Telenet Facility AU were used to refinance €500.0 million of the €890.0 million ($1,046.9 million) outstanding principal amount under Telenet Facility AT1. In connection with this transaction, Telenet recognized a loss on debt extinguishment of $8.0 million related to the write-off of unamortized deferred financing costs and discounts.

Maturities of Debt

Maturities of our debt as of June 30, 2025 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on June 30, 2025 exchange rates.

	Telenet	VM Ireland	Other (a)	Total
	in millions

Year ending December 31:
2025 (remainder of year)	$496.3	$—	$1,380.5	$1,876.8
2026	166.0	—	—	166.0
2027	24.6	—	—	24.6
2028	4,447.4	—	—	4,447.4
2029	1,330.6	1,058.6	—	2,389.2
2030	25.8	—	—	25.8
Thereafter	886.9	—	—	886.9
Total debt maturities (b)	7,377.6	1,058.6	1,380.5	9,816.7
Deferred financing costs, discounts and premiums, net	(16.8)	(4.1)	(35.2)	(56.1)
Total debt	$7,360.8	$1,054.5	$1,345.3	$9,760.6
Current portion	$637.9	$—	$1,345.3	$1,983.2
Long-term portion	$6,722.9	$1,054.5	$—	$7,777.4
_______________

(a)Includes $1,379.9 million related to the Vodafone Collar Loan, which was fully settled in July 2025, as described in note 5.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)

(b)Amounts include vendor financing obligations of $385.2 million, all of which are classified as current on our condensed consolidated balance sheet, as set forth below:

	Telenet	Other	Total
	in millions

Year ending December 31:
2025 (remainder of year)	$243.4	$0.6	$244.0
2026	141.2	—	141.2
Total vendor financing maturities	$384.6	$0.6	$385.2

Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2025	2024
	in millions

Balance at January 1	$355.9	$399.1
Operating-related vendor financing additions	151.6	170.6
Capital-related vendor financing additions	36.9	41.6
Principal payments on operating-related vendor financing	(176.6)	(162.6)
Principal payments on capital-related vendor financing	(30.4)	(51.5)
Foreign currency and other	47.8	(6.6)
Balance at June 30	$385.2	$390.6

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our right-of-use (ROU) assets and lease liabilities is set forth below:

	June 30, 2025	December 31, 2024
	in millions

ROU assets:
Operating leases (a)	$776.6	$710.5
Finance leases (b)	39.4	38.2
Total ROU assets	$816.0	$748.7

Lease liabilities:
Operating leases (c)	$828.7	$753.1
Finance leases (d)	34.9	34.1
Total lease liabilities	$863.6	$787.2
_______________

(a)Our operating ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At June 30, 2025, the weighted average remaining lease term for operating leases was 11.0 years and the weighted average discount rate was 5.4%. During the six months ended June 30, 2025 and 2024, we recorded non-cash additions to our operating lease ROU assets of $15.2 million and $75.5 million, respectively.

(b)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At June 30, 2025, the weighted average remaining lease term for finance leases was 7.7 years and the weighted average discount rate was 8.7%. During the six months ended June 30, 2025 and 2024, we recorded non-cash additions to our finance lease ROU assets of nil and $0.6 million, respectively.

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
A summary of our aggregate lease expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Finance lease expense:
Depreciation and amortization	$1.4	$0.8	$3.4	$1.6
Interest expense	0.6	0.3	1.4	0.5
Total finance lease expense	2.0	1.1	4.8	2.1
Operating lease expense (a)	28.1	26.8	56.3	52.1
Short-term lease expense (a)	0.1	0.1	0.2	0.2
Variable lease expense (b)	0.4	0.4	0.8	0.7
Total lease expense	$30.6	$28.4	$62.1	$55.1
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Six months ended June 30,
	2025	2024
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$39.3	$34.6
Operating cash outflows from finance leases (interest component)	1.4	0.5
Financing cash outflows from finance leases (principal component)	2.8	1.6
Total cash outflows from operating and finance leases	$43.5	$36.7

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
Maturities of our operating and finance lease liabilities as of June 30, 2025 are presented below. Amounts represent U.S. dollar equivalents based on June 30, 2025 exchange rates.

	Operating leases (a)	Finance leases
	in millions

Year ending December 31:
2025 (remainder of year)	$62.4	$7.8
2026	112.0	9.4
2027	100.1	6.3
2028	93.1	4.1
2029	87.8	2.3
2030	86.8	1.7
Thereafter	566.9	12.8
Total payments	1,109.1	44.4
Less: present value discount	(280.4)	(9.5)
Present value of lease payments	$828.7	$34.9
Current portion	$88.4	$7.3
Long-term portion	$740.3	$27.6
______________

(a)Operating lease payments exclude $89.8 million of estimated future payments for lease commitments not yet commenced at Telenet, the majority of which are not anticipated to be due until after 2028. These payments relate to the lease back of build-to-suit sites on certain passive infrastructure and tower assets sold to DigitalBridge Investments LLC in 2022. Telenet will act as an agent over the construction of future towers on the build-to-suit sites.

(11)    Income Taxes

Liberty Global is a Bermuda exempted company limited by shares and is not considered to be a tax resident in any other jurisdiction or country. On December 27, 2023, Bermuda enacted the Corporate Income Tax Act 2023 (the CIT Act) which provides for the taxation of the Bermuda constituent entities of certain large multinational groups beginning on or after January 1, 2025. Prior to 2025, we used the U.K. statutory rate to compute our “expected” income tax benefit or expense, as management considered this rate to be more meaningful given that Bermuda did not impose an income tax in those periods. As the CIT Act is now in effect, we will use the Bermuda statutory rate of 15.0% to compute our expected income tax benefit or expense for 2025 and all future periods.

The effective tax rate for the three months ended June 30, 2025 was 0.0% (income tax expense of $0.9 million), which differs from the Bermuda statutory rate of 15.0% (income tax benefit of $415.9 million). This difference is primarily due to the negative impacts of (i) non-deductible net foreign exchange losses in the U.K. of $594.9 million (21.5%) and (ii) non-deductible net losses from investments in certain subsidiaries and affiliates in the U.K. and the Netherlands of $69.5 million (2.5%). The negative impacts of these items were partially offset by the net positive impact of statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory rate, including $259.7 million (9.4%) in the U.K.

The effective tax rate for the six months ended June 30, 2025 was 1.7% (income tax benefit of $69.1 million), which differs from the Bermuda statutory rate of 15.0% (income tax benefit of $624.9 million). This difference is primarily due to the negative impacts of (i) non-deductible net foreign exchange losses in the U.K. of $903.1 million (21.7%) and (ii) non-deductible net losses from investments in certain subsidiaries and affiliates in the U.K. and the Netherlands of $112.8 million (2.7%). The negative impacts of these items were partially offset by the net positive impacts of (a) statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory rate, including $392.3 million (9.4%) in the U.K., and (b) the release of valuation allowances in Luxembourg of $86.0 million (2.1%).

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
The effective tax rate for the three months ended June 30, 2024 was 8.0% (income tax expense of $28.2 million), which differs from the U.K. statutory rate of 25.0% (income tax expense of $88.1 million). This difference is primarily due to the positive impacts of non-taxable net foreign exchange gains and non-taxable net income from investments in the U.K. of $49.0 million (13.9%) and $44.2 million (12.5%), respectively, partially offset by the net negative impact of certain non-taxable or non-deductible items in the U.K., Belgium and the Netherlands of $20.8 million (5.9%).

The effective tax rate for the six months ended June 30, 2024 was 6.9% (income tax expense of $71.0 million), which differs from the U.K. statutory rate of 25.0% (income tax expense of $257.4 million). This difference is primarily due to the positive impacts of non-taxable net foreign exchange gains and non-taxable net income from investments in the U.K. of $212.9 million (20.7%) and $45.8 million (4.4%), respectively, partially offset by the net negative impact of certain non-taxable or non-deductible items in the Netherlands, the U.K. and Belgium of $49.9 million (4.8%).

As of June 30, 2025, our unrecognized tax benefits were $308.6 million, of which $269.5 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

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

In general, tax returns filed by our company or our subsidiaries for years prior to 2019 are no longer subject to examination by tax authorities. Certain of our subsidiaries are currently involved in income tax examinations in various jurisdictions in which we operate, including Belgium, Luxembourg and the U.S. While we do not expect adjustments from the foregoing examinations to have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

On October 7, 2022, the U.S. Department of Justice filed a suit against Liberty Global, Inc. (LGI), a wholly-owned U.S. subsidiary of Liberty Global, in the U.S. District Court of Colorado for unpaid federal income taxes and penalties for the 2018 tax year of approximately $284 million. This action by the U.S. Department of Justice is related to the November 2020 complaint filed by LGI in the U.S. District Court of Colorado seeking a refund of approximately $110 million of taxes, penalties and interest associated with the application of certain temporary treasury regulations issued in June 2019. In October 2023, the U.S. District Court of Colorado entered judgement against LGI with respect to the refund claim and we appealed this decision to the U.S. Court of Appeals for the Tenth Circuit (the Court of Appeals) in December 2023. No amounts have been accrued by LGI with respect to this matter. We continue to vigorously defend this matter and actively pursue our claim for refund.

In January 2021, we petitioned the U.S. Tax Court with respect to unresolved issues related to our 2010 tax year for which we had already recognized an accrued liability for an uncertain tax position. In November 2023, we received an unfavorable decision, which we appealed to the Court of Appeals. In December 2023, we made a payment of the disputed tax in the amount of $315 million, which reduced our accrued liability for uncertain tax benefits on our consolidated balance sheet but will continue to be included in our inventory of unrecognized tax benefits as the position is not yet settled. We continue to vigorously defend our position, however, due to the inherent uncertainty involved in the litigation process, there can be no assurance that the Court of Appeals will rule in our favor.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
(12)    Equity

Share Repurchases

During the six months ended June 30, 2025, we repurchased 9,421,772 of our Class C common shares at an average price per share of $10.93, for an aggregate purchase price of $103.0 million, including direct acquisition costs.

Under our current share repurchase program, we are authorized during 2025 to repurchase up to 10% of our total outstanding shares as of December 31, 2024. As of June 30, 2025, the remaining number of our Class A and/or Class C common shares that we are authorized to repurchase during 2025 was 25.5 million. Based on the average of the respective closing share prices as of June 30, 2025, this would equate to additional share repurchases during the remainder of 2025 of approximately $259.1 million. However, the actual U.S. dollar amount of our share repurchases during the remainder of 2025 will be determined by the actual transaction date share prices during the year and could differ significantly from this amount.

(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Liberty Global (a):
Non-performance based incentive awards	$21.3	$27.8	$43.1	$56.1
Performance-based incentive awards	15.4	4.9	20.9	7.0
Other (b)	8.8	7.4	14.9	14.8
Total Liberty Global	45.5	40.1	78.9	77.9
Other	3.9	3.3	3.9	4.5
Total	$49.4	$43.4	$82.8	$82.4
Included in:
Other operating expense	$3.5	$4.8	$6.4	$9.4
SG&A expense	45.9	38.6	76.4	73.0
Total	$49.4	$43.4	$82.8	$82.4
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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
The following table provides the aggregate number of options, SARs and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of June 30, 2025:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price

Held by Liberty Global employees:
Outstanding	38,611,646	$13.86	86,733,678	$14.03
Exercisable	33,193,110	$14.51	76,747,448	$14.46

Held by former Liberty Global employees (b):
Outstanding	2,868,454	$15.58	5,608,974	$15.60
Exercisable	2,690,030	$15.90	5,265,641	$15.88
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

(b)Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain spin-off or disposal transactions, or as otherwise permitted under applicable Liberty Global equity plan documents. Although future exercises of these awards by former employees will not result in the recognition of share-based compensation expense, such exercises will increase the number of our outstanding common shares.

The following table provides the aggregate number of restricted share units (RSUs) and performance-based restricted share units (PSUs) that were outstanding as of June 30, 2025. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class C

Held by Liberty Global employees:
RSUs	3,464,075	4,572,836
PSUs	4,916,529	6,730,895
Held by former Liberty Global employees (a):
RSUs	59,543	111,428
PSUs	10,220	10,180
_______________

(a)Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain spin-off or disposal transactions, or as otherwise permitted under applicable Liberty Global equity plan documents. The future vesting of these RSUs and PSUs will increase the number of our outstanding common shares.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
2025 PSUs

In March 2025, the compensation committee of our board of directors approved the grant of PSUs to executive officers and certain employees (the 2025 PSUs). The performance metric for the 2025 PSUs is the appreciation of Liberty Global’s average share price during the performance period commencing March 21, 2025 and ending December 31, 2027. The payout is determined based on the achievement of certain share price levels, as adjusted by the committee for (i) corporate transactions, including acquisitions, dispositions, spin-offs and mergers, and (ii) force majeure type events such as natural disasters, acts of war or terrorism or other unanticipated events impacting the business that are outside of our control. Share price appreciation of 0% to 80% will generally result in award recipients earning 0% to 200% of their target 2025 PSUs. In addition, 50% of the 2025 PSUs award payout may be "banked" if Liberty Global’s average share price exceeds specific target levels ranging from 30% to 50% during the performance period, subject to a cap of 75% of the target 2025 PSUs. The earned 2025 PSUs will fully vest on February 15, 2028.

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

The details of our net earnings (loss) from continuing operations attributable to Liberty Global shareholders are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions, except share amounts

Earnings (loss) from continuing operations	$(2,773.8)	$324.1	$(4,097.1)	$958.6
Net earnings from continuing operations attributable to noncontrolling interests	(19.1)	(7.1)	(33.1)	(24.1)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders	$(2,792.9)	$317.0	$(4,130.2)	$934.5

Weighted average common shares outstanding (basic EPS computation)	345,025,708	371,200,838	346,707,354	374,473,934
Incremental shares (a)	—	6,253,176	—	6,807,895
Weighted average common shares outstanding (diluted EPS computation)	345,025,708	377,454,014	346,707,354	381,281,829

Excluded potentially dilutive employee share-based incentive awards (b)	155,485,651	79,251,635	155,485,651	77,913,410
_______________

(a)We use the treasury stock method to calculate the incremental shares attributable to the assumed exercise or release of the outstanding share-based incentive awards upon vesting. Certain of our share incentive plans include performance and/or other features that result in the associated shares being contingently issuable. For purposes of applying the treasury stock method, the dilutive effect of these awards is calculated based on the number of the shares that would be issuable as if the end of the reporting period was the end of the contingency period.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
(b)Amounts represent potentially dilutive shares that have been excluded from the computation of diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders because their effect would have been anti-dilutive under the treasury stock method. Additional shares may be issuable in future periods based on the actual performance of certain PSUs, because such awards had not yet met the applicable performance criteria during the reporting period.

(15)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to purchases of CPE and other equipment and services, programming contracts, network and connectivity commitments and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of June 30, 2025. The commitments included in this table do not reflect any liabilities that are included on our June 30, 2025 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2025
		2026	2027	2028	2029	2030	Thereafter	Total
	in millions

Purchase commitments	$397.0	$628.8	$543.0	$508.3	$102.1	$36.3	$18.9	$2,234.4
Programming commitments	72.9	44.8	33.3	2.2	0.8	—	—	154.0
Network and connectivity commitments	41.7	45.4	4.6	1.0	0.5	0.1	0.1	93.4
Other commitments	270.5	181.2	13.8	9.8	5.7	2.5	2.7	486.2
Total	$782.1	$900.2	$594.7	$521.3	$109.1	$38.9	$21.7	$2,968.0

Purchase commitments include unconditional and legally binding obligations related to (i) certain service-related commitments, including software development, information technology, maintenance and call center services and (ii) the purchase of CPE.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $299.9 million and $280.3 million during the six months ended June 30, 2025 and 2024, respectively.

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
June 30, 2025
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
June 30, 2025
(unaudited)
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
June 30, 2025
(unaudited)
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

As of June 30, 2025, our reportable segments are as follows:

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
June 30, 2025
(unaudited)
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

Performance Measures of Our Reportable Segments

The amounts presented in the tables below represent 100% of each of our consolidated and nonconsolidated reportable segment’s revenue, expenses and Adjusted EBITDA, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the VodafoneZiggo JV. We account for our 50% interests in both the VMO2 JV and the VodafoneZiggo JV under the equity method; accordingly, our share of their operating results is included in share of results of affiliates, net in our condensed consolidated statements of operations. The noncontrolling interests at Telenet and Formula E are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Three months ended June 30, 2025			Six months ended June 30, 2025
	Third-party and affiliate	Intersegment	Total	Third-party and affiliate	Intersegment	Total
	in millions

Telenet	$800.9	$0.1	$801.0	$1,560.6	$0.1	$1,560.7
VM Ireland	122.8	—	122.8	238.6	—	238.6
VMO2 JV (nonconsolidated JV)	3,373.5	—	3,373.5	6,499.8	—	6,499.8
VodafoneZiggo JV (nonconsolidated JV)	1,123.3	—	1,123.3	2,175.3	—	2,175.3
Total reportable segment revenue	$5,420.5	$0.1	5,420.6	$10,474.3	$0.1	10,474.4
Plus: all other category (a)			383.4			714.5
Less: nonconsolidated JV revenue			(4,496.8)			(8,675.1)
Less: elimination of intercompany consolidated revenue (b)			(38.1)			(73.5)
Total consolidated revenue			$1,269.1			$2,440.3

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)

	Revenue
	Three months ended June 30, 2024			Six months ended June 30, 2024
	Third-party and affiliate	Intersegment	Total	Third-party and affiliate	Intersegment	Total
	in millions

Telenet	$755.1	$—	$755.1	$1,517.7	$—	$1,517.7
VM Ireland	119.0	1.0	120.0	241.1	1.9	243.0
VMO2 JV (nonconsolidated JV)	3,375.4	—	3,375.4	6,658.2	—	6,658.2
VodafoneZiggo JV (nonconsolidated JV)	1,091.6	—	1,091.6	2,205.6	—	2,205.6
Total reportable segment revenue	$5,341.1	$1.0	5,342.1	$10,622.6	$1.9	10,624.5
Plus: all other category (a)			255.6			525.4
Less: nonconsolidated JV revenue			(4,467.0)			(8,863.8)
Less: elimination of intercompany consolidated revenue (b)			(72.8)			(136.9)
Total consolidated revenue			$1,057.9			$2,149.2
______________

(a)For the three and six months ended June 30, 2025, amounts include revenue from (i) third parties and affiliates of $201.7 million and $362.8 million, respectively, (ii) services agreements with our nonconsolidated JV reportable segments, as further described in note 5, of $143.7 million and $278.3 million, respectively, and (iii) our consolidated reportable segments of $38.0 million and $73.4 million, respectively. For the three and six months ended June 30, 2024, amounts include revenue from (i) third parties and affiliates of $32.9 million and $65.1 million, respectively, (ii) services agreements with our nonconsolidated JV reportable segments of $150.8 million and $325.2 million, respectively, and (iii) our consolidated reportable segments of $71.9 million and $135.1 million, respectively.

(b)Primarily reflects the elimination of (i) the revenue recognized related to the Tech Framework and (ii) for the 2024 periods, transactions between our continuing and discontinued operations.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
The expense categories and amounts presented below align with the segment-level information that is regularly provided to the CODM. These amounts include intersegment expenses and are exclusive of share-based compensation expense.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Programming and other direct costs of services:
Consolidated reportable segments:
Telenet	$187.8	$183.4	$389.9	$382.0
VM Ireland	$32.5	$27.8	$66.6	$65.2

Nonconsolidated reportable segments:
VMO2 JV	$1,021.3	$1,147.5	$2,012.8	$2,254.6
VodafoneZiggo JV	$226.4	$208.4	$445.7	$423.4

Operating expenses:
Consolidated reportable segments:
Telenet	$275.3	$259.8	$531.3	$515.4
VM Ireland	$48.9	$46.5	$93.4	$92.1

Nonconsolidated reportable segments:
VMO2 JV	$1,179.9	$1,095.5	$2,241.3	$2,197.6
VodafoneZiggo JV	$400.2	$364.5	$769.8	$744.5

	Adjusted EBITDA
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Telenet	$337.9	$311.9	$639.5	$620.3
VM Ireland	41.4	45.7	78.6	85.7
VMO2 JV (nonconsolidated JV)	1,172.3	1,132.4	2,245.7	2,206.0
VodafoneZiggo JV (nonconsolidated JV)	496.7	518.7	959.8	1,037.7
Total reportable segment Adjusted EBITDA	$2,048.3	$2,008.7	$3,923.6	$3,949.7

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
The following table provides a reconciliation of total reportable segment Adjusted EBITDA to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Total reportable segment Adjusted EBITDA	$2,048.3	$2,008.7	$3,923.6	$3,949.7
Plus: all other category	(34.0)	(24.9)	(38.2)	(55.6)
Less: nonconsolidated JV Adjusted EBITDA	(1,669.0)	(1,651.1)	(3,205.5)	(3,243.7)
Less: intercompany consolidated eliminations (a)	(10.0)	(35.1)	(20.0)	(69.8)
Share-based compensation expense	(49.4)	(43.4)	(82.8)	(82.4)
Depreciation and amortization	(250.8)	(282.7)	(483.0)	(505.4)
Impairment, restructuring and other operating items, net	(5.5)	(4.5)	(3.8)	(38.1)
Operating income (loss)	29.6	(33.0)	90.3	(45.3)
Interest expense	(129.5)	(144.4)	(257.0)	(289.9)
Realized and unrealized gains (losses) on derivative instruments, net	(406.0)	91.2	(570.7)	224.5
Foreign currency transaction gains (losses), net	(2,089.9)	173.5	(3,170.9)	732.8
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net	55.3	(29.8)	111.1	83.3
Losses on debt extinguishment, net	(0.9)	—	(8.9)	—
Share of results of affiliates, net	(264.6)	(24.6)	(412.6)	(31.6)
Gain on sale of All3Media	—	242.9	—	242.9
Other income, net	33.1	76.5	52.5	112.9
Earnings (loss) from continuing operations before income taxes	$(2,772.9)	$352.3	$(4,166.2)	$1,029.6
_____________

(a)Amounts relate to (i) the Adjusted EBITDA impact related to the Tech Framework and (ii) for the 2024 periods, transactions between our continuing and discontinued operations.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
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

	Six months ended June 30,
	2025	2024
	in millions

Telenet	$516.0	$384.9
VM Ireland	98.3	81.0
VMO2 JV	1,267.1	1,271.8
VodafoneZiggo JV	435.1	499.6
Total reportable segment property and equipment additions	2,316.5	2,237.3
Plus: all other category (a)	16.5	14.4
Less: nonconsolidated JV property and equipment additions	(1,702.2)	(1,771.4)
Less: elimination of intercompany consolidated property and equipment additions (b)	(20.0)	(18.9)
Total consolidated property and equipment additions	610.8	461.4
Assets acquired under capital-related vendor financing arrangements	(32.1)	(41.6)
Assets acquired under finance leases	—	(0.6)
Changes in current liabilities related to capital expenditures	(16.1)	(28.1)
Total capital expenditures, net	$562.6	$391.1
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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2025
(unaudited)
Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$238.3	$219.0	$456.7	$438.5
Video	153.7	148.0	297.8	297.9
Fixed-line telephony	47.2	49.0	91.5	99.7
Total subscription revenue	439.2	416.0	846.0	836.1
Non-subscription revenue	4.6	3.3	9.7	6.7
Total residential fixed revenue	443.8	419.3	855.7	842.8
Residential mobile revenue (c):
Subscription revenue (b)	125.0	121.0	240.7	242.7
Non-subscription revenue	37.6	42.6	73.8	89.0
Total residential mobile revenue	162.6	163.6	314.5	331.7
Total residential revenue	606.4	582.9	1,170.2	1,174.5
B2B revenue (d):
Subscription revenue	112.5	107.2	216.3	214.2
Non-subscription revenue	113.4	104.4	216.6	204.7
Total B2B revenue	225.9	211.6	432.9	418.9
Other revenue (e)	436.8	263.4	837.2	555.8
Total	$1,269.1	$1,057.9	$2,440.3	$2,149.2
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
June 30, 2025
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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2025 and 2024.
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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data is presented, as of June 30, 2025.
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
•our ability to profit from or undertake transactions that we believe will be accretive with investments, such as our joint ventures, that we do not solely control;

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

Operations

At June 30, 2025, our reportable segments, including our nonconsolidated JVs, as defined in note 16 to our condensed consolidated financial statements, owned and operated networks that passed 29,062,700 homes and served 11,412,000 fixed-line customers and 44,577,800 mobile subscribers.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results, as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended June 30, 2025 was to the euro, as substantially all of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each of our consolidated and nonconsolidated reportable segment’s results of operations, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the

VodafoneZiggo JV. We account for our 50% interests in both the VMO2 JV and the VodafoneZiggo JV under the equity method; accordingly, our share of their operating results is included in share of results of affiliates, net in our condensed consolidated statements of operations. The noncontrolling interests at Telenet and Formula E are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

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

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segments for the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) with respect to our consolidated reportable segments, the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our reportable segments for the three and six months ended June 30, 2025 and 2024 at the end of this section.

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

The following table provides a reconciliation of earnings (loss) from continuing operations to total consolidated Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Earnings (loss) from continuing operations	$(2,773.8)	$324.1	$(4,097.1)	$958.6
Income tax expense (benefit)	0.9	28.2	(69.1)	71.0
Other income, net	(33.1)	(76.5)	(52.5)	(112.9)
Gain on sale of All3Media	—	(242.9)	—	(242.9)
Share of results of affiliates, net	264.6	24.6	412.6	31.6
Losses on debt extinguishment, net	0.9	—	8.9	—
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	(55.3)	29.8	(111.1)	(83.3)
Foreign currency transaction losses (gains), net	2,089.9	(173.5)	3,170.9	(732.8)
Realized and unrealized losses (gains) on derivative instruments, net	406.0	(91.2)	570.7	(224.5)
Interest expense	129.5	144.4	257.0	289.9
Operating income (loss)	29.6	(33.0)	90.3	(45.3)
Impairment, restructuring and other operating items, net	5.5	4.5	3.8	38.1
Depreciation and amortization	250.8	282.7	483.0	505.4
Share-based compensation expense	49.4	43.4	82.8	82.4
Total consolidated Adjusted EBITDA	$335.3	$297.6	$659.9	$580.6

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$801.0	$755.1	$45.9	6.1	$4.8	0.6
VM Ireland	122.8	120.0	2.8	2.3	$(3.6)	(3.0)
Total consolidated reportable segments	923.8	875.1	48.7	5.6
Plus: all other category	383.4	255.6	127.8	50.0
Less: elimination of intercompany consolidated revenue	(38.1)	(72.8)	34.7	N.M.
Total consolidated	$1,269.1	$1,057.9	$211.2	20.0	$(14.5)	(1.2)

VMO2 JV	$3,373.5	$3,375.4	$(1.9)	(0.1)
VodafoneZiggo JV	$1,123.3	$1,091.6	$31.7	2.9

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$1,560.7	$1,517.7	$43.0	2.8	$25.2	1.7
VM Ireland	238.6	243.0	(4.4)	(1.8)	$(7.1)	(2.9)
Total consolidated reportable segments	1,799.3	1,760.7	38.6	2.2
Plus: all other category	714.5	525.4	189.1	36.0
Less: elimination of intercompany consolidated revenue	(73.5)	(136.9)	63.4	N.M.
Total consolidated	$2,440.3	$2,149.2	$291.1	13.5	$(28.8)	(1.2)

VMO2 JV	$6,499.8	$6,658.2	$(158.4)	(2.4)
VodafoneZiggo JV	$2,175.3	$2,205.6	$(30.3)	(1.4)
_______________

N.M. — Not Meaningful.

Telenet. The details of the increases in Telenet’s revenue during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(6.1)	$—	$(6.1)	$(13.4)	$—	$(13.4)
ARPU	10.5	—	10.5	20.5	—	20.5
Increase in residential fixed non-subscription revenue	—	0.8	0.8	—	3.2	3.2
Total increase in residential fixed revenue	4.4	0.8	5.2	7.1	3.2	10.3
Decrease in residential mobile revenue (a)	(1.9)	(6.9)	(8.8)	(3.8)	(15.6)	(19.4)
Increase (decrease) in B2B revenue (b)	(0.1)	1.1	1.0	(0.2)	5.4	5.2
Increase in other revenue (c)	—	7.4	7.4	—	29.1	29.1
Total organic increase	2.4	2.4	4.8	3.1	22.1	25.2
Impact of FX	29.3	11.8	41.1	12.8	5.0	17.8
Total	$31.7	$14.2	$45.9	$15.9	$27.1	$43.0
_____________

(a)The decreases in residential mobile non-subscription revenue are primarily attributable to (i) decreases in interconnect revenue and (ii) lower revenue from handset sales.
(b)The increases in B2B non-subscription revenue are primarily due to (i) higher revenue from equipment sales and (ii) increases in revenue from wholesale services.

(c)The increases in other revenue are primarily attributable to higher broadcasting revenue.

VM Ireland. The details of the changes in VM Ireland’s revenue during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(2.1)	$—	$(2.1)	$(4.0)	$—	$(4.0)
ARPU	(1.2)	—	(1.2)	(2.7)	—	(2.7)
Decrease in residential fixed non-subscription revenue	—	(0.2)	(0.2)	—	(0.3)	(0.3)
Total decrease in residential fixed revenue	(3.3)	(0.2)	(3.5)	(6.7)	(0.3)	(7.0)
Decrease in residential mobile revenue	(0.5)	(0.1)	(0.6)	(1.1)	(0.3)	(1.4)
Increase in B2B revenue	—	0.8	0.8	—	2.1	2.1
Decrease in other revenue	—	(0.3)	(0.3)	—	(0.8)	(0.8)
Total organic increase (decrease)	(3.8)	0.2	(3.6)	(7.8)	0.7	(7.1)
Impact of FX	4.5	1.9	6.4	2.1	0.6	2.7
Total	$0.7	$2.1	$2.8	$(5.7)	$1.3	$(4.4)

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$337.9	$311.9	$26.0	8.3	$8.8	2.8
VM Ireland	41.4	45.7	(4.3)	(9.4)	$(6.5)	(14.1)
Total consolidated reportable segments	379.3	357.6	21.7	6.1
Plus: all other category	(34.0)	(24.9)	(9.1)	(36.5)
Less: elimination of intercompany consolidated Adjusted EBITDA	(10.0)	(35.1)	25.1	N.M.
Total consolidated	$335.3	$297.6	$37.7	12.7	$(1.6)	(0.6)

VMO2 JV	$1,172.3	$1,132.4	$39.9	3.5
VodafoneZiggo JV	$496.7	$518.7	$(22.0)	(4.2)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$639.5	$620.3	$19.2	3.1	$11.4	1.8
VM Ireland	78.6	85.7	(7.1)	(8.3)	$(8.1)	(9.5)
Total consolidated reportable segments	718.1	706.0	12.1	1.7
Plus: all other category	(38.2)	(55.6)	17.4	31.3
Less: elimination of intercompany consolidated Adjusted EBITDA	(20.0)	(69.8)	49.8	N.M.
Total consolidated	$659.9	$580.6	$79.3	13.7	$13.5	2.3

VMO2 JV	$2,245.7	$2,206.0	$39.7	1.8
VodafoneZiggo JV	$959.8	$1,037.7	$(77.9)	(7.5)
_______________

N.M. — Not Meaningful.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Telenet	42.2%	41.3%	41.0%	40.9%
VM Ireland	33.7%	38.1%	32.9%	35.3%

VMO2 JV	34.8%	33.5%	34.6%	33.1%
VodafoneZiggo JV	44.2%	47.5%	44.1%	47.0%

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
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$238.3	$219.0	$19.3	8.8	$7.1	3.2
Video	153.7	148.0	5.7	3.9	(2.1)	(1.4)
Fixed-line telephony	47.2	49.0	(1.8)	(3.7)	(4.2)	(8.6)
Total subscription revenue	439.2	416.0	23.2	5.6	0.8	0.2
Non-subscription revenue	4.6	3.3	1.3	39.4	0.8	24.2
Total residential fixed revenue	443.8	419.3	24.5	5.8	1.6	0.4
Residential mobile revenue (c):
Subscription revenue (b)	125.0	121.0	4.0	3.3	(2.4)	(2.0)
Non-subscription revenue	37.6	42.6	(5.0)	(11.7)	(7.0)	(16.4)
Total residential mobile revenue	162.6	163.6	(1.0)	(0.6)	(9.4)	(5.7)
Total residential revenue	606.4	582.9	23.5	4.0	(7.8)	(1.3)
B2B revenue (d):
Subscription revenue	112.5	107.2	5.3	4.9	(0.2)	(0.2)
Non-subscription revenue	113.4	104.4	9.0	8.6	3.1	3.0
Total B2B revenue	225.9	211.6	14.3	6.8	2.9	1.4
Other revenue (e)	436.8	263.4	173.4	65.8	(9.6)	(2.3)
Total	$1,269.1	$1,057.9	$211.2	20.0	$(14.5)	(1.2)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$456.7	$438.5	$18.2	4.2	$12.8	2.9
Video	297.8	297.9	(0.1)	—	(3.6)	(1.2)
Fixed-line telephony	91.5	99.7	(8.2)	(8.2)	(9.1)	(9.1)
Total subscription revenue	846.0	836.1	9.9	1.2	0.1	—
Non-subscription revenue	9.7	6.7	3.0	44.8	3.1	46.3
Total residential fixed revenue	855.7	842.8	12.9	1.5	3.2	0.4
Residential mobile revenue (c):
Subscription revenue (b)	240.7	242.7	(2.0)	(0.8)	(4.9)	(2.0)
Non-subscription revenue	73.8	89.0	(15.2)	(17.1)	(15.9)	(17.9)
Total residential mobile revenue	314.5	331.7	(17.2)	(5.2)	(20.8)	(6.3)
Total residential revenue	1,170.2	1,174.5	(4.3)	(0.4)	(17.6)	(1.5)
B2B revenue (d):
Subscription revenue	216.3	214.2	2.1	1.0	(0.3)	(0.1)
Non-subscription revenue	216.6	204.7	11.9	5.8	9.5	4.6
Total B2B revenue	432.9	418.9	14.0	3.3	9.2	2.2
Other revenue (e)	837.2	555.8	281.4	50.6	(20.4)	(2.7)
Total	$2,440.3	$2,149.2	$291.1	13.5	$(28.8)	(1.2)
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $8.5 million and $11.3 million during the three months ended June 30, 2025 and 2024, respectively, and $16.8 million and $23.2 million during the six months ended June 30, 2025 and 2024, respectively.

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

Total revenue. Our consolidated revenue increased $211.2 million or 20.0% and $291.1 million or 13.5% during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024. These increases include increases of $114.4 million and $198.9 million, respectively, attributable to the impact of the Formula E Acquisition and increases of $51.7 million and $101.3 million, respectively, attributable to the Sunrise Services provided in connection with the Spin-off. On an organic basis, our consolidated revenue decreased $14.5 million or 1.2% and $28.8 million or 1.2%, respectively.

Residential revenue. The details of the changes in our consolidated residential revenue during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, are as follows (in millions):

	Three-month period	Six-month period
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(9.0)	$(19.1)
ARPU	9.8	19.2
Increase in residential fixed non-subscription revenue	0.8	3.1
Total increase in residential fixed revenue	1.6	3.2
Decrease in residential mobile subscription revenue	(2.4)	(4.9)
Decrease in residential mobile non-subscription revenue	(7.0)	(15.9)
Total organic decrease in residential revenue	(7.8)	(17.6)
Impact of FX	31.3	13.3
Total increase (decrease) in residential revenue	$23.5	$(4.3)

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $7.0 million or 16.4% and $15.9 million or 17.9% during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024, primarily due to decreases at Telenet.

B2B revenue. On an organic basis, our consolidated B2B non-subscription revenue increased $3.1 million or 3.0% and $9.5 million or 4.6% during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024, primarily due to increases at Telenet.

Other revenue. On an organic basis, our consolidated other revenue decreased $9.6 million or 2.3% and $20.4 million or 2.7% during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024, primarily due to lower revenue earned from the U.K. JV Services.

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

The details of our programming and other direct costs of services are as follows:

	Three months ended June 30,		Increase		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$187.8	$183.4	$4.4	2.4	$(5.3)	(2.9)
VM Ireland	32.5	27.8	4.7	16.9	$3.1	11.2
Total consolidated reportable segments	220.3	211.2	9.1	4.3
Plus: all other category	260.7	154.4	106.3	68.8
Less: elimination of intercompany consolidated programming and other direct costs of services	(15.7)	(29.2)	13.5	N.M.
Total consolidated	$465.3	$336.4	$128.9	38.3	$(11.3)	(2.5)

	Six months ended June 30,		Increase		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$389.9	$382.0	$7.9	2.1	$4.2	1.1
VM Ireland	66.6	65.2	1.4	2.1	$0.9	1.4
Total consolidated reportable segments	456.5	447.2	9.3	2.1
Plus: all other category	441.4	332.9	108.5	32.6
Less: elimination of intercompany consolidated programming and other direct costs of services	(29.2)	(49.2)	20.0	N.M.
Total consolidated	$868.7	$730.9	$137.8	18.9	$(46.8)	(5.3)
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $128.9 million or 38.3% and $137.8 million or 18.9% during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024. These increases include increases of $103.8 million and $147.8 million, respectively, attributable to the impact of the Formula E Acquisition. On an organic basis, our programming and other direct costs of services decreased $11.3 million or 2.5% and $46.8 million or 5.3%, respectively. These decreases include the following factors:

•Decreases in costs of $13.7 million and $31.8 million, respectively, related to lower sales of CPE to the VodafoneZiggo JV;

•Decreases in costs of $3.0 million and $25.9 million, respectively, related to lower sales of CPE to the VMO2 JV;

•Increases in programming and copyright costs of $3.8 million or 2.9% and $17.0 million or 6.0%, respectively, primarily attributable to higher costs for certain content at Telenet;

•Decreases in interconnect and access costs of $5.4 million or 19.5% and $9.7 million or 18.4%, respectively, primarily due to lower interconnect and mobile roaming costs at Telenet; and

•Decreases in mobile handset and other device costs of $2.9 million or 9.9% and $6.9 million or 11.0%, respectively, primarily due to lower sales volumes at Telenet.

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

The details of our other operating expenses are as follows:

	Three months ended June 30,		Increase (decrease)		Organic increase
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$140.6	$126.4	$14.2	11.2	$7.0	5.5
VM Ireland	34.3	31.7	2.6	8.2	$0.8	2.5
Total consolidated reportable segments	174.9	158.1	16.8	10.6
Plus: all other category	44.5	26.8	17.7	66.0
Less: elimination of intercompany consolidated other operating expenses	(10.3)	(7.9)	(2.4)	N.M.
Total consolidated (excluding share-based compensation expense)	209.1	177.0	32.1	18.1	$10.6	5.7
Share-based compensation expense	3.5	4.8	(1.3)	(27.1)
Total	$212.6	$181.8	$30.8	16.9

	Six months ended June 30,		Increase (decrease)		Organic increase
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$271.3	$261.4	$9.9	3.8	$6.7	2.6
VM Ireland	66.6	62.5	4.1	6.6	$3.2	5.1
Total consolidated reportable segments	337.9	323.9	14.0	4.3
Plus: all other category	84.3	54.4	29.9	55.0
Less: elimination of intercompany consolidated other operating expenses	(20.0)	(15.8)	(4.2)	N.M.
Total consolidated (excluding share-based compensation expense)	402.2	362.5	39.7	11.0	$15.8	4.4
Share-based compensation expense	6.4	9.4	(3.0)	(31.9)
Total	$408.6	$371.9	$36.7	9.9
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) increased $32.1 million or 18.1% and $39.7 million or 11.0% during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024. These increases include increases of $6.0 million and $11.0 million, respectively, attributable to the impact of the Formula E Acquisition. On an organic basis, our other operating expenses increased $10.6 million or 5.7% and $15.8 million or 4.4%, respectively. These increases include the following factors:

•Increases in core network and information technology-related costs of $6.6 million or 15.4% and $8.4 million or 13.6%, respectively, primarily due to the net effect of (i) higher information technology-related costs, including increases at Telenet and VM Ireland, and (ii) for the six-month comparison, lower leased bandwidth costs at Telenet; and

•Increases in personnel costs of $2.8 million or 5.2% and $7.5 million or 6.7%, respectively, primarily due to the net effect of (i) higher average costs per employee at Telenet, (ii) lower staffing levels at Telenet and (iii) increases in incentive compensation costs.

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

The details of our SG&A expenses are as follows:

	Three months ended June 30,		Increase (decrease)		Organic decrease
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$134.7	$133.4	$1.3	1.0	$(5.7)	(4.3)
VM Ireland	14.6	14.8	(0.2)	(1.4)	$(1.0)	(6.8)
Total consolidated reportable segments	149.3	148.2	1.1	0.7
Plus: all other category	112.2	99.3	12.9	13.0
Less: elimination of intercompany consolidated SG&A expenses	(2.1)	(0.6)	(1.5)	N.M.
Total consolidated (excluding share-based compensation expense)	259.4	246.9	12.5	5.1	$(12.3)	(4.8)
Share-based compensation expense	45.9	38.6	7.3	18.9
Total	$305.3	$285.5	$19.8	6.9

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$260.0	$254.0	$6.0	2.4	$2.9	1.1
VM Ireland	26.8	29.6	(2.8)	(9.5)	$(3.1)	(10.5)
Total consolidated reportable segments	286.8	283.6	3.2	1.1
Plus: all other category	227.0	193.7	33.3	17.2
Less: elimination of intercompany consolidated SG&A expenses	(4.3)	(2.1)	(2.2)	N.M.
Total consolidated (excluding share-based compensation expense)	509.5	475.2	34.3	7.2	$(11.5)	(2.2)
Share-based compensation expense	76.4	73.0	3.4	4.7
Total	$585.9	$548.2	$37.7	6.9
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Three months ended June 30,		Increase		Organic decrease
	2025	2024	$	%	$	%
	in millions, except percentages

General and administrative (a)	$175.4	$169.8	$5.6	3.3	$(7.7)	(4.4)
External sales and marketing	84.0	77.1	6.9	8.9	(4.6)	(5.4)
Total	$259.4	$246.9	$12.5	5.1	$(12.3)	(4.8)

	Six months ended June 30,		Increase		Organic decrease
	2025	2024	$	%	$	%
	in millions, except percentages

General and administrative (a)	$339.3	$327.0	$12.3	3.8	$(6.4)	(1.9)
External sales and marketing	170.2	148.2	22.0	14.8	(5.1)	(2.9)
Total	$509.5	$475.2	$34.3	7.2	$(11.5)	(2.2)
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $12.5 million or 5.1% and $34.3 million or 7.2% during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024. These increases include increases of $12.4 million and $39.6 million, respectively, attributable to the impact of the Formula E Acquisition. On an organic basis, our SG&A expenses decreased $12.3 million or 4.8% and $11.5 million or 2.2%, respectively. These decreases include the following factors:

•Decreases in external sales and marketing costs of $4.6 million or 5.4% and $5.1 million or 2.9%, respectively, primarily due to the net effect of (i) lower costs associated with advertising campaigns, including decreases at Telenet and VM Ireland, and (ii) higher third-party sales commissions, as increases at Telenet were only partially offset by decreases at VM Ireland;

•Decreases in personnel costs of $5.4 million or 4.0% and $3.0 million or 1.2%, respectively, primarily due to the net effect of (i) lower incentive compensation costs and (ii) higher average costs per employee, primarily due to an increase at Telenet for the six-month comparison; and

•Decreases in business service costs of $5.1 million or 12.9% and $2.8 million or 4.1%, respectively, primarily due to (i) lower travel and entertainment expenses and (ii) lower consulting costs.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Liberty Global (a):
Non-performance based incentive awards	$21.3	$27.8	$43.1	$56.1
Performance based incentive awards	15.4	4.9	20.9	7.0
Other (b)	8.8	7.4	14.9	14.8
Total Liberty Global	45.5	40.1	78.9	77.9
Other	3.9	3.3	3.9	4.5
Total	$49.4	$43.4	$82.8	$82.4
Included in:
Other operating expense	$3.5	$4.8	$6.4	$9.4
SG&A expense	45.9	38.6	76.4	73.0
Total	$49.4	$43.4	$82.8	$82.4
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

Depreciation and amortization expense

Our depreciation and amortization expense was $250.8 million and $483.0 million for the three and six months ended June 30, 2025, respectively, and $282.7 million and $505.4 million for the three and six months ended June 30, 2024, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $44.3 million or 15.7% and $28.3 million or 5.6% during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024. These decreases are primarily due to the net effect of (i) decreases associated with certain assets becoming fully depreciated, primarily at Telenet and (ii) increases associated with property and equipment additions related to the installation of CPE, the expansion and upgrade of our networks and other capital initiatives, primarily at Telenet.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $5.5 million and $3.8 million during the three and six months ended June 30, 2025, respectively, and $4.5 million and $38.1 million during the three and six months ended June 30, 2024, respectively.

The amounts for the 2024 periods include (i) restructuring costs of $4.0 million and $19.2 million, respectively, and (ii) a provision for legal contingencies of $17.5 million during the first quarter of 2024.

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

Interest expense

We recognized interest expense of $129.5 million and $257.0 million during the three and six months ended June 30, 2025, respectively, and $144.4 million and $289.9 million during the three and six months ended June 30, 2024, respectively. Excluding the effects of FX, interest expense decreased $21.7 million or 15.0% and $35.6 million or 12.3% during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in 2024. These decreases are primarily attributable to lower weighted average interest rates, partially offset by higher average outstanding debt balances. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Cross-currency and interest rate derivative contracts (a)	$(323.2)	$103.2	$(433.9)	$280.3
Equity-related derivative instruments (b)	(73.9)	(4.6)	(123.1)	(48.1)
Foreign currency forward and option contracts	(9.0)	(7.4)	(13.7)	(7.7)
Other	0.1	—	—	—
Total	$(406.0)	$91.2	$(570.7)	$224.5
_______________

(a)The losses for the 2025 periods are primarily attributable to the net effect of (i) net losses associated with changes in the relative value of certain currencies and (ii) a net loss for the three-month period and a net gain for the six-month period associated with changes in certain market interest rates. In addition, the losses for the 2025 periods include net gains of $5.2 million and $9.4 million, respectively, resulting from changes in our credit risk valuation adjustments. The gains for the 2024 periods are attributable to net gains associated with changes in (a) the relative value of certain currencies and (b) certain market interest rates. In addition, the gains for the 2024 periods include net losses of $2.2 million and $5.5 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Intercompany balances denominated in a currency other than the entity’s functional currency (a)	$(2,367.0)	$196.4	$(3,593.7)	$832.2
U.S. dollar-denominated debt issued by euro functional currency entities	279.1	(23.8)	424.9	(105.8)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(2.6)	0.8	(2.8)	5.9
Other	0.6	0.1	0.7	0.5
Total	$(2,089.9)	$173.5	$(3,170.9)	$732.8
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Vodafone	$57.9	$(1.7)	$121.6	$46.5
ITV	43.1	33.1	79.8	83.1
Televisa Univision	(27.6)	1.2	(41.6)	10.7
Plume	(9.7)	(26.7)	(13.0)	(27.8)
Lionsgate (a)	(9.5)	(4.1)	(7.3)	(10.1)
Aviatrix	(4.0)	(13.2)	(3.8)	(27.5)
EdgeConneX	14.9	17.3	3.6	89.1
SMAs	6.7	1.6	3.4	20.9
Lacework (b)	—	(8.0)	—	(75.6)
Other, net	(16.5)	(29.3)	(31.6)	(26.0)
Total	$55.3	$(29.8)	$111.1	$83.3
______________

(a)Amounts represent the change in fair value of our investment in Lionsgate, both before and after the Lionsgate Separation. Following the Lionsgate Separation, changes in fair value related to our investment in Starz are included in ‘Other, net’ in the above table.

(b)We completed the sale of our investment in Lacework during the third quarter of 2024.

Losses on debt extinguishment, net

We recognized net losses on debt extinguishment of $0.9 million and $8.9 million during the three and six months ended June 30, 2025, respectively, related to the write-off of unamortized deferred financing costs and discounts. For additional information, see note 9 to our condensed consolidated financial statements.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

VMO2 JV (a)	$(161.1)	$3.0	$(247.7)	$3.7
VodafoneZiggo JV (b)	(48.1)	4.8	(70.7)	11.4
nexfibre JV	(29.6)	(0.7)	(42.2)	11.7
AtlasEdge JV	(18.5)	(4.7)	(34.5)	(13.8)
Formula E (c)	—	(18.8)	—	(23.3)
All3Media (d)	—	(5.4)	—	(15.5)
Other, net	(7.3)	(2.8)	(17.5)	(5.8)
Total	$(264.6)	$(24.6)	$(412.6)	$(31.6)
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Revenue	$3,373.5	$3,375.4	$6,499.8	$6,658.2
Adjusted EBITDA	$1,172.3	$1,132.4	$2,245.7	$2,206.0
Operating income	$164.6	$286.1	$304.7	$514.9
Non-operating expense (1)	$(568.5)	$(259.1)	$(920.8)	$(444.8)
Net earnings (loss)	$(308.9)	$12.6	$(474.7)	$35.3
    _______________

(1)Includes interest expense of $399.0 million, $415.2 million, $788.6 million and $833.1 million in the respective periods shown.

The changes in the VMO2 JV’s revenue during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, are primarily due to (i) decreases in other revenue related to low-margin construction revenue from the nexfibre JV, (ii) decreases in mobile revenue due to lower handset revenue and (ii) lower B2B fixed revenue, with each revenue category as defined and reported by the VMO2 JV. The changes in the VMO2 JV’s Adjusted EBITDA during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, are primarily due to the net effect of (a) the aforementioned changes in revenue, (b) cost efficiencies and (c) decreases in the nexfibre JV construction impact to Adjusted EBITDA. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(b)Represents (i) our 50% share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $14.4 million, $13.7 million, $27.7 million and $27.5 million in the respective periods shown, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	in millions

Revenue	$1,123.3	$1,091.6	$2,175.3	$2,205.6
Adjusted EBITDA	$496.7	$518.7	$959.8	$1,037.7
Operating income	$29.6	$94.4	$47.4	$198.6
Non-operating expense (1)	$(187.2)	$(104.4)	$(294.0)	$(234.1)
Net loss	$(119.9)	$(15.4)	$(190.4)	$(29.0)
    _______________

(1)Includes interest expense of $192.5 million, $204.8 million, $380.2 million and $411.2 million in the respective periods shown.

The changes in the VodafoneZiggo JV’s revenue during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, are primarily due to (i) decreases in consumer fixed revenue, partially offset by repricing impact, and (ii) lower B2B mobile revenue, partially offset by higher B2B fixed revenue. The changes in the VodafoneZiggo JV’s Adjusted EBITDA during the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, are primarily due to the net effect of (a) the aforementioned changes in revenue, (b) higher programming costs, (c) increases in consultancy costs, (d) higher marketing costs and (e) cost control measures in customer service, IT and procurement. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

The VodafoneZiggo JV is experiencing significant competition in both its fixed-line and mobile operations. If the adverse impacts of economic, competitive, regulatory or other factors were to cause significant deterioration of the results of operations or cash flows of the VodafoneZiggo JV, we could conclude in future periods that our investment in the VodafoneZiggo JV is impaired or management of the VodafoneZiggo JV could conclude that an impairment of the VodafoneZiggo JV goodwill and, to a lesser extent, long-lived assets, is required. Any such impairment of the VodafoneZiggo JV’s goodwill or our investment in the VodafoneZiggo JV would be reflected as a component of share of results of affiliates, net, in our condensed consolidated statement of operations. Our share of any such impairment charges could be significant.

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

Other income, net

We recognized other income, net, of $33.1 million and $76.5 million during the three months ended June 30, 2025 and 2024, respectively, and $52.5 million and $112.9 million during the six months ended June 30, 2025 and 2024, respectively. These amounts include interest and dividend income of $39.2 million and $75.5 million during the three month periods, respectively, and $57.6 million and $111.8 million during the six month periods, respectively.

Income tax benefit (expense)

We recognized income tax benefit (expense) of ($0.9 million) and $69.1 million during the three and six months ended June 30, 2025, respectively, and ($28.2 million) and ($71.0 million) during the three and six months ended June 30, 2024.

The income tax expense during the three months ended June 30, 2025 differs from the expected income tax benefit of $415.9 million (based on the Bermuda statutory income tax rate of 15.0%), primarily due to the net negative impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates. The net negative impact of these items was partially offset by the net positive impact of statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory income tax rate.

The income tax benefit during the six months ended June 30, 2025 differs from the expected income tax benefit of $624.9 million (based on the Bermuda statutory income tax rate of 15.0%), primarily due to the net negative impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates. The net negative impact of these items was partially offset by the net positive impact of (a) statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory income tax rate and (b) a net decrease in valuation allowances.

The income tax expense during the three months ended June 30, 2024 differs from the expected income tax expense of $88.1 million (based on the U.K. statutory income tax rate of 25.0%), primarily due to the net positive impact of (i) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates, including the non-taxable gain on the sale of All3Media, and (ii) non-deductible or non-taxable foreign currency exchange results. The net positive impact of these items was partially offset by the net negative impact of certain permanent differences between the financial and tax accounting treatment of interest and other expenses.

The income tax expense during the six months ended June 30, 2024 differs from the expected income tax expense of $257.4 million (based on the U.K. statutory income tax rate of 25.0%), primarily due to the net positive impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates, including the non-taxable gain on the sale of All3Media. The net positive impact of these items was partially offset by the net negative impact of certain permanent differences between the financial and tax accounting treatment of interest and other expenses.

For additional information concerning our income taxes, see note 11 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended June 30, 2025 and 2024, we reported earnings (loss) from continuing operations of ($2,773.8 million) and $324.1 million, respectively, consisting of (i) operating income (loss) of $29.6 million and ($33.0 million), respectively, (ii) net non-operating income (expense) of ($2,802.5 million) and $385.3 million, respectively, and (iii) income tax expense of $0.9 million and $28.2 million, respectively.

During the six months ended June 30, 2025 and 2024, we reported earnings (loss) from continuing operations of ($4,097.1 million) and $958.6 million, respectively, consisting of (i) operating income (loss) of $90.3 million and ($45.3 million), respectively, (ii) net non-operating income (expense) of ($4,256.5 million) and $1,074.9 million, respectively, and (iii) income tax benefit (expense) of $69.1 million and ($71.0 million), respectively.

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

Loss from discontinued operations, net of taxes

We reported losses from discontinued operations, net of taxes, of $48.9 million and $156.4 million during the three and six months ended June 30, 2024, respectively, related to the operations of the Sunrise Entities. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests was $19.1 million and $7.1 million during the three months ended June 30, 2025 and 2024, respectively, and $33.1 million and $24.1 million during the six months ended June 30, 2025 and 2024, respectively, attributable to certain noncontrolling interests at Telenet and Formula E.

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

Cash, cash equivalents and SMAs

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents and investments held under SMAs at June 30, 2025 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$0.3
Unrestricted subsidiaries (b)	598.4
Total Liberty Global and unrestricted subsidiaries	598.7
Borrowing groups (c):
Telenet	1,204.0
VM Ireland	13.8
Total borrowing groups	1,217.8
Total cash and cash equivalents (d)	1,816.5
Investments held under SMAs (e)	82.8
Total cash and cash equivalents and investments held under SMAs	$1,899.3
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.
(d)The total cash and cash equivalents balance includes $1,309.6 million or 72.1% and $478.9 million or 26.4% denominated in euros and U.S. dollars, respectively.

(e)The balance of our investments held under SMAs is held by unrestricted subsidiaries of Liberty Global and includes $73.0 million or 88.2% denominated in U.S. dollars.
For additional information regarding our cash and cash equivalents and investments held under SMAs, see the discussion under Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Cash and Investments below.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $0.3 million of cash held by Liberty Global and, subject to certain tax and legal considerations, the $598.4 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $82.8 million of investments held under SMAs, represented available liquidity at the corporate level at June 30, 2025. Our remaining cash and cash equivalents of $1,217.8 million at June 30, 2025 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at June 30, 2025, see note 9 to our condensed consolidated financial statements.

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

At June 30, 2025, our consolidated cash and cash equivalents included $1,816.2 million held by entities that are domiciled outside of Bermuda. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

During the six months ended June 30, 2025, the aggregate amount of our share repurchases, including direct acquisition costs, was $103.0 million. Under our current share repurchase program, we are authorized during 2025 to repurchase up to 10% of our total outstanding shares as of December 31, 2024. For additional information regarding our share repurchase programs, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at June 30, 2025, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our June 30, 2025 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) purchase obligations associated with CPE and certain service-related commitments, (b) programming, studio output and sports rights contracts and (c) certain operating costs associated with our networks. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, a significant portion of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 15 to our condensed consolidated financial statements.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global Ltd. Our credit facilities and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At June 30, 2025, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At June 30, 2025, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $9.9 billion, including $2.0 billion that is classified as current on our condensed consolidated balance sheet and $3.3 billion that is not due until 2029 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2025.

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

Summary. The condensed consolidated statements of cash flows of our continuing operations for the six months ended June 30, 2025 and 2024 are summarized as follows:

	Six months ended June 30,
	2025	2024	Change
	in millions

Net cash provided by operating activities	$278.4	$345.0	$(66.6)
Net cash provided (used) by investing activities	(246.9)	567.8	(814.7)
Net cash used by financing activities	(191.0)	(439.7)	248.7
Effect of exchange rate changes on cash and cash equivalents and restricted cash	159.7	(31.7)	191.4
Net increase in cash and cash equivalents and restricted cash	$0.2	$441.4	$(441.2)

Operating Activities. The decrease in net cash provided by operating activities is primarily attributable to the net effect of (i) a decrease in cash provided due to lower receipts of interest, (ii) a decrease in cash provided due to lower net cash receipts related to derivative instruments, (iii) an increase in cash provided due to lower payments of interest, net of €5.4 million ($6.2 million at the applicable rate) cash paid related to the partial settlement of the Vodafone Collar Loan, and (iv) an increase due to FX.

Investing Activities. The change in net cash provided (used) by investing activities is primarily attributable to (i) a decrease in cash of $411.7 million in connection with the sale of our investment in All3Media during the second quarter of 2024, (ii) a decrease in cash of $258.7 million associated with lower net cash received from the sale of our investments primarily related to the net effect of (a) lower net cash received from the sale of our investments held under SMAs and (b) €82.8 million ($95.5 million at the applicable rate) of net proceeds from the partial sale of our investment in Vodafone, and (iii) a decrease in cash of $171.5 million due to higher capital expenditures.

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

	Six months ended June 30,
	2025	2024
	in millions

Property and equipment additions	$610.8	$461.4
Assets acquired under capital-related vendor financing arrangements	(32.1)	(41.6)
Assets acquired under finance leases	—	(0.6)
Changes in current liabilities related to capital expenditures	(16.1)	(28.1)
Capital expenditures, net	$562.6	$391.1

The increase in our property and equipment additions during the six months ended June 30, 2025, as compared to the corresponding period in 2024, is primarily attributable to an increase in local currency expenditures of our subsidiaries primarily due to an increase in new build and upgrade projects.

Financing Activities. The decrease in net cash used by financing activities is primarily attributable to the net effect of (i) a decrease in cash used of $244.5 million due to lower repurchases of Liberty Global common shares, (ii) an increase in cash used of $92.0 million due to higher net repayments of debt, including €78.2 million ($90.2 million at the applicable rate) associated with the partial settlement of the Vodafone Collar Loan, and (iii) a decrease in cash used of $84.1 million due to higher net cash receipts related to derivatives, including €71.7 million ($82.7 million at the applicable rate) associated with the partial unwind and restructure of the Vodafone Collar. For additional information regarding the Vodafone Collar and Vodafone Collar Loan, see notes 5 and 9, respectively, to our condensed consolidated financial statements.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by operating activities of our continuing operations, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our condensed consolidated statements of cash flows, with each item excluding any cash provided or used by our discontinued operations. Net cash provided by operating activities of our continuing operations includes cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions of $1.1 million and $5.9 million during the six months ended June 30, 2025 and 2024, respectively.

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

The following table provides the details of our adjusted free cash flow:

	Six months ended June 30,
	2025	2024
	in millions

Net cash provided by operating activities of our continuing operations	$278.4	$345.0
Operating-related vendor financing additions (a)	151.6	170.6
Cash capital expenditures, net	(562.6)	(391.1)
Principal payments on operating-related vendor financing	(176.6)	(162.6)
Principal payments on capital-related vendor financing	(30.4)	(51.5)
Principal payments on finance leases	(2.8)	(1.6)
Adjusted free cash flow	$(342.4)	$(91.2)
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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2024 10-K. The following discussion updates selected numerical information to June 30, 2025.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2025.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At June 30, 2025, $1,309.6 million or 72.1% and $478.9 million or 26.4% of our consolidated cash balance was denominated in euros and U.S. dollars, respectively, and $73.0 million or 88.2% of our consolidated balance of investments held under SMAs was denominated in U.S. dollars.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	June 30, 2025	December 31, 2024

Spot rates:
Euro	0.8502	0.9663
British pound sterling	0.7292	0.7988

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Average rates:
Euro	0.8817	0.9289	0.9159	0.9250
British pound sterling	0.7488	0.7922	0.7712	0.7904

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

Weighted Average Variable Interest Rate. At June 30, 2025, the outstanding principal amount of our variable-rate indebtedness aggregated $6.8 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 5.4%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $34.0 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2025:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €308 million ($361 million); and

(ii)an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €71 million ($83 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €73 million ($85 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of June 30, 2025. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2025
		2026	2027	2028	2029	2030	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(56.8)	$3.4	$(101.0)	$(74.4)	$(19.9)	$1.5	$0.2	$(247.0)
Principal-related (b)	—	—	—	144.8	—	—	—	144.8
Other (c)	4.0	1.5	(0.1)	0.2	—	—	—	5.6
Total	$(52.8)	$4.9	$(101.1)	$70.6	$(19.9)	$1.5	$0.2	$(96.6)
_______________

(a)Includes (i) the cash flows of our interest rate cap, swaption, floor and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)Includes the principal-related cash flows of our cross-currency swap contracts.

(c)Includes amounts related to our foreign currency forward contracts. As further discussed in note 5 to our condensed consolidated financial statements, we fully settled the Vodafone Collar Loan using the value of the remaining Vodafone shares and the Vodafone Collar in July 2025 and accordingly, there are no amounts related to the Vodafone Collar in the above table.

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2025. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of June 30, 2025 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2025 through April 30, 2025:
Class A	—	$—	—	(b)
Class C	1,881,276	$11.09	1,881,276	(b)
May 1, 2025 through May 31, 2025:
Class A	—	$—	—	(b)
Class C	2,288,393	$9.91	2,288,393	(b)
June 1, 2025 through June 30, 2025:
Class A	—	$—	—	(b)
Class C	2,054,106	$10.07	2,054,106	(b)
Total — April 1, 2025 through June 30, 2025:
Class A	—	$—	—	(b)
Class C	6,223,775	$10.32	6,223,775	(b)
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)Under our current share repurchase program, we are authorized during 2025 to repurchase up to 10% of our total outstanding shares as of December 31, 2024. As of June 30, 2025, the remaining number of our Class A and/or Class C common shares that we are authorized to repurchase during 2025 was 25.5 million. Based on the average of the respective closing share prices as of June 30, 2025, this would equate to additional share repurchases during the remainder of 2025 of approximately $259.1 million. However, the actual U.S. dollar amount of our share repurchases during the remainder of 2025 will be determined by the actual transaction date share prices during the year and could differ significantly from this amount. For additional information, see note 12 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 5.OTHER INFORMATION

During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holdings, Including Indentures:
4.1
Supplemental Agreement dated June 30, 2025, between, among others, Telenet BV as company and The Bank of Nova Scotia as facility agent and attached as a schedule thereto, a copy of the Amended and Restated Credit Agreement dated June 30, 2025, between, among others, Telenet BV as original borrower and The Bank of Nova Scotia as facility agent and KBC Bank NV as security agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current report on Form 8-K filed July 1, 2025 (File No. 001-35961)).

10 — Material Contracts:
10.1	Form of Non-Qualified Share Option Agreement under the Liberty Global 2023 Incentive Plan*
10.2	Form of Non-Executive Director Restricted Share Units Agreement under the Liberty Global 2023 Incentive Plan*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Chief Financial Officer*

32 — Section 1350 Certification**

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
_______________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL LTD.

Dated:	August 1, 2025	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	August 1, 2025	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer