Form 10-K
period 2025-12-31
Liberty Global Ltd.
filed 2026-02-18
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $3.0 billion.
The number of outstanding common shares of Liberty Global Ltd. as of January 31, 2026 was: 174,608,257 shares of class A common shares, 12,968,658 shares of class B common shares and 147,451,800 shares of class C common shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2026 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY GLOBAL LTD.
2025 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. BUSINESS

Who We Are

We are Liberty Global Ltd. (Liberty Global), a dynamic team of operators and investors generating and delivering long-term shareholder value through the strategic management of three complementary platforms: Liberty Telecom, Liberty Growth and Liberty Services.

Liberty Telecom is a world leader in converged broadband, video and mobile communications that has built fixed-mobile convergence (FMC) national champions through some of Europe’s best-known consumer brands. These brands deliver market-leading connectivity and entertainment products through next-generation networks, providing approximately 80 million fixed and mobile connections at December 31, 2025. We are pursuing strategies in each market to drive commercial momentum, finance and monetize network infrastructure and pursue accretive transactions that deliver value to our shareholders.

Liberty Growth invests in scalable businesses across the technology, media, sports and infrastructure sectors that we believe create unique opportunities to generate shareholder value. As of December 31, 2025, Liberty Growth held investments in approximately 70 companies and funds valued at approximately $3.4 billion.

Liberty Services delivers innovative technology, operational and financial services to both Liberty Global affiliates and third parties. Liberty Services currently generates most of its revenue from certain of our affiliates and related parties, but is focused on growing its unique, scaled-based services to third parties.

Primary Business Operations:

Brand	Entity	Location	Ownership(1)
	Telenet	Belgium	100.0%
	Virgin Media	Ireland	100.0%
	UPC Slovakia(2)	Slovakia	100.0%
	Virgin Media O2	United Kingdom	50.0%
	VodafoneZiggo	Netherlands	50.0%
(1)As of December 31, 2025.
(2)Sale of this business is pending; see note 6 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K for further information.

General Development of Business

As a result of a series of mergers that were completed on June 7, 2013, Liberty Global plc became the publicly-held parent company of the successors by merger of Liberty Global, Inc. (the predecessor to Liberty Global plc) and Virgin Media Inc. (Virgin Media). On November 23, 2023, Liberty Global plc completed a statutory scheme of arrangement, pursuant to which a new Bermudan company, Liberty Global Ltd., became the sole shareholder of Liberty Global plc and the parent entity of the entire group of Liberty Global companies (the Redomiciliation). The Redomiciliation resulted in the Liberty Global group parent company changing its jurisdiction of incorporation from England and Wales to Bermuda. In this Annual Report on Form 10-K, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessors) or collectively to Liberty Global (or its predecessors) and its subsidiaries and any of its nonconsolidated joint ventures. Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of December 31, 2025, and operational data, including subscriber statistics and ownership percentages, are as of December 31, 2025.

Acquisitions and Dispositions

We have entered into agreements related to, and completed, a number of strategic acquisitions, dispositions and joint ventures over the last several years. We entered into these acquisitions, dispositions and joint ventures in order to execute on our strategy to concentrate on markets where we can focus on creating national champion FMC businesses in core markets and unlock significant synergies.

Acquisitions. Our significant acquisitions include:

•On August 1, 2025, our 50:50 joint venture with Telefonica, S.A. in the United Kingdom (the U.K.) (the VMO2 JV) combined its business-to-business (B2B) operations with Daisy Group (the U.K. B2B Group), a leading B2B provider of information technology, communications and cloud services in the U.K. Following this transaction, the VMO2 JV owns 70% of the U.K. B2B Group’s equity capital, with Daisy Group owning the remaining 30%. As with the VMO2 JV, the U.K. B2B Group is not consolidated in our financial statements.

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

Dispositions. Our significant dispositions include:

•On December 18, 2025, we entered into an agreement to sell our operations in Slovakia to O2 Slovakia s.r.o., an affiliate of e& PPF Telecom Group B.V., for a total transaction value of approximately €95 million ($110 million), subject to customary debt and working capital adjustments at completion. Closing of the transaction is subject to regulatory approval, which is expected in the first half of 2026. In addition, we have agreed to provide certain transitional services for a period of up to 42 months from the closing of the transaction. These services principally comprise network and information technology-related functions. Liberty Global will also allow the use of the UPC brand for a transitional period of up to three years as part of the transaction.

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

Other Transactions

•On February 3, 2026, we announced a new strategic partnership with Google Cloud Services to embed new artificial intelligence (AI) services throughout our operating companies and European operations (the Google Partnership). Under the Google Partnership, we will integrate certain of Google’s AI-enabled services into our customer products and services, as well as into our networks to improve scalability, security and data sovereignty and drive cost efficiencies. The initial term of the Google Partnership is five years.

•On November 23, 2023, we completed the Redomiciliation, as described above in this section. Our shares continue to trade on the Nasdaq Global Select Market under the same ticker symbols as they did prior to the Redomiciliation (LBTYA, LBTYB and LBTYK).

•On August 15, 2023, we announced a new strategic collaboration with Infosys to help scale Liberty Global’s digital entertainment and connectivity platforms. The agreement has an initial five-year term, with an option to extend to eight years (the Infosys Partnership).

Equity Transactions

Share repurchases are an important part of our strategy in creating value for our shareholders. Under our 2025 share repurchase program, we were authorized to repurchase up to 10% of our outstanding shares (measured as of December 31, 2024) during 2025. The following table provides a summary of our share repurchases during 2025.

Title of shares	Number of shares	Average price paid per share(1)	Aggregate purchase price(1)
			in millions

Class A common shares	—	$—	$—
Class C common shares	17,436,291	$11.02	192.1
Total			$192.1
_______________

(1)Amounts include direct acquisition costs.

For a further description of our share repurchases, see note 14 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

As of the date of this Annual Report on Form 10-K, no new share repurchase program has been approved for 2026, and therefore, at this time, we are not authorized to repurchase any shares during 2026.

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

•economic and business conditions and industry trends in the countries in which we or our affiliates operate, including the impact of the increasingly uncertain and volatile economic conditions, an inflationary environment and changes in government policies, including those related to trade and tariffs;
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
•changes in consumer video, mobile and broadband usage, preferences and habits, including increased demand for high-speed data transmission services and artificial intelligence-enabled services;
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
•our ability to continue to use intellectual property used to conduct our operations;
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
•the ability of suppliers and vendors (including our third-party wireless network provider, Three (Hutchison) (Three), under our mobile virtual network operator (MVNO) arrangement at VM Ireland (as defined below)) to timely deliver quality products, equipment, software, services and access;
•the leakage of sensitive customer or company data or the failure by us, our affiliates or our third-party providers to comply with applicable data protection laws, regulations and rules;
•our ability and the ability of our third-party service providers to anticipate, protect against, mitigate and contain the loss of our and our customers’ data as a result of cyber attacks on us or any of our affiliates or our third-party service providers;
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
•our ability to successfully acquire new businesses or form joint ventures and, if acquired or joined, to integrate, realize anticipated synergies from, and implement our business plans with respect to, the businesses we have acquired or joined or that we expect to acquire or join on the timelines, or within the budgets, estimated for such integrations;
•successfully integrating businesses or operations that we acquire or partner with on the timelines, or within the budgets, estimated for such integrations;
•our ability to realize the expected synergies from our acquisitions and joint ventures in the amounts anticipated or on the anticipated timelines;
•our ability to obtain regulatory and shareholder approval and satisfy other conditions necessary to close acquisitions, dispositions, combinations or joint ventures and the impact of conditions imposed by competition and other regulatory authorities in connection with any of our acquisitions, combinations or joint ventures;
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

Description of Business

We are one of the world’s leading telecommunications companies, delivering long-term shareholder value through the strategic management of our three complementary platforms: Liberty Telecom, Liberty Growth and Liberty Services. Liberty Telecom is a world leader in converged broadband, video, and mobile communications that has built FMC national champions through some of Europe’s best-known consumer brands. Liberty Telecom provides these services to our residential and business customers over our fiber-rich fixed and, increasingly, 5G SA mobile networks that empower customers and strengthen national economies. We design these services to enable our customers to access the digital world on their own terms, with top quality connectivity and ease of use at the core of our strategy. Our extensive broadband networks enable us to deliver ultra-high-speed internet service across our markets, be it through fiber, Hybrid Fiber Coaxial (HFC) or mobile technologies, and we strive to extend our reach and reinforce our speed leadership. Across our footprint we offer converged fixed and mobile experiences in and out of the home, and it is our ambition to further enhance this proposition through strategic acquisitions and partnerships and through product developments to offer our customers a world-class suite of products and services. As part of this strategy, Telenet, the VMO2 JV and our 50:50 joint venture with Vodafone Group plc (Vodafone) (the VodafoneZiggo JV) deliver mobile services as mobile network operators (MNOs) and Virgin Media Ireland (VM Ireland) delivers mobile services as an MVNO through Three’s network.

Liberty Telecom provides residential and business telecommunication services in Belgium through Telenet, in Ireland through VM Ireland and in Slovakia through UPC Slovakia, and we are a leading fixed network provider in each of these countries. We also own 50% of both the VMO2 JV and the VodafoneZiggo JV, each of which is a fixed network leader in their respective countries.

Liberty Growth is our venture capital arm that invests in scalable businesses in each of the technology, media, sports and infrastructure sectors. Liberty Growth has amassed investments in approximately 70 companies and funds, with concentrated investments in industry leaders such as Formula E, Televisa Univision, Edgeconnex, AtlasEdge and ITV.

Liberty Services is our corporate services business unit, delivering innovative technology, operational and financial services to Liberty Global’s operating companies and other third-parties.

A breakdown of our revenue by major category for our consolidated reportable segments appears in note 19 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

Our People Planet Progress sustainability strategy is our pathway to growing for good. It allows us to empower our people and our communities, reduce our environmental impact and ensure integrity and transparency in everything we do.

Our People priority focuses on us growing inclusively – for our employees, our customers and our communities. We are committed to building a culture where everyone feels they belong. We want every colleague to feel valued, respected and empowered to be themselves at work – so they can perform at their best. We are playing our part in building tomorrow’s workforce by supporting STEM and digital skills education, which fosters future technology talent development and supports our broader societal needs. Additionally, through our Inclusive Connectivity initiatives, we offer affordable digital services and devices for those in need to enhance equitable access to the digital world. Lastly, our community impact work is rooted in our focus on volunteering and our partnerships to create a positive impact in communities where we live and work.

Our Planet priority focuses on building a sustainable, low-carbon future and accelerating our decarbonization journey. We are ensuring the procurement of energy from renewable sources and enhancing the efficiency of our networks. We are also working with our suppliers, the largest contributor to our carbon footprint, to bring down their emissions. Many of our products are designed for circularity, allowing for more sustainable materials and ensuring easier pathways to refurbishment and disposal at the end of their useful life. Our Planet priority also brings together innovation opportunities with smart energy initiatives—making our networks, products and operations more efficient and sustainable through the use of AI and other transformative technologies. We are also working to reduce our carbon emissions. Across our company, our entities and joint ventures have individual commitments and climate transition plans. The majority of our operations—including Telenet, the VodafoneZiggo JV and the VMO2 JV—have science-based approved Net Zero targets for 2040.

Our Progress priority underscores our commitment to transparency throughout our own operations and those across our value chain. This is supported by our robust governance structures and ethical practices. We are managing our climate-based risks to strengthen our future resilience. We engage with leading global benchmarks to measure our performance across critical topics involving environmental, social and governance matters. We highly value our partnerships and affiliations, such as the United Nations Global Compact which enables us to drive progress in our operations and the wider industry.

Operating Data

The following table presents certain operating data as of December 31, 2025 with respect to the networks of our subsidiaries and significant joint ventures. The following tables reflect 100% of the reported data applicable to each of our subsidiaries and significant joint ventures regardless of our ownership percentage.

	Homes Passed(1)	Fixed-Line Customer Relationships(2)	Broadband Subscribers(3)	Total RGUs(4)	Mobile Subscribers(5)

Consolidated Liberty Global:
Telenet	4,246,200	1,934,100	1,734,400	4,028,800	2,820,500
VM Ireland	1,014,300	380,400	354,100	682,300	145,900
Total	5,260,500	2,314,500	2,088,500	4,711,100	2,966,400

Nonconsolidated Reportable Segments:
VMO2 JV	16,226,100	5,789,300	5,687,600	11,372,100	36,309,300
VodafoneZiggo JV(6)	7,631,000	3,295,900	3,018,500	7,337,700	5,610,900
_______________
(1)Homes Passed are homes, residential multiple dwelling units or commercial units that can be connected to our networks without materially extending the distribution plant. Certain of our Homes Passed counts are based on census data that can change based on either revisions to the data or from new census results.
(2)Fixed-Line Customer Relationships are the number of customers who receive at least one of our broadband, video or telephony services that we count as Revenue Generating Units (RGUs), without regard to which or to how many services they subscribe. Fixed-Line Customer Relationships generally are counted on a unique premises basis. Accordingly, if an individual receives our services in two premises (e.g., a primary home and a vacation home), that individual generally will count as two Fixed-Line Customer Relationships. We exclude mobile-only customers from Fixed-Line Customer Relationships.
(3)Broadband Subscribers are homes, residential multiple dwelling units or commercial units that receive internet services over our networks, or that we service through a partner network.
(4)An RGU is, separately, a Broadband Subscriber, Video Subscriber or Telephony Subscriber. A home, residential multiple dwelling unit or commercial unit may contain one or more RGUs. For example, if a residential customer subscribes to our broadband service, video service and fixed-line telephony service, the customer would constitute three RGUs. Total RGUs is the sum of Broadband, Video and Telephony Subscribers. RGUs generally are counted on a unique premises basis such that a given premise does not count as more than one RGU for any given service. On the other hand, if an individual receives one of our services in two premises (e.g., a primary home and a vacation home), that individual will count as two RGUs for that service. Each bundled broadband, video or telephony service is counted as a separate RGU regardless of the nature of any bundling discount or promotion. Non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers may choose to disconnect after their free service period. Services offered without charge on a long-term basis (e.g., VIP subscribers or free service to employees) generally are not counted as RGUs. We do not include subscriptions to mobile services in our externally reported RGU counts. In this regard, our RGU counts exclude our separately reported postpaid and prepaid mobile subscribers.
(5)Our Mobile Subscriber count for residential and business subscribers represents the number of active subscriber identity module (SIM) cards in service rather than services provided. For example, if a mobile subscriber has both a data and voice plan on a smartphone this would equate to one Mobile Subscriber. Alternatively, a subscriber who has a voice and data plan for a mobile handset and a data plan for a laptop would be counted as two Mobile Subscribers. Customers who do not pay a recurring monthly fee are excluded from our Mobile Subscriber count after periods of inactivity ranging from 30 to 90 days, based on industry standards within the respective country. In a number of countries, our Mobile Subscribers receive mobile services pursuant to prepaid contracts. As of December 31, 2025, our Mobile Subscriber count included approximately 147,000, 6,831,800 and 268,200 prepaid Mobile Subscribers at Telenet, the VMO2 JV and the VodafoneZiggo JV, respectively. Prepaid mobile customers are excluded from the VMO2 JV’s and the VodafoneZiggo JV’s Mobile Subscriber counts after a period of inactivity of three months and nine months, respectively. The Mobile Subscriber count for the VMO2 JV includes internet of things (IoT) connections, which are Machine-to-Machine contract mobile connections, including Smart Metering contract connections. The mobile subscriber count for the VMO2 JV presented in the table above excludes mobile wholesale connections based on their definition.

(6)Amounts related to the VodafoneZiggo JV’s fixed-line and mobile products include business and multiple dwelling unit subscribers.
Additional General Notes to Table:
Our operating companies provide broadband internet, video, telephony, mobile, data or other business services. Certain of our business service revenue is derived from small or home office (SOHO) subscribers that pay a premium to receive enhanced service levels along with broadband, video or telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. All mass marketed products provided to SOHOs, whether or not accompanied by enhanced service levels and/or premium prices, are included in the respective RGU and customer counts of our broadband communications operations, with only those services provided at premium prices considered to be “SOHO RGUs” or “SOHO customers.” To the extent our existing customers upgrade from a residential product offering to a SOHO product offering, the number of SOHO RGUs or SOHO customers will increase, but there is no impact to our total RGU or customer counts. With the exception of our SOHO subscribers, we generally do not count customers of business services as customers or RGUs for external reporting purposes.
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

Products and Services

The main products and services that our operating companies (including our joint ventures) offer our customers are intelligent WiFi and broadband internet services, video, mobile and telephony services.

Intelligent WiFi and Broadband Internet Services

To meet our customers’ expectations of seamless connectivity, we developed a fully digital, cloud-based connectivity ecosystem that we call “ONE Connect,” built on top of our fiber-rich fixed broadband network. ONE Connect is fully cloud-based, enabling fast and flexible introductions of new hardware and services, as well as cloud-to-cloud open API integration. Our residential customers benefit from the gigabit speeds enabled by our “Connect Box” (as defined below), as well as “Intelligent WiFi,” which optimizes the customer’s WiFi mesh configuration to adapt and maximizes wireless connectivity speeds. Our “Smart Security” services offer a layer of security for all customer connected devices and provide network security, safe browsing and fraud prevention measures. In addition, we offer “Smart Home” bundles in select markets, providing those customers with enhanced entertainment and home automation and security services. Finally, our “Connect App” allows customers to access and manage all of our services. We are also looking to launch our “Markets One App,” where FMC products and services will be consolidated into a single application.

Our “Connect Box” is our Intelligent WiFi and telephony gateway that enables us to maximize the impact of our ultrafast broadband networks by providing reliable wireless connectivity anywhere in the home. Our latest versions of the gigabit Connect Box are based on DOCSIS 3.1 technology and WiFi 6, providing even better in-home WiFi service and coverage. During 2025, approximately 11 million of our customers had a Connect Box. Our current DOCSIS 3.1 Connect Box runs our “One Firmware” stack, a middleware software system based on the Reference Design Kit for Broadband (RDK-B). RDK-B is an open source initiative that standardizes core functions used in broadband devices, set-top boxes and IoT solutions. One Firmware supports our ONE Connect ecosystem. One Firmware runs on system-on-a-chip (SOC) technology from multiple vendors and can run on any SOC that is RDK-B compliant, enabling greater speed and agility for on-boarding of new customer premises equipment (CPE) platforms and ecosystem features, thus allowing us to build once and port to many. During 2025, we continued the roll out of One Firmware to our legacy Euro DOCSIS 3.0 WiFi 5 GW products, as well as our next generation DOCSIS 3.1 WiFi 6 GW products and XGSPON WiFi 6 gateways. To support the adoption of fiber-to-the-home, cabinet, building or node networks (fiber-to-the-home/-cabinet/-building/-node is referred to herein as FTTx) access in both on-net and off-net scenarios, we continue to roll out XGSPON (an updated standard for passive optical networks that supports 10 Gbps symmetrical data transfers) and ethernet-based Connect Boxes with WiFi 6, providing speeds up to 10 Gbps that run our One Firmware and support our ONE Connect ecosystem. We also offer a WiFi 6 Mesh extender device, the “ONE Connect Mesh,” which provides our WiFi Mesh system that is fully orchestrated and optimized via the ONE Connect Platform. Our offerings also include CPE to support a two-box architecture by adding an XGSPON Optical Network Unit, to terminate XGSPON and present ethernet, via a new Connect Box to a WiFi 6 ethernet gateway running our One Firmware, and which is expected to support our various on-net, off-net and wholesale models.

In 2023, we provided the world’s first test of DOCSIS 4 technology on live network infrastructure, capable of 10 Gbps, emphasizing the re-usability of our existing coaxial cable. In 2024, we finalized plans to introduce a DOCSIS 4 Network Termination Unit, which will terminate DOCSIS 4 (up to 10 Gbps), and connect ethernet, via the Connect Box, in similar fashion to the XGSPON two-box architecture that is described above. In 2026, we expect to begin rolling-out DOCSIS 4 across certain parts of our footprint.

During 2026, we expect to add new Connect Boxes and Mesh Extenders, supporting the WiFi 7 standard, to our DOCSIS 3.1 and XGSPON devices, which XGSPON and Mesh extenders will also support 2.4 GHz, 5GHz and 6 GHz frequencies.

Our extensive broadband network enables us to deliver ultra-high-speed internet services across our markets. We offer multiple tiers of broadband internet service, including gigabit or greater speeds across our entire footprint. The speed of service depends on the customer location and their selected service.

We deliver gigabit or greater speeds by deploying DOCSIS 3.1 technology. DOCSIS 3.1 technology is an international standard that defines the requirements for data transmission over a cable system that allows for efficient network growth. Alongside DOCSIS 3.1, XGSPON technology provides our gigabit services an additional boost, as exemplified by the launch of a 2 Gbps tier of service at VM Ireland during 2023, supported by our XGSPON Wifi 6 gateways.

Subscribers to our internet service pay a monthly fee based on the tier of service selected. We determine pricing for each different tier of internet service through an analysis of speed, market conditions and other factors. At the end of 2023, we rolled out a new Smart Security service in the U.K. and is anticipated to be rolled out to the rest of our footprint during 2026.

Mobile Services

Mobile services are key in providing our customers with seamless connectivity. Telenet, the VMO2 JV and the VodafoneZiggo JV offer mobile services as MNOs and VM Ireland offers mobile services as an MVNO over a third-party network through Three.

Under the agreement between Three and VM Ireland, VM Ireland leases a third-party’s radio access network and owns the core network, including switching, backbone and interconnections. This agreement allows VM Ireland to offer its customers mobile services without needing to build and operate a mobile radio tower network.

Most of our residential and commercial subscribers take a postpaid service plan, which often have an agreed monthly fee for a set duration (typically 1 to 2 years). The fee varies depending on the country and service selected. Service packages have different levels of data allowances, voice minutes, network speeds and roaming charges. Postpaid services can be bundled with fixed services through a “converged” offering. Through a converged offering, customers typically receive benefits, such as lower total cost or additional features. In addition, we offer prepaid mobile services, where customers pay in advance for a pre-determined amount of airtime or data and which generally have no minimum contract term. In countries where we operate as an MNO, we also offer a number of MVNOs where other mobile providers use our mobile network for their mobile offering.

Video Services

We offer multiple tiers of digital video programming and audio services, beginning with our basic video service. Basic video service subscribers pay a fixed monthly fee to receive digital video channels in standard definition, high definition (HD) and a growing number of ultra-high definition 4K resolution (4K) channels, together with an electronic programming guide. We tailor our video services in each country based on local programming preferences, cultural considerations, demographic factors and applicable regulatory requirements.

We also offer a range of premium channel packages designed to address the interests of our subscribers. For an additional monthly charge, subscribers may upgrade to one of our extended digital tier services and receive additional video channels, including the channels in the basic tier service, as well as additional HD and 4K channels. Our channel line-up includes general entertainment, sports, movies, series, documentaries, lifestyle programming, news, adult, children’s and foreign channels.

Customers may receive discounts by bundling two (double play), three (triple play) or four (quad play) of our services (bundled services), such as internet, video, fixed-line telephony and mobile services.

Our latest next-generation product suite, “Horizon 5,” is a cloud-based, multi-screen entertainment platform that integrates linear television (including recording and replay features), video-on-demand (VoD) offerings, integrated premium global and local video applications and mobile viewing into a single entertainment experience. Through the Horizon 5 personal user interface, customers can customize content recommendations and favorite channel settings. Video playback controls, navigation shortcuts and content searches can be performed using a voice-control button on the remote control. Horizon 5 is available in all our markets and can deliver 4K video content, including high dynamic range (HDR). Horizon 5 is marketed as “Telenet TV-Box” at Telenet, “Virgin TV 360” at the VMO2 JV and VM Ireland and “MediaBox Next (Mini)” at the VodafoneZiggo JV.

In the U.K., the predecessor product to Horizon 5 is based on the TiVo platform and was developed under a strategic partnership agreement with TiVo Inc. The TiVo platform is deployed on a basic set-top box and on the Virgin Media V6 box. Like Horizon 5, the Virgin Media V6 box combines 4K video (including HDR) with enhanced streaming functionality and increased processing power. The Virgin Media V6 box enables customers to record six channels simultaneously while watching a seventh channel. Customers can also begin watching a program on one television and continue on other set-top boxes in another room or through an app on their smartphones and tablets. The V6 hardware is the same hardware used in other markets with Horizon software and, over time, these V6 boxes are expected to be flashed with the latest Horizon 5 software. The TiVo platform in in the process of being phased out, and new VMO2 JV’s video customers are using the Horizon 5 platform.

We also offer an IP-only streaming device that runs the full Horizon 5 product suite, using a small puck-like device that can be placed behind a television screen. This all-IP mini set-top box is 4K capable, has low power consumption and uses a casing made from recycled plastic. We have launched this all-IP 4K-capable set-top box at Telenet, VM Ireland, the VMO2 JV and the VodafoneZiggo JV.

One of our key video services is “Replay TV,” which makes the last seven days of content (subject to blackout-related rights) available via the electronic programming guide (EPG) for on-demand viewing. Through the EPG, customers can scroll back and replay linear programming instantly, including while the live broadcast is in progress. Additionally, customers can record television programs in the cloud (or to the hard disk drive housed within the Virgin TV 360 set-top box).

In most of our markets, we offer transactional VoD that provides subscribers with access to a broad library of movies and television series. In several of our markets, subscription VoD service is included in certain video offerings. This is tailored by market based on available content, consumer preferences and competitive positioning. Additionally, in all of our markets we offer global premium over-the-top (OTT) services such as Netflix, Disney+, YouTube and Amazon Prime Video, and we also offer local OTT services via many of our set-top boxes. These paid subscription services can be bundled into customers’ packages or, in many cases, added directly to customers’ bills, providing additional convenience, including the ability to order via the set-top box.

Most of our content is also available via our online mobile app, “Horizon Go” (known as “Telenet TV” in Belgium, “Virgin TV Go” in the UK, “Virgin TV Anywhere” in Ireland, “Ziggo Go” in the Netherlands and “UPC TV” in Slovakia), which is available on mobile devices (iOS and Android) and, in certain markets, through Amazon Fire TV and Apple TV devices. Additionally, Horizon Go is available in some of our markets on Samsung Tizen, LG WebOS and Android TV devices. Customers can pause a program, series or movie and continue watching on another television, tablet, smartphone or laptop, and can also remotely schedule recordings on their Horizon 5 box at home.

Through the Infosys Partnership, we are scaling our entertainment and connectivity platforms. Infosys has responsibility for the build and operation of our Horizon platform, while we have retained the IP and strategy for the platform. Leaning on the scaled resources, technologies and capabilities of Infosys, this partnership is intended to sustain operational performance, increase development capacity for new features and capabilities and deliver cost savings.

Telephony Services

We offer voice-over-internet-protocol (VoIP) technology in most of our markets. The VMO2 JV also provides traditional circuit-switched telephony services. We pay interconnect fees to other telephony and internet providers when our subscribers’ calls terminate on another network and receive similar fees from providers when their users’ calls terminate on our network.

Our telephony services are offered on a standalone basis or in combination with one or more of our other services. Customers can select a basic fixed-line telephony product for line rental and various calling plans, including unlimited network, national or international calling, unlimited off-peak calling and minute packages to fixed and mobile phones. We also offer value-added services, such as a personal call manager, unified messaging and multiple lines for additional fees.

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

Telenet has signed a Memorandum of Understanding with Proximus NV/SA (Proximus) and Fiberklaar for a potential future collaboration on the further deployment of fiber networks in Flanders. The intended collaboration, which is dependent on the parties reaching a final agreement, obtaining regulatory and antitrust approvals and there being no adverse regulatory findings or impacts, would cover approximately 2.7 million homes across zones with medium to low population density, while continuing to leverage our existing HFC network to benefit consumers, businesses and society as a whole. In October 2025, the Belgian Competition Authority (BCA), supported by the Belgian Institute for Postal Services and Telecommunications (BIPT), announced the start of a market test to assess the proposed network sharing agreement, an important step toward a broader and faster roll-out of fiber to more Flemish households, with limited civil works. The market test concluded at the end of November and we anticipate a final decision from the BCA in the course of Q1 2026.

VM Ireland offers broadband internet and video products and services to additional households on the SIRO network, opening up new areas where VM Ireland’s own network is not available. VM Ireland has also entered into an agreement with National Broadband Ireland (NBI) to offer broadband internet and video products and services on NBI’s footprint.

Business Services

Telecommunications Services. For business and public sector organizations, we provide a range of voice, advanced data, video, wireless and cloud-based services, as well as mobile and FMC services. Our business customers include SOHOs (generally up to five employees), small businesses and medium and large enterprises. We also provide business services on a wholesale basis to other operators.

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
•video programming packages and select channel lineups for targeted industries; and
•value-added services, including managed security systems and cloud-enabled business applications.

Our intermediate to long-term strategy is to enhance our capabilities and offerings in the business services sector so we become a preferred provider in this market. To execute this strategy, partnerships and customer experience play a key role. Our business services are provided to customers based on the size of the business and the type, volume and duration of the services. SOHO and small business customers pay business market prices on a monthly subscription basis to receive enhanced service levels and business features that support their needs. For more advanced business services, customers generally enter into a service agreement. For medium to large business customers, we use customized agreements, generally lasting at least one year.

Our One Connect Platform supports a SOHO solution whereby Static IP and Multi Static IP solutions are offered to business customers. In addition, we introduced a 4G Mobile Back-Up solution to work in conjunction with this SOHO feature, providing business continuity in the unlikely event of access network outage.

Specialized Business Services. Liberty Blume Ltd. (Liberty Blume), now included within our Liberty Growth platform, is seeking to redefine business services with its high-impact, tech-enabled business solutions. Liberty Blume provides back-office, procurement, financial and environmentally conscious solutions to the company’s subsidiaries and joint ventures, as well as a growing number of third-party customers. Through its teams in the U.K. and the Netherlands, Liberty Blume offers, among others, procurement, payments, specialty finance and various people services to its customers.

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

Software Licenses

We license software products from several suppliers for our broadband internet services. The agreements for these products typically require us to pay a fee for software licenses and/or a share of advertising revenue for content licenses.

Significant FMC Joint Ventures and Investments

VMO2 JV

Liberty Global owns 50% of the VMO2 JV, an integrated communications provider of broadband internet, mobile, video, fixed-line telephony and converged services to residential and business customers in the U.K. Liberty Global has entered into a shareholders agreement with Telefónica, which previously owned O2 in the U.K. (the U.K. JV Shareholders Agreement), detailing the corporate governance of the VMO2 JV, as well as, among other things, its dividend policy and non-competition provisions. The U.K. JV Shareholders Agreement mandates that the VMO2 JV distribute to Liberty Global and Telefónica pro rata dividends of all unrestricted cash (unless agreed otherwise), subject to certain minimum thresholds and financing arrangements. Generally, Liberty Global may not transfer its ownership interest in the VMO2 JV without Telefónica’s consent.

We account for the VMO2 JV as an equity method investment. For additional information on the U.K. JV Shareholders Agreement, see note 7 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

The VMO2 JV offers gigabit internet across its fixed network, reaching 16.2 million homes, and operates a mobile network that offers over 99% outdoor population coverage on 4G, as well as 87% 5G outdoor population coverage. The VMO2 JV had over 11 million fixed RGUs as of December 31, 2025, including approximately 5.7 million broadband subscribers. The VMO2 JV does not report video or telephony subscribers on an individualized basis, although such subscribers are included in its total RGU figure. In addition, the VMO2 JV had approximately 36.3 million mobile retail connections and is the U.K.’s leading mobile operator in terms of connections, with 46.7 million connections across its mobile, IoT and wholesale services.

The VMO2 JV’s video customers have access to the Horizon 5 minibox, with all current video offerings, now including Netflix as a standard feature. Customers also have the option of subscribing to dedicated packages on entertainment, sports and cinema, while also having the flexibility to add other subscription packages, like Disney+, under one system.

The VMO2 JV provides a wide range of mobile and associated value-added products and services (e.g., priority tickets), such as voice, messaging and data services, handsets and hardware, stand-alone mobile devices and other accessories.

The VMO2 JV’s convergence proposition is called “Volt,” offering new and existing customers with Virgin Media broadband and eligible O2 Pay Monthly plans an upgrade to the next fixed broadband speed tier, increased mobile data and roaming in 75 destinations, including a WiFi guarantee, where customers are guaranteed certain minimum download speeds in every room or they receive a billing credit.

The VMO2 JV also provides business products and services to large enterprises, public sector entities and small and medium business customers, as well as operating its fixed and mobile networks to wholesale and MVNO partners.

nexfibre JV

We beneficially own approximately 25% of a joint venture in the U.K. (the nexfibre JV), which we own alongside Telefonica and certain investment funds managed by InfraVia Capital Partners (InfraVia). The nexfibre JV has constructed a wholesale FTTH broadband network of over 2.5 million premises. Telefónica owns 25% of the nexfibre JV and InfraVia owns the remaining 50%. We account for the nexfibre JV as an equity method investment. The VMO2 JV acts as the anchor client for the nexfibre JV’s fiber network and has entered into a construction agreement and a master services agreement with the nexfibre JV to provide various network construction and operational services to the nexfibre JV.

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

VodafoneZiggo JV

Liberty Global owns 50% of the VodafoneZiggo JV, a leading Dutch telecommunications company that provides fixed, mobile, video, telephony and broadband services to consumers and businesses in the Netherlands. In connection with the formation of the VodafoneZiggo JV, we entered into a shareholders agreement with Vodafone that details the governance of the VodafoneZiggo JV, including, among other things, its dividend policy and non-competition provisions. It also provides for restrictions on the transfer of interests in the VodafoneZiggo JV and exit arrangements. Under the dividend policy, the VodafoneZiggo JV must distribute its unrestricted cash to Vodafone and us, subject to minimum cash requirements and financing arrangements. We are also party to a framework agreement with the VodafoneZiggo JV to provide access to each partner’s industry expertise. We account for the VodafoneZiggo JV as an equity method investment. For additional information on the above agreements, see note 7 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

The VodafoneZiggo JV’s fixed network passes approximately 7.6 million homes. It offers internet speeds of 2 Gbps for residential customers and 2.2 Gbps for business customers across its entire footprint and has nationwide 4G and 5G mobile coverage. At December 31, 2025, the VodafoneZiggo JV had 7.3 million fixed RGUs, of which 3.0 million were broadband internet, 3.3 million were video and 1.1 million were fixed-line telephony. The VodafoneZiggo JV also had 5.6 million mobile subscribers. Besides its residential services, the VodafoneZiggo JV offers extensive business services throughout the

Netherlands. The operations of the VodafoneZiggo JV are subject to various regulations, which are described below under Regulatory Matters—Joint Venture Entities—The Netherlands.

The VodafoneZiggo JV’s customers have access to the Horizon 5 media boxes and their functionalities (marketed as “Ziggo TV”). The VodafoneZiggo JV also has its own sports channel, Ziggo Sport, that offers exclusive programming, including exclusive broadcast rights to UEFA football matches since 2024. The VodafoneZiggo JV’s customers also have access to its nationwide 4G and 5G wireless services under both prepaid or postpaid plans. The VodafoneZiggo JV provides its mobile services under various licenses. These licenses in aggregate have a weighted average useful life of approximately 18 years as of December 31, 2025. With its mobile services, the VodafoneZiggo JV is able to offer quad-play bundles and FMC services to its residential and business customers.

Liberty Growth

Liberty Growth has amassed a portfolio of investments in approximately 70 companies and funds across the world, investing in the technology, media, sports and infrastructure industries. With its long-term mindset, Liberty Growth makes meaningful investments in technologies that are expected to change how people live and work tomorrow. Some of the companies in Liberty Growth’s portfolio include ITV, Televisa Univision, Plume, EdgeConneX, Lionsgate and the Formula E racing series. When advantageous, we seek to forge commercial relationships between our operating companies and the companies we invest in, creating an even stronger partnership to help drive growth and efficiencies. The investments identified above do not represent a complete list and are not necessarily our largest investments. We may choose not to identify certain investments by name for commercial, legal, strategic or other reasons.

Additional Business Information

Technology

Our broadband internet, video and fixed-line telephony services are primarily transmitted over an HFC network. This network is composed primarily of national and regional fiber networks, which are connected to the home over the last few hundred meters by coaxial cable. Alongside our HFC network, we are increasingly rolling out services based on FTTH and leveraging fixed wireless access (FWA) technologies to service customers not covered by our fixed networks.

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
◦increasing the bandwidth of our HFC cable network to 1.2 GHz (and to 1.8 GHz in 2026);
◦converting analog video channels to digital (DVB-C);
◦moving video channels to IP delivery;
◦deploying additional DOCSIS 3.1 channels (and DOCSIS 4 channels in 2026);
◦replacing copper lines with modern optic fibers; and
◦using digital compression technologies.
•freeing spectrum by encouraging customers to move from analog to digital services;
•increasing the efficiency of our networks by moving head-end functions to cloud storage systems;
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

We are expanding our HFC and FTTH footprint and seeking mobile service opportunities where we have established fixed networks. This will allow us to make FMC offerings available to more of our customers.

We also deliver high-speed data and fixed-line telephony over our broadband network. Our European cable networks are connected to our “AORTA” backbone, which is recognized as a Tier 1 Carrier and permits us to serve our customers through settlement-free collaboration with other carriers without the cost of using a third-party network.

    All of our broadband networks are already capable of supporting the next generation of 1Gbps+ internet service. To provide these speeds to our subscribers, we are upgrading technology throughout major markets. The use of DOCSIS 3.1 technology provides us significantly higher efficiencies and allows us to offer faster speeds, in-home WiFi and better services. While DOCSIS 3.1 technology will provide up to 2.5 Gbps, in 2023, we introduced XGSPON technology across much of our FTTH footprint, enabling symmetrical speeds of up to 10 Gbps, with plans for further rollouts in 2026. In 2024, we finalized plans to introduce a DOCSIS 4 Network Termination Unit, which will connect our DOCSIS 4 HFC network to the customer’s Connect Box via an ethernet cable, in similar fashion to the XGSPON two-box architecture described above.

Supply Sources

Content. Entertainment platforms remain a key part of our telecommunication services bundles, so we invest heavily in content that our customers want. Our content strategy is based on the following key tenets:

•proposition (exceeding our customers’ entertainment desires and expectations);
•product (delivering the best content available);
•procurement (investment in the best brands, movies, shows and sports); and
•partnering (strategic alignment, acquisitions and growth opportunities).

We license almost all of our programming and on-demand offerings from third-party rights holders, including broadcasters and cable programming networks. Under our channel distribution agreements, we generally pay a monthly fee on a per channel or per subscriber basis, with occasional minimum pay guarantees. With respect to on-demand programming, we generally pay a revenue share for transactional VoD (occasionally with minimum guarantees) and either a flat fee or a monthly fee per subscriber for subscription VoD. In the case of the VMO2 JV and the VodafoneZiggo JV, transactional VoD is primarily sourced via a third party. For a majority of our agreements, we seek to include the rights to offer the licensed programming to our customers through multiple delivery platforms and through our apps on devices including smart phones and tablets.

We partner with leading international and regional pay television providers, such as Disney, Sony, Paramount, AMC, NBCUniversal, RTL, BBC and Warner Bros. Discovery (including HBO). We also seek to carry key public and private broadcasters and acquire local premium programming through select relationships with companies such as Sky plc (Sky), TNT Sports (a joint venture between BT Sport and Warner Bros. Discovery), Streamz and Canal+. For our VoD services we license a variety of programming, including box sets of television series, movies, music, kids’ programming and documentaries.

OTT apps remain important in the content space and, as part of our content strategy, we have put in place deals with a number of global and regional app providers. We currently have arrangements with Disney, Netflix, Amazon, SkyShowtime, Apple, Paramount, HBO, Viaplay and DAZN. Pursuant to these arrangements, content is made available via certain of our set-top boxes to our video customers across many of our markets, each as premium OTT services offered on an a la carte or bundled basis. The Disney+ app is available to customers at Telenet, the VMO2 JV, the VodafoneZiggo JV and VM Ireland. The Netflix and Amazon Prime Video apps are both available to customers at Telenet, VM Ireland, the VMO2 JV and the VodafoneZiggo JV. The SkyShowtime service is available to customers at the VodafoneZiggo JV. The AppleTV+ and YouTube (via agreements with Google) apps are available in all of our markets. Paramount+ is available to customers at the VMO2 JV and VM Ireland. The HBO Max app is available to customers at Telenet and the VodafoneZiggo JV. Viaplay’s service is available to customers at the VodafoneZiggo JV. The DAZN service is available to customers at Telenet and the VMO2 JV. In order to tailor our entertainment offerings to each market, we have added various locally relevant apps such as: VRT Max, VTM Go and GoPlay at Telenet, BBC iPlayer and ITVX at the VMO2 JV and Canal +, NPO Start and Videoland at the VodafoneZiggo JV.

Exclusive content is another element of our content strategy. To support this approach, we invest in content assets. We have invested in various content companies, including ITV, All3Media (which we sold in May 2024), Lionsgate, Virgin Media TV, Play Media (previously SBS Belgium) and Woestijnvis. We also invest in sports content, both as a broadcaster and as a rights owner. We have our own sports channels under the Play Sports brand in Belgium, which is exclusively available to

Telenet customers. Virgin Media Ireland customers have access to VM More, which includes sports programming as well as first look products and premium content. In addition, the VodafoneZiggo JV owns Ziggo Sport and commissions the production of certain shows such as Rondo and Race Cafe. Ziggo Sport acquired the exclusive media rights to the UEFA Champions League, the UEFA Europa League and the UEFA Europa Conference League through the 2027/2028 season. The basic Ziggo Sport service is available exclusively to the VodafoneZiggo JV’s customers, however, the premium service, Ziggo Sport Totaal, is widely available through license arrangements with all major Dutch distributors and any UEFA football matches played by participating Dutch clubs are made available for free for all Dutch non-VodafoneZiggo customers via the Ziggo Go Free app and the Ziggo Sport YouTube channel.

We also intend to continue commissioning, producing and/or co-producing content for our free-to-air (FTA) assets and VoD platforms at VM Ireland.

For mobile services in Ireland, we are dependent on third-party wireless network providers, namely Three, to carry our customers’ mobile traffic. We seek to enter into medium to long-term arrangements for these services.

Competition

We operate in markets where fixed and mobile broadband competition continues to intensify, driven by accelerated FTTx rollout, 5G availability and the entrance of low‑priced challengers. Our customers want access to high-quality telecommunication products and services that provide a seamless connectivity experience. Accordingly, our ability to offer FMC services and other complementary products and services is a key component of our strategy. Many of our largest competitors have extensive resources, allowing them to offer competitively priced FMC products and services. Our ability to offer high-quality and attractive FMC bundles combined with appealing entertainment options in these markets is one of our key strategies to attract and retain customers. We seek to distinguish ourselves through our multimedia gateway services, interactive video products (such as Replay TV and VoD), proprietary sports offerings, extensive content offers (for both in and out of the home) and our high-speed connectivity services backed by intelligent in-home WiFi solutions. This section provides an overview of the competitive landscape for FMC services, followed by details on our key competitors.

Internet

Our key competitors offer both fixed-line broadband internet via cable, digital subscriber lines (DSL), FTTx and FWA technology. These competitors offer a range of products with varying speeds and pricing, as well as interactive, data and content services. In all of our markets, our competitors provide high-speed mobile data via 5G.

Another notable competitive factor is overbuilding of our networks with FTTx technology by our competitors. Competition has intensified in recent years with the accelerated network rollout by certain FTTx providers.

•Telenet. In January 2023 Telenet signed 15-year agreements with Orange Belgium for mutual access to fixed networks (HFC and FTTH), which enabled Telenet to offer FMC services in Wallonia. Telenet launched fixed services under its BASE brand in June 2024 and became a national FMC player while expanding into Wallonia. In July 2024, Telenet’s network company joint venture, Wyre, entered into the Wyre-Fiberklaar Memorandum of Understanding to deploy fibre infrastructure in medium-dense areas in Flanders, to allow reciprocal wholesale access to each other’s infrastructure in those areas and to grant Telenet’s competitor, Proximus, wholesale access to Wyre’s HFC network in rural areas (the Cooperation). Under the Cooperation, fiber connectivity will be provided to approximately two million homes and businesses in areas with medium population density, supplemented by HFC technology for approximately 700,000 homes in the most sparsely populated areas, providing gigabit speeds throughout Flanders. In October 2025, the Belgian Competition Authority (BCA), supported by the Belgian Institute for Postal Services and Telecommunications (BIPT), announced the start of a market test to assess the Cooperation. The market test concluded in November 2025. Full implementation of the Cooperation is subject to completion of the antitrust and regulatory processes by the BCA and the BIPT (the Wyre-Proximus Agreement).

Telenet faces competition from Proximus, which provides FMC bundles, DSL (up to 100 Mbps) and fiber (up to 2 bps) with ongoing network expansion. Telenet also competes with providers that use Telenet’s wholesale cable network, Wyre, including Orange Belgium. Additionally, in December 2024, Digi entered the market as the 4th player and offers prices on fixed and mobile services that are substantially lower than currently available on the market. Despite its currently limited fixed footprint, we expect Digi to remain an important competitor going forward.

•VM Ireland. VM Ireland primarily competes with players like Eir, SIRO and Sky Ireland. While Eir and SIRO aggressively expand FTTH in urban and rural areas, VM Ireland has been rapidly upgrading its fixed network to fiber and continues to increase penetration through wholesaling and expanding via its SIRO partnership.

•Significant FMC Joint Ventures.

In the U.K., the VMO2 JV faces numerous competitors for broadband internet services, the largest of which is BT Group plc (BT). BT is actively building out its FTTx network through its subsidiary, Openreach, to support its goal of covering 25 million homes by the end of 2026. In support of this mission, BT offers a range of consumer packages with speeds of up to 1.6 Gbps. Our other large competitors include Sky, TalkTalk, Vodafone and various Altnets. The VMO2 JV has reached 1 Gbps connectivity in all 16.2 million premises. Moreover, the VMO2 JV has announced its intention to upgrade its fixed network to full fiber-to-the-premise and extend its serviceable footprint as the anchor tenant of the nexfibre JV.

The VodafoneZiggo JV’s main competitor, Koninklijke KPN N.V. (KPN), offers broadband via FTTx, DSL and VDSL, with speeds up to 200 Mbps on VDSL and 4 Gbps on FTTx. Much of the VodafoneZiggo JV’s network has been overbuilt by KPN and other FTTx providers. In 2021, KPN and APG launched Glaspoort to connect 1.2 million households and businesses in underserved areas by 2026, aiming for 80% FTTx coverage. Competition intensified further in Q3 2024 when Odido introduced low-cost 5G Fixed Wireless broadband. We expect competitive pressure from the fiber overbuild to remain high in the coming periods. The VodafoneZiggo JV entered a strategic partnership with DELTA Fiber, allowing the VodafoneZiggo JV’s internet and TV services to be offered over their networks, expanding its reach by more than 600,000 additional addresses and making its internet and television services available across virtually all of the Netherlands by the end of 2026.

Video Distribution

Our video services compete with FTA broadcasters, OTT providers and other telecommunications operators offering IPTV, VoD and multiscreen services. OTT platforms continue to be a significant competitive factor, as customers increasingly access content through third‑party apps available on multiple devices. Many of these competitors have a national footprint and offer features, pricing and video services individually and in bundles comparable to what we offer.

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

Some of our competitors have long-term exclusive contracts for certain programming, limiting opportunities for other providers to offer such programs. Our operations have limited access to certain of such programming through select contracts with these companies, including Sky and BT in the U.K. In the Netherlands, we have an exclusive deal with UEFA to broadcast Champions League and Europa League matches through the 2026-2027 season. Telecommunication providers also increasingly offer access to OTT platforms through their systems. If exclusive content offerings increase through other providers, programming options could be a deciding factor for subscribers on selecting a video service.

•Telenet. In Belgium, Proximus has competitively priced and bundled video propositions that include interactive digital television, replay television, VoD, OTT and HD service, as well as mobile-only video propositions tailored to the needs of younger market segments. Also, as a result of regulatory obligations, Telenet and other Belgian cable operators must grant alternative providers access to their cable networks. Orange Belgium gained such access in 2016 and currently offers its mobile subscribers a triple-play bundle, including broadband internet, enhanced video and mobile services. In January 2023, Telenet entered into two 15-year commercial wholesale agreements with Orange Belgium. The agreements provide Telenet and Orange Belgium access to each other’s fixed networks, including both HFC and FTTH, on a commercial basis for a 15-year period and hence supersedes the regulatory framework. In July 2023, Telenet closed the Wyre Transaction, owning a 66.8% direct ownership stake in Flanders’ leading network infrastructure company. Wyre currently provides wholesale access to its HFC and future fiber network with its customers and is seeking approval for the Wyre-Proximus Agreement. Telenet may face increased competition from other providers of video services who take advantage of the wholesale access and may be able to offer triple- and quad-play services. For more information on wholesale access, see Regulatory Matters—Belgium below.

•VM Ireland. VM Ireland owns Virgin Media Television channels that offer exclusive sports, news and entertainment, providing unique content unavailable from competitors. Sky Sports owns channels such as Sky Sports and Sky News, which directly compete with VM Ireland’s video proposition.

•Significant FMC Joint Ventures.

The VMO2 JV’s principal competitors for digital television services are Sky and FTA television providers. Other significant competitors are BT and TalkTalk Telecom Group plc (TalkTalk), each of which offer triple-play services, internet protocol television video services and multimedia home gateways. Sky owns the U.K. rights to various entertainment, sports and movie programming. Sky is both a principal competitor and an important supplier of content to the VMO2 JV. Various Sky channels, including Sky Sports, are available over Sky’s satellite system and our cable networks, as well as via Sky’s apps and online players and other television platforms. Some of the channels are available on BT and TalkTalk platforms. The VMO2 JV distributes several basic and premium video channels supplied by Sky. BT is also both a principal competitor and an important supplier of content to the VMO2 JV. The VMO2 JV actively promotes its Horizon 5 television boxes (marketed as “Virgin TV 360”) as well as its online streaming service, Virgin TV Go. Customers also have access to an all-in-one entertainment service, ‘Stream’, which combines television channels and aggregates third-party subscription services such as Sky Sports, Netflix and Disney+ to provide personalized viewing recommendations and customize the customer’s subscription mix, billed through a single account.

Both KPN and the VodafoneZiggo JV offer services like IPTV, VoD, DVR, replay and HD channels. Ziggo Sport, the VodafoneZiggo JV’s sports channel, acquired the exclusive media rights to the UEFA Champions League, the UEFA Europa League and the UEFA Europa Conference League through the 2026-2027 season.

Mobile and Telephony Services

    We compete with numerous other wireless service providers across our markets, including (among others) BT, Three, TalkTalk, BT (through EE) and VodafoneThree in the U.K., KPN, Odido and T-Mobile in the Netherlands, Proximus and Orange in Belgium and Eir, Three and Vodafone in Ireland. We are also competing with a number of new MVNO competitors who provide competitive mobile propositions, some of which do not use our network to provide such services. In 2025, the VMO2 JV announced that it was set to acquire 78.8 Mhz of spectrum from Vodafone to increase its mobile capacity, with £142.2 million of the total planned £343 million expenditure invested in 2025. The VMO2 JV also entered into an agreement with Starlink to be able to provide mobile coverage in areas of the U.K. not currently serviced by the VMO2 JV’s network. In 2024, the VodafoneZiggo JV participated in a national spectrum auction in the Netherlands and successfully acquired additional spectrum in the 3.5 gigahertz range. In order to address lower segments of the market, we operate with ancillary mobile brands, such as BASE (Belgium), giffgaff (U.K.) and Hollandsnieuwe (Netherlands).

    The market for fixed-line telephony services is competitive in all of our markets. Changes in market share are driven by the combination of price and quality of services provided and the inclusion of telephony services in bundled offerings. We generally compete against the incumbent telecommunications operators and with other VoIP operators. In addition, our businesses face competition from other FTTx-based providers or other indirect access providers.

Fixed‑line telephony competition remains strong, and demand continues to shift toward mobile and OTT‑based communications. For example, Proximus provides telephony services and is also the largest mobile operator based on number of SIM cards, allowing it to provide competitively priced bundles of the two services. Moreover, there is a fundamental shift in customer preference towards mobile and OTT. As a result, we expect our fixed telephony user base to continue its decline in favor of mobile connectivity and OTT services.

Human Capital Resources

As of December 31, 2025, our consolidated subsidiaries had an aggregate of 6,636 full-time equivalent employees, including 3,577 in Belgium, 1,543 in the U.K., 916 in the Republic of Ireland, 276 in the Netherlands, 223 in Slovakia, one in Spain, 19 in Monaco and 81 in the U.S. With respect to our significant nonconsolidated joint ventures, the VMO2 JV employed 16,841 people and the VodafoneZiggo JV employed 5,664 people as of December 31, 2025. None of the above figures include contractors or temporary employees. In 2025, we undertook a significant reshaping of our company’s workforce to better align with our evolving company strategy and objectives. This reshaping resulted in an aggregate reduction in our workforce of approximately 41% from our 2025 budgeted headcount.

Many of our European employees are represented by workers councils. We strive to maintain a positive relationship with all of our employees and any workers councils representing them. There have been no significant interruptions of our operations in recent years due to labor disputes.

We make significant ongoing investments to develop our employees and leaders — from graduates and apprentices, to people managers, emerging leaders and senior leaders. Such programs include our graduate schemes, which thrust new graduates into our fast-paced and dynamic business model, giving them immediate real-world experience along with structured support from the company. Liberty Global also prepares its future senior leadership through its yearlong Fast Forward program, in which high performing individuals are trained and challenged to become Liberty Global’s leaders of tomorrow. We invest in our employees, because we recognize that when each employee is supported and given the opportunity to succeed, our company flourishes.

Our compensation program is key to our company’s success and incentivizes our management team to execute our financial and operational goals. We concentrate on attracting, retaining and motivating talented executives who can be responsive to new and different opportunities for our company and thereby create value for our customers and shareholders. Our executive compensation program motivates our executives to maximize their contributions to the company’s success, attract and retain the best leaders for our business and to align their interests with those of our shareholders.

We foster a culture where every individual is valued and respected, while striving to create a sense of belonging for all. Our overarching goal is to attract, retain and engage the best talent, ensuring that we have access to the widest possible pool, select the best talent and create a culture where people can perform at their best. The importance of belonging extends beyond our employees’ experience and performance; it influences talent acquisition and retention and strengthens our ties to the communities where we live and operate. We have a council, co-chaired by our CEO and our Managing Director of Global Talent and Chief DEI Officer, comprised of 19 members of senior leadership from around our multi-national company. We have implemented a global vision and strategy, executed with local nuances that underpin our ambitions. The council advises on our belonging strategy, monitors progress and facilitates the exchange of best practices across our organization. The People, Planet, Progress committee of our board of directors provides guidance to this council.

Collaboration with our Employee Resource Groups (ERGs) has been integral to our belonging agenda, including at our operating companies. With approximately 20 ERGs, we co-create initiatives for strategic cultural change. We carried out leadership reverse mentoring, in which the members of the ERG led the program and acted as mentors to the participants.

Through inclusive hiring and progression, we seek to eliminate potential bias in our practices by utilizing inclusive hiring training for hiring managers, interview panels and inclusive language in job descriptions, enabled by AI. We broadened our talent pool through conscious advertising and internal transparency, and we hold ourselves accountable by measuring progress in representation and employees’ sense of belonging on a regular basis, the results of which are reviewed and actioned by our leadership.

Additional information on our workforce and our commitment to our employees is made available in Liberty Global’s Annual Corporate Responsibility Report, which we expect to be published on our website during the second half of 2026. The contents of this report are not incorporated by reference herein.

Regulatory Matters

Overview

Broadband internet, video distribution, fixed-line telephony and mobile businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects, regulation in E.U. markets is harmonized under the regulatory structure of the E.U.

Of the six countries in our footprint where we provide electronic communications networks and/or services, five are part of the E.U.: the Republic of Ireland, the Netherlands (nonconsolidated joint venture), Belgium, Luxembourg and Slovakia. Our other operations are in the U.K. (including a nonconsolidated joint venture), which generally enacts rules similar to that of the E.U.

The U.K. formally left the E.U. on January 31, 2020, commonly referred to as “Brexit.” On December 24, 2020, the U.K. and the E.U. reached the “Trade and Cooperation Agreement,” referred to as the “E.U.-U.K. Agreement.” In the telecommunications sector, the U.K. and the E.U. agreed to maintain the then-current levels of liberalization in their markets, including standard provisions on authorizations, access to and use of telecoms networks, interconnection, fair and transparent regulation and the allocation of scarce resources. The E.U.-U.K. Agreement encourages cooperation and promotes fair and transparent rates for international mobile roaming. However, the U.K. is aiming to provide safeguards for consumers, including by limiting customer charges for mobile data abroad before needing the customer to opt in if they wish to use more data and requiring alerts as customers reach various data milestones. Additionally, the Northern Irish Protocol regulates the relationship between Northern Ireland and the Republic of Ireland and impacts the movement of CPE and installation personnel between Northern Ireland and the Republic of Ireland.
Sector Regulations

The 2018 European Electronic Communications Code (the Code) primarily governs our E.U. operations. The Code has been implemented across the E.U., and to a large extent, in the U.K.

The Code seeks to develop open markets for electronic communication networks or services within Europe by harmonizing rules within the E.U. and establishing and operating electronic communication networks and offering electronic communication services, such as telephony, OTT services, internet and, to some degree, television services.

Certain key provisions of the Code that are most applicable to our operations include:

•Significant Market Power. Specific obligations imposed by National Regulatory Authorities (NRAs) in E.U. Member States apply to service providers deemed to have Significant Market Power (SMP) in a relevant market. Providers with SMP enjoy a position of significant economic strength, allowing it to generally behave independently of competitors and customers.
NRAs must impose certain conditions on service providers with SMP. We have been found to have SMP in certain of our markets, and further findings of SMP are possible, which may negatively impact our business. However, across our footprint, we have noticed a tendency of NRAs towards deregulation, with only a few markets currently being subject to this type of regulation. The U.K. NRA assesses markets on a forward-looking basis to determine SMP.
•Must-Carry Obligations. Some E.U. countries impose must-carry obligations that must be based on clearly defined general interest objectives, be proportionate and transparent and be subject to periodic review. The U.K. has a regulatory system that reflects these principles. We are subject to must-carry regulations in all our markets, and we do not expect such obligations to be curtailed in the foreseeable future.

NRAs may, in some cases, impose access obligations on service providers, regardless of whether they have SMP. Under the Code and the E.U. Gigabit Infrastructure Act (which replaces the E.U. Broadband Cost Reduction Directive), service providers may be required to give access to parts of their passive network infrastructure upon reasonable request if there are significant economic or physical replicability barriers. Requirements to provide access to active infrastructure also exist, but only if a number of additional requirements are met. The U.K. has transposed the E.U. Broadband Cost Reduction Directive.

Net Neutrality, Roaming and Call Termination

The E.U. has a union-wide net neutrality regime (the E.U. Net Neutrality Regime), which subjects our operating companies to reasonable traffic management requirements. The U.K. transposed net neutrality into its national law following Brexit, but the U.K. Office of Communications (Ofcom) has confirmed a more lenient interpretation of some aspects of net neutrality and indicated that there may be a case for the U.K. Parliament to make substantive revision to the law.

The E.U. Net Neutrality Regime also prohibits retail roaming tariffs and sets wholesale roaming price caps. The E.U. has instituted a framework to cap wholesale rates for intra-E.U. calls to bring these in line with applicable wholesale roaming caps. Following Brexit, E.U. operators may now raise wholesale charges for U.K. operators (and vice-versa).

Call termination tariffs for SMP providers are set by NRAs, but for the E.U., the Code includes a system of maximum, E.U.-wide voice termination rates for fixed and mobile. During 2026, all E.U. service providers will be subject to maximum fixed and mobile voice termination rates of €0.07 and €0.20 per minute, respectively. U.K. providers with SMP must offer termination on fair and reasonable terms, conditions and charges, which must be no higher than BT’s regulated charges unless certain conditions are met. In each country in which we operate, we have been found to have SMP for call termination.

The Gigabit Infrastructure Act will abolish surcharges for intra-E.U. communications, such as SMS, fixed and mobile calls generated from the domestic country to another E.U. country. As of January 1, 2029, operators must apply domestic rates to intra-E.U. communications, which may have an impact on our operations.

Broadcasting and Content Law

The Audiovisual Media Services Directive (AVMSD) governs E.U. broadcasters. Generally, broadcasts originating in, and intended for reception within, an E.U. Member State must respect the laws of the receiving Member State. E.U. Member States must allow broadcast signals of broadcasters established in another E.U. Member State to be freely transmitted within their territory, so long as the broadcaster complies with the law of their home state. When offering third-party VoD services on our network, it is the third-party provider, and not us, that is regulated. The U.K. has a similar regulatory system.

The AVMSD established quotas on both linear and non-linear services for the transmitting of European-produced programming. Such obligations are applicable to our businesses in the E.U. The U.K. has similar principles. E.U. Member States may also require service providers to financially contribute to the production of European works, including for VoD services established in other territories that target local audiences. Such obligations apply to certain parts of our businesses.

The European Media Freedom Act (the EMFA) attempts to engender a plurality of voices, opinions and analyses across the E.U. and requires Member States to adopt rules allowing competent authorities to assess media market concentrations that could have a significant impact on such media pluralism and editorial independence. Under the EMFA, we may need to incur hardware replacement costs to allow users to change the device or interface configurations to allow users to customize their media offering in accordance with their interests and permit them to visualize the identity of the media service providers.

We are also subject to the European Commission regulations that mandate commercial providers of online content services (including OTT service providers) to enable subscribers visiting another Member State to access and use online content services in substantially the same manner as in their home country.

The VMO2 JV must hold individual licenses under the Broadcasting Acts of 1990 and 1996 for any television channels (including barker channels) that it owns or operates and to be able to provide certain other services on its video platform. These television licensable content service (TLCS) licenses are granted and administered by Ofcom. Each covered service must comply with a number of Ofcom codes, including the Broadcasting Code, and with all of Ofcom’s directions. Breach of any of the terms of a TLCS license could result in fines or revocation of our licenses.

As a provider of an on-demand program service (ODPS), the VMO2 JV must comply with numerous statutory obligations related to “editorial content” and notify Ofcom of its intention to provide an ODPS. Failure to notify Ofcom or comply with the relevant statutory obligations may result in the imposition of fines or, ultimately, a prohibition on providing an ODPS.

Technological Regulation

The E.U. legislature imposes mandatory requirements on the energy consumption of our telecommunications equipment. We have been working to lower power consumption of our set-top boxes. Legislation in this area may be adopted that could adversely affect the cost and/or the functionality of our CPE.

Pursuant to E.U. and U.K. regulation on standby power (the Standby Regulation), many devices must have either a low power standby mode or off mode, unless such mode is inappropriate for the intended use of the product. In particular, the Standby Regulation sets, among other things, the maximum power consumption of networked consumer equipment while in the so-called “Networked Standby” or “High Network Availability” modes. All of our CPE devices comply with the requirements of the Standby Regulation.

The E.U.Accessibility Act also regulates consumers goods and services, including products used to provide electronic communications services, such as our CPE. It requires that new products and services “placed on the market” meet certain accessibility requirements to maximize use by people with disabilities.

The E.U.’s Cyber Resilience Act imposes cybersecurity requirements on hardware products with digital elements. From September 2026, manufacturers must report actively exploited vulnerabilities in products with digital elements to the European Cyber Security Agency.

The E.U.’s Radio Equipment Directive (which also applies in the U.K.) regulates radio equipment with respect to safety and health, electromagnetic compatibility and the efficient use of the radio spectrum. The list of essential requirements under the Radio Equipment Directive includes certain categories of internet-connected radio equipment such as WiFi-enabled modems and set-top boxes. These devices are expected to protect the network from harm, protect the personal data and privacy of the user and of the subscriber and offer users and subscribers fraud protection services.

In the U.K., the Product Security and Telecommunications Infrastructure (Product Security) Act imposes three key requirements on consumer connectable products: strong password protection, information on how to report security issues to the manufacturer and information on the minimum-security update period.

Privacy Regulation

In May 2018, the General Data Protection Regulation (GDPR) became effective in the E.U. The GDPR sets strict standards regarding the handling, use and retention of personal data. Organizations that fail to comply face stiff penalties. Following Brexit, the U.K. enacted its own version of the E.U. GDPR (the U.K. GDPR). The U.K. GDPR, together with the Data Protection Act of 2018, governs data protection in the U.K. These laws have been updated by the Data (Use and Access) Act 2025 to include some U.K.-specific adjustments that reduce certain burdens on organizations, but the U.K. GDPR’s core requirements and strong data protection standards remain largely intact.

The GDPR applies to the European Economic Area (EEA). When personal data is transferred outside the EEA, special safeguards, such as the adoption of adequacy decisions and the use of standard contractual clauses (SCCs), are enforced to ensure that data transfers are protected. Adequacy decisions indicate which third countries have sufficiently similar data protection laws to those of the GDPR, meaning that transfers to such countries is compared to data transfers within the E.U. The U.K. received a new adequacy decision in 2025 that will expire on December 27, 2031. Before then, the European Commission must evaluate whether the U.K. continues to ensure an adequate level of data protection, and if so, renew its decision.

The European Commission has adopted an adequacy decision on the E.U.-U.S. Data Privacy Framework. U.S. companies can join the E.U.-U.S. Data Privacy Framework by committing to comply with a detailed set of privacy obligations. E.U. citizens also have access to a number of redress mechanisms in case their personal data is mishandled, including an independent dispute resolution mechanism and a newly created ‘Data Protection Review Court’. This framework is subject to periodic review by the European Commission, European data protection authorities and applicable U.S. authorities.

When a data transfer involves a third country that has not been granted an adequacy decision, our operations must use SCCs. Using SCCs does not automatically make an international data transfer GDPR compliant, but rather, the parties must perform “transfer impact assessments” in order to address any possible risks in the data transfer and take supplementary measures. The impact assessment takes into account the circumstances of the transfer, the nature of the parties, the personal data involved and the laws and practices of the country of destination.

Other Regulations

In addition to the industry-specific regimes discussed above, our operating companies must comply with a range of both specific and general legislation concerning cybersecurity and consumer protection, among other matters.
The E.U. has adopted a directive on security of network and information systems and provides measures for a high common level of cybersecurity across the E.U. (NIS 2 Directive), which covers 18 critical sectors, including digital infrastructure, energy and transport. Certain countries in the E.U. have not yet incorporated the NIS 2 Directive into their national laws. In parallel, the European Commission is working on detailed rules on risk mitigation, reporting and cooperation.

The E.U. and U.K. have announced restrictions related to so-called “high risk vendors” (HRVs) in the telecommunications sector. The E.U. published a non-binding “toolbox” of suggested measures for regulating 5G networks, acknowledging the need for a risk assessment of 5G equipment suppliers and the need to adopt mitigating measures by E.U. governments. Some Member States identify individual HRVs in advance and exclude or limit use of the HRV’s equipment in all network operations in the country. The U.K.’s Telecoms Security Act imposes a security framework on telecommunication providers and gives the U.K. government power to, among other things, direct telecommunication providers to remove HRVs from their networks. Similar legislation has also been adopted in the Netherlands and Belgium. The E.U. toolbox could be made binding in the upcoming proposed Cybersecurity Act revision, where its scope could be extended.

The Digital Markets Act and the Digital Services Act are now in force in the E.U. While the Digital Markets Act has an immaterial impact on our business, under the Digital Services Act we have additional obligations, including with respect to periodic reporting, content moderation and establishing points of contact with national authorities and customers.

The E.U. has also passed the AI Act, which includes broad rules that govern the development and use of AI systems and which will be applicable to certain of our operating companies. Compliance with the AI Act’s obligations begins in August 2026. The AI Act applies a risk-based framework depending on the type of AI system being produced.

Under the E.U. Data Act, companies must share personal and non-personal data generated by IoT products with users and third parties, upon request. It also requires companies to share personal and non-personal data with public sector bodies in certain situations, and imposes switching and interoperability requirements on cloud services.

The Corporate Sustainability Reporting Directive (CSRD) augments existing rules on non-financial reporting. Companies subject to CSRD must report on how sustainability issues affect their business, as well as the impact of their activities on people and the environment. The CSRD aims to simplify the reporting process for companies, providing a single framework for providing information to investors and stakeholders. Following the E.U. Sustainability Omnibus revisions, the first of the reporting requirements relevant to Liberty Global will apply in 2028 (for the 2027 fiscal year reporting).

Our operating companies are also subject to both national and European level regulations on competition and consumer protection, which are largely regulated under the Code. For example, while our operating companies may offer bundled packages, they are sometimes prohibited from making a subscription to one service conditioned on subscribing to another service. They may also face restrictions on how much they can discount certain products included in the bundled packages.

We often undergo close regulatory scrutiny from competition authorities, in particular with respect to proposed business combinations that require clearance from the European Commission or national competition authorities who can block, impose conditions on or delay an acquisition, disposition or combination, thus possibly hampering our opportunities for growth. Additional scrutiny on transactions arises from the national foreign direct investment screening regimes in the U.K. and some E.U. Member States. Such regimes allow national governments to review and impose conditions on certain transactions involving critical infrastructures, including telecommunications. In the event conditions are imposed and we fail to meet them in a timely manner, the relevant authority or government may impose fines and, if in connection with a transaction, may require restorative measures, such as a disposition of assets or divestiture of operations.

The E.U. Foreign Subsidies Regulation (FSR) is an example of such close regulatory scrutiny, which aims to prevent third country subsidies from distorting the E.U. internal market. We may be obligated to file notifications for pre-review when participating in large transactions or in public tenders. This could bring further regulatory complexity to our transactions, and failure to comply with these obligations could lead to fines or sanctions.

The U.K.’s Digital Markets, Competition and Consumers Act (the DMCCA) will impact merger control, consumer protection, anti-trust rules and digital markets. The DMCCA will enhance the Competition and Market Authority’s (CMA) anti-trust and consumer protection investigative, enforcement and penalizing powers. The CMA will also be able to designate SMP to large, digital platforms that possess substantial and entrenched market power. The DMCCA introduces new rules on subscription contracts, but exempts contracts that are regulated by Ofcom, such as those offered by the VMO2 JV.

Through the E.U.’s Radio Spectrum Policy Program, certain spectrum has been approved for mobile broadband use. The terms under which this spectrum becomes available varies among the European countries, and certain uses of this spectrum may interfere with services carried on our cable networks.

The E.U. published a proposal for a Digital Omnibus to simplify and harmonize the E.U.’s growing digital regulatory framework. The proposal introduces targeted amendments across the E.U. GDPR, E.U. AI Act, E.U. Data Act and major cybersecurity regulations, that are intended to streamline compliance while safeguarding fundamental rights.

Belgium

Telenet has been found to have SMP in the wholesale broadband and the wholesale television distribution markets, obliging it to (i) provide third-party operators with access to its digital television platform (including basic digital video and analog video) and (ii) make available to third-party operators a bitstream offer of broadband internet access, including fixed voice (the Telenet Access Requirements). The Belgian NRA has also imposed monthly wholesale cable resale access prices (Belgian Access Prices). These rates are expected to evolve over time due to, among other reasons, broadband capacity usage.

Significant FMC Joint Venture Entities

United Kingdom

One Touch Switching. U.K. rules relating to customer switching of fixed-line services enable customers to change providers by simply contacting their new chosen provider, who then directly manages the service transition with the old provider (One Touch Switching). One Touch Switching has impacted the VMO2 JV by making it simple for customers to switch to and from its services.

Telecoms Access Review. Ofcom started its review of the wholesale broadband markets in 2025. This will set the regulatory rules in these markets for the five-year period from April 2026, through which Ofcom will seek to design and impose regulatory remedies designed to incentivize wholesale competition in the U.K. BT has previously been designated as having SMP, and any deregulation of BT’s SMP status may have an impact on the VMO2 JV’s operations as the challenger to BT. The consultation also covers the regulation of physical infrastructure access, which is an important input to the nexfibre JV.

Spectrum Annual License Fees (ALFs). Ofcom continued to consult on the ALFs for 900, 1800 and 2100 MHz spectrum. As a result of the consultation process, the VMO2 JV secured a £15m reduction in these charges, compared to 2024 prices.

Ofcom held an auction for spectrum in the 26GHz and 40GHz band. VMO2 successfully acquired 800MHz at 26GHz and 1000MHz at 40GHz at the reserve price of £13m, for a duration of 15 years.

Netherlands

The Netherlands’ NRA, the Autoriteit Consument & Markt (ACM), has published a final decision, concluding that there are five regional Dutch markets that are, or tend to be, competitive and has decided to refrain from further regulation of the wholesale local access fixed broadband internet market following review by the European Commission. The ACM found that there is sufficient competition in the telecom market and confirmed its previous position that further regulation of the market is not currently necessary. This decision to deregulate is mainly based on two factors: (i) the approval of KPN’s commercial offer in a formal commitment decision by the ACM, which makes KPN’s fiber network open to various providers of telecom service and allows them to compete effectively at the retail level, and (ii) the announcements of fiber roll-out plans by network operators that will likely cover all geographic areas of the Netherlands within five years.

The ACM also adopted a final decision rejecting YouCa’s request for symmetric access to non-replicable network assets of VodafoneZiggo’s cable network in Amsterdam, as it was deemed not proportionate. Both ACM decisions have been appealed.

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

Factors Relating to Competition and Technology

We operate in increasingly competitive markets, and there is a risk that we will not be able to effectively compete with other service providers. The markets for broadband internet, video, telephony and mobile services are highly competitive. In the provision of video services, we face competition from FTA and digital terrestrial television (DTT) broadcasters, video provided via satellite platforms, networks using DSL, VDSL or vectoring technology, multi-channel multi-point distribution system operators, FTTx network operators, OTT video service providers and, in some countries where parts of our systems are overbuilt, cable networks, among others. Our operating businesses are facing increasing competition from video services provided by, or over the networks of, incumbent telecommunications operators and other service providers. As the availability and speed of broadband internet increases, we also face competition from OTT video content providers utilizing our or our competitors’ high-speed internet connections. In the provision of telephony and broadband internet services, we are experiencing increasing competition from the incumbent telecommunications operators and other service providers in each country in which we operate, including for retail, enterprise and wholesale products and services, as well as providers of mobile voice and data. The incumbent telecommunications operators typically dominate the market for these services and have the advantage of nationwide networks and greater resources than we have to devote to the provision of these services. Many of the incumbent operators offer double-play, triple-play and quad-play bundles of services. In many countries, we also compete with operators using local loop unbundling to provide these services, other facilities-based operators and wireless providers. Developments in DSL as well as investments in FTTx technology by the incumbent telecommunications operators and alternative providers have improved the attractiveness of our competitors’ products and services and strengthened their competitive position. Developments in wireless technologies, such as 5G (including 5G SA), satellite internet and FWA, are creating additional competitive challenges.

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

Changes in technology may limit the competitiveness of and demand for our services. Technology in the video, telecommunications and data services industries is changing rapidly, including advances in current technologies and the emergence of new technologies, such as AI. New technologies, products and services may impact consumer behavior and therefore demand for our products and services. The ability to anticipate changes in technology and consumer tastes and to develop and introduce new and enhanced products and services on a timely basis will affect our ability to continue to grow, increase our revenue and number of subscribers and remain competitive. New products and services, once marketed, may not meet consumer expectations or demand, can be subject to delays in development or may fail to operate as intended. A lack of market acceptance of new products and services that we may offer, or the development of significant competitive products or services by others, could have a material adverse impact on our financial and operational results.

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

Failures in our or third-party technology or telecommunications systems, leakage of sensitive customer data or security breaches could significantly disrupt our operations, reduce our customer base and result in fines, litigation or lost revenue. Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems, including internet sites, data hosting and processing facilities and other hardware, software and technical applications and platforms, as well as our customer service centers. Some of these are managed, hosted, provided or used by third-party service providers or their vendors, to assist us in conducting our business. In addition, the hardware supporting a large number of critical systems for our fixed network in a given country or geographic region may be housed in a relatively small number of locations. Our and our third-party service providers’ systems and equipment (including our routers and set-top boxes) are vulnerable to damage or security breach from a variety of sources, including telecommunications failures, power loss (such as blackouts or brownouts), malicious human acts, security flaws and natural disaster or extreme weather events (including heatwaves, large storms and floods, whether or not arising from short-term or long-term changes in weather patterns). Moreover, despite our security measures, unauthorized parties may gain access to or disrupt our or our third-party service providers’ servers, systems and equipment by, among other things, hacking into our servers, systems and equipment or those of our third-party service providers through fraud, computer viruses, worms, phishing, physical or electronic break-ins or burglaries or errors by our or our third-party service providers’ employees. We and our third-party service providers may not be able to anticipate or respond in an adequate and timely manner to attempts to obtain unauthorized access to, disable or degrade our or our third-party service providers’ systems because the techniques for doing so change frequently, are increasingly complex and sophisticated, including through the use of AI and other emerging technologies and are difficult to detect for periods of time. In addition, as discussed further below, the security measures and procedures that we and our third-party service providers have in place to protect personal data and other information may not be sufficient to counter all data security breaches, cyber-attacks or system failures. In some cases, mitigation efforts may depend on third parties who may not deliver products or services that meet the required contractual standards or whose hardware, software or network services may be subject to error, defect, delay or outage.

Through our operations, sales and marketing activities, we collect and store certain customer information. This may include phone numbers, drivers license numbers, contact preferences, personal information stored on electronic devices and payment information, including credit and debit card data. We also gather and retain information about employees in the normal course of business. In certain circumstances, where it is lawful to do so, we may share information about such persons with third-party service providers that assist with certain aspects of our business. Unauthorized parties may attempt to gain access to such data and information directly from us or through those third parties. As a result, data and information we gather, and that is used or stored by our third-party service providers, could be subject to misappropriation, misuse, leakage, falsification and accidental release, and the failure to adequately protect or loss of information maintained in our information technology systems and networks or those of our third-party service providers, including customer and personnel data, could result in reputational damage, regulatory action, monetary or injunctive remedies or litigation claims. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered in the U.S. and across some or all of our markets regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like ours that handle a large amount of personal data. Failure to comply with these data protection laws may result in, among other consequences, fines, litigation or regulatory actions by applicable authoritative bodies.

Despite the precautions we have taken, unanticipated problems affecting our systems and equipment could cause business disruptions, such as failures in our information technology systems, disruption in the transmission of signals over our networks, unauthorized access to the data and information we gather or similar problems. There can be no assurance that the security measures that we have implemented to protect our systems and data, and to prevent, detect and respond to data security incidents, will be successful. Any disruptive situation that causes loss, misappropriation, misuse or leakage of data could damage our reputation and the credibility of our operating companies and could subject us to potential liability, including litigation or other legal actions against us, the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies, and lost customers or revenue. Our cybersecurity liability insurance (including third-party liability and first-party liability) may not be sufficient to protect against all of our businesses’ losses from any future disruptions or breaches of their systems or other events as described above. Also, a cybersecurity breach and the changing cybersecurity landscape could require us to devote significant management resources to address the problems associated with the breach and to expend significant additional resources to respond to and remediate the breach and to upgrade further the security measures we employ to protect customer, employee and other personal information against cyber-attacks and other wrongful attempts to access such information, which could result in a disruption of our operations. This includes additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. To date, other than the non-permitted access of certain legacy Virgin Media databases in February of 2020, we have not been subject to cyberattacks or network disruptions that, individually or in the aggregate, have been material to our operations or financial condition. Although we have not detected another material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future.

The use of AI in our products, services, and business operations could give rise to legal or regulatory actions, damage our reputation or otherwise materially harm our business. We incorporate AI technology in certain of our products and services and in our business operations. AI models are inherently complex in their design and operation. This technology presents various risks and challenges, and its use could cause operational disruptions or have other unintended adverse consequences. In addition, various governmental bodies, including the U.S. and the E.U., have begun to craft and implement regulations surrounding AI, which regulations could increase legal risk to us from our use of AI or decrease its usefulness. These evolving requirements could increase our compliance costs, expose us to legal liability or limit the effectiveness of AI in our offerings. Despite our efforts to use AI responsibly and mitigate ethical, legal and operational risks that come from using AI, we may not be successful in doing so, which could, among other things, damage our reputation, disrupt our operations and result in legal or regulatory action. Additionally, our use of AI may give rise to risks, including those related to harmful content, inaccurate output, bias, intellectual property infringement or misappropriation and defamation, and exposes us to increased and new privacy incidents and cybersecurity vulnerabilities, among others. For all these reasons, our use of AI could materially harm our business, operations or reputation.

We depend almost exclusively on our relationships with third-party programming providers and broadcasters for programming content, and a failure to acquire a wide selection of popular programming on acceptable terms could adversely affect our business. The success of our video subscription business depends, in large part, on our ability to provide a wide selection of popular programming to our subscribers. In general, we do not produce our own content, and we depend on our agreements, relationships and cooperation with public and private broadcasters, global and regional app providers, rights holders and collective rights associations to obtain such content. If we fail to obtain a diverse array of popular programming for our pay video services, including a sufficient selection of non-linear content (such as a selection of attractive VoD content) and rights for ancillary services such as DVR and catch-up or ‘Replay’ services, on satisfactory terms, we may not be able to offer a compelling video product to our customers at a price they are willing to pay. Additionally, we are frequently negotiating and renegotiating programming agreements and our annual costs for programming can vary. There can be no assurance that we will be able to renegotiate or renew the terms of our programming agreements on acceptable terms, or at all. The rise in the number of OTT offerings from content owners impacts negotiations and the content, rights available and restrictions imposed on us. Programming and copyright costs represent a significant portion of our operating costs and are subject to price rises in future periods due to various factors, including (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, and (ii) rate increases, including as a result of inflationary pressures.

If we are unable to obtain or retain attractively priced, competitive content, demand for our existing and future video services could decrease, thereby limiting our ability to attract new customers, retain existing customers at their current subscription levels or at all and/or migrate customers from lower-tier programming to higher-tier programming, thereby inhibiting our ability to execute our business plans. Furthermore, we may be placed at a competitive disadvantage if certain of our competitors obtain exclusive programming rights, particularly with respect to popular sports and movie programming.

We depend on third-party suppliers and licensors to supply and support necessary equipment, software and certain services required for our businesses. We rely on third-party vendors for the equipment, software and services that we require in order to provide services to our customers. Our suppliers often conduct business worldwide and their ability to meet our needs is subject to various risks, including trade wars and tariff policies, political and economic instability, natural calamities, interruptions in transportation or supply chain systems, terrorism, armed conflict and labor issues. As a result, we may not be able to obtain or update the equipment, software and services required for our businesses on a timely basis or on satisfactory terms. Any shortfall in CPE could lead to delays in completing extensions or upgrades to our networks and in connecting customers to our services and, accordingly, could adversely impact our ability to maintain or increase our RGUs, revenue and cash flows. Also, if demand exceeds the suppliers’ and licensors’ capacity or if they experience financial or operational difficulties, the ability of our businesses to provide some services may be materially adversely affected, which in turn could affect our businesses’ ability to attract and retain customers. Previously, we have experienced certain business disruptions due to the recent worldwide silicon shortage, which increased, and may continue to increase, the delivery lead times and pricing of certain of our key components. We are currently experiencing issues in relation to a shortage of memory components and related price implications. We cannot predict future disruptions to our business in relation to any further component issues. Although we actively monitor the creditworthiness of our key third-party suppliers and licensors, the financial failure of a key third-party supplier or licensor could disrupt our operations and have an adverse impact on our revenue and cash flows. We rely upon intellectual property that is owned or licensed by us to use various technologies, conduct our operations and sell our products and services. Legal challenges could be made against our use of our or our licensed intellectual property rights (such as trademarks, copyrights, patents and trade secrets) and we may be required to enter into licensing arrangements on unfavorable terms, incur monetary damages or be enjoined from use of the intellectual property rights in question.

High inflation could continue to adversely impact us. During the past several years, our operations were impacted by comparatively high inflation rates. If inflation rates remain elevated or increase, our operations will likely continue to be impacted through, among others things (i) lower revenue if inflationary pressures cause our customers to defer or decrease their orders, (ii) lower profit margins, (iii) higher interest costs to the extent inflation places upwards pressure on prevailing interest rates and (iv) difficulties retaining personnel if we do not, or are unable to, match the increase in compensation expectations of our employees.
Spectrum cost and availability and regulation may adversely affect our business, financial condition and operating results. As we continue to enhance the quality of our services in certain geographic areas and deploy new technologies, including 5G technologies, we may need to acquire additional spectrum in the future. As a result, we will continue to actively seek to make additional investment in spectrum, which could be significant.

The continued interest in, and acquisition of, spectrum by existing carriers, new entrants and other commercial, industrial and governmental entities may reduce our ability to acquire, and increase the acquisition cost of, spectrum in the secondary market or negatively impact our ability to gain access to spectrum through other means, including government auctions. Our return on investment in spectrum depends on our ability to attract additional customers and to provide additional services and usage to existing customers. Additionally, applicable regulatory bodies may not be able to provide sufficient additional spectrum to auction. We may also be unable to secure the spectrum necessary to maintain or enhance our competitive position in auctions or in the secondary market on favorable terms or at all.

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

Certain of our businesses that offer mobile telephony and data services rely on the radio access networks of third-party wireless network providers to carry our mobile communications traffic. Currently, our services to mobile customers in Ireland rely on the use of an MVNO arrangement with Three, whereby we utilize the radio access networks of a third-party wireless network provider to carry our mobile communications traffic. If our MVNO arrangement is terminated, or if Three fails to provide the services required under our MVNO arrangement, or if it fails to deploy and maintain its network and we are unable to find a replacement network operator on a timely and commercially reasonable basis, or at all, we could be prevented from continuing the mobile services relying on such MVNO arrangement. Additionally, as our MVNO arrangement comes to term, we may not be able to renegotiate renewal or replacement MVNO arrangements on the same or more favorable terms.

Factors Relating to Certain Financial Matters

Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects. We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries and joint ventures to maintain their debt at levels that result in a consolidated debt balance that is between four and six times our consolidated Adjusted EBITDA (using consistent currency exchange rates for debt and Adjusted EBITDA). As a result, we are highly leveraged. At December 31, 2025, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $8.6 billion, including $0.8 billion that is classified as current on our consolidated balance sheet and $3.3 billion that is not due until 2029 or thereafter. We believe that we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as the amount of debt that is maturing increases in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. As a result of unfavorable geopolitical conditions in 2024 and 2025, credit markets were not offering attractive terms for issuance and thus we did not complete any refinancing transactions on our consolidated businesses. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments (including restraints on trade) could impact the credit and equity markets that we access and, accordingly, our future liquidity and financial position.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain sufficient, or increase, the Adjusted EBITDA of our operating subsidiaries and joint ventures and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Accordingly, if our cash provided by operations declines or we encounter other material liquidity requirements, we may be required to seek additional debt or equity financing in order to meet our debt obligations and other liquidity requirements as they come due. In addition, our current debt levels may limit our ability to incur additional debt financing to fund working capital needs, acquisitions, property and equipment additions or other general corporate requirements. We can give no assurance that any additional debt or equity financing will be available on terms that are as favorable as the terms of our existing debt, or at all.

Certain of our subsidiaries and joint ventures are subject to various debt instruments that contain restrictions on how we finance our operations and operate our businesses, which could impede our ability to engage in beneficial transactions. Certain of our subsidiaries and joint ventures are subject to significant financial and operating restrictions contained in outstanding credit agreements, indentures and similar instruments of indebtedness. These restrictions will affect, and in some cases significantly limit or prohibit, among other things, the ability of those subsidiaries and joint ventures to: incur or guarantee additional indebtedness; pay dividends or make other upstream distributions; make investments; transfer, sell or dispose of certain assets, including subsidiary stock; merge or consolidate with other entities; engage in transactions with us or other affiliates; or create liens on their assets.

As a result of the restrictions contained in these debt instruments, the companies party thereto, and their subsidiaries, could be unable to obtain additional capital in the future to, among other things: fund property and equipment additions or acquisitions that could improve their value; meet their loan and capital commitments to their business affiliates; invest in companies in which they would otherwise invest; fund any operating losses or future development of their business affiliates; obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize their assets; or conduct other necessary or prudent corporate activities.

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

Continuing uncertainties and challenging conditions in the global economy and in the countries in which we operate may adversely impact our business, financial condition and results of operations. The current macroeconomic environment is volatile, with continued instability in global markets, including ongoing trade negotiations, uncertainty over inflation and interest rates, energy price fluctuations, continued escalation in geopolitical tensions having all contributed to a challenging global economic environment. Future developments are dependent upon a number of political and economic factors, including the higher borrowing levels by countries around the world and the potential for lower growth expectations, changing global interest rates, trade protection policies and continued inflationary pressures. As a result, we cannot predict how long challenging conditions will exist or the extent to which the markets in which we operate may deteriorate. Additional risks arising from the ongoing economic challenges in Europe are described below under the Risk Factor titled: We are exposed to sovereign debt and currency instability risks that could have an adverse impact on our liquidity, financial condition and cash flows.

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

We may not freely access the cash of our operating companies. Our primary operations are conducted through our subsidiaries and joint ventures. Our current sources of corporate liquidity include (i) our cash and cash equivalents, (ii) investments held under separately-managed accounts (SMAs) and (iii) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we also receive (a) proceeds in the form of distributions or loan repayments from our subsidiaries, joint ventures or affiliates, (b) proceeds upon the disposition of investments and other assets and (c) proceeds in connection with the incurrence of debt or the issuance of equity securities. The ability of our operating subsidiaries and joint ventures to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject and in some cases our receipt of such payments or advances may be limited due to tax considerations or the presence of noncontrolling interests. Most of our operating subsidiaries and joint ventures are subject to credit agreements or indentures that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to shareholders and partners, including us. In addition, because these subsidiaries and joint ventures are separate and distinct legal entities they have no obligation to provide us funds for payment obligations, whether by dividends, distributions, loans or other payments.

We are exposed to the risk of default by the counterparties to our cash and short-term investments, derivative and other financial instruments and undrawn debt facilities. Although we seek to manage the credit risks associated with our cash and short-term investments, derivative and other financial instruments and undrawn debt facilities, we are exposed to the risk that our counterparties will default on their obligations to us. While we regularly review our credit exposures and currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance of default or failure could have an adverse effect on our cash flows, results of operations, financial condition or liquidity. In this regard, (i) we may incur losses to the extent that we are unable to recover debts owed to us, including cash deposited and the value of financial losses, (ii) we may incur significant costs to recover amounts owed to us, and such recovery may take a long period of time or may not be possible at all, (iii) our derivative liabilities may be accelerated by the default of our counterparty, (iv) we may be exposed to financial risks as a result of the termination of affected derivative contracts, and it may be costly or impossible to replace such contracts or otherwise mitigate such risks, (v) amounts available under committed credit facilities may be reduced and (vi) disruption to the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.

At December 31, 2025, our exposure to counterparty credit risk included (i) cash and cash equivalents, restricted cash and investments held under SMAs of $2.2 billion, (ii) aggregate undrawn debt facilities of $745.3 million and (iii) derivative assets with an aggregate fair value of $92.9 million. For additional information regarding our investments held under SMAs, derivative instruments and debt, see notes 7, 8 and 11, respectively, to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

We may not report net earnings. We reported earnings (loss) from continuing operations of ($7,096.7 million), $1,869.1 million and ($3,659.1 million) during 2025, 2024 and 2023, respectively. In light of our historical financial performance, we cannot be certain that we will report net earnings in the near future.

Factors Relating to Operations and Regulation

Our businesses are conducted almost exclusively outside of the U.S., which gives rise to numerous operational risks. Our businesses operate almost exclusively in countries outside of the U.S. and are subject to the following inherent risks, among others: fluctuations in foreign currency exchange rates; difficulties in staffing and managing international operations; potentially adverse tax consequences; export and import restrictions, custom duties, tariffs and other trade barriers; increases in taxes and governmental fees; economic and political instability; and changes in foreign and domestic laws and policies that govern operations of foreign-based companies.

Operational risks that we may experience in certain countries include disruptions of services or loss of property or equipment that are critical to overseas businesses due to trade restrictions and tariffs, expropriation, nationalization, war, insurrection, terrorism or general social or political unrest.

We are exposed to foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk with respect to our debt in situations where our debt is denominated in a currency other than the functional currency of the operations or assets whose cash flows support our ability to repay or refinance such debt. Although we generally match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations or assets that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2025, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations.

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

We are also exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency translation risk during the three months ended December 31, 2025 for our continuing operations was to the euro, as substantially all of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Europe. We do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

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

Adverse changes in rules and regulations could, among other things: impair our ability to use our networks in ways that would generate optimal financial results; create a shortage of capacity on our networks, which could limit the types and variety of services we seek to provide our customers; impact our ability to access spectrum for our mobile services; strengthen our competitors by granting them access and lowering their costs to enter into our markets; and significantly and adversely impact our results of operations.

Businesses, including ours, that offer multiple services, such as video distribution as well as broadband, telephony or mobile services, or that are vertically integrated and offer both video distribution and programming content, often face close regulatory scrutiny from competition authorities. This is particularly the case with respect to any proposed business combinations that often require clearance from the European Commission or national competition authorities, which can block, impose conditions on or delay an acquisition, thus possibly hampering our opportunities for growth. Additional scrutiny is also imposed under the national foreign direct investment screening regimes recently adopted by the U.K. and some E.U. Member States, which allow national governments to review and impose conditions on certain transactions involving critical infrastructures such as telecommunications. In the event conditions are imposed and we fail to meet them in a timely manner, the relevant authority or governments may impose fines and, if in connection with a transaction, may require restorative measures, such as a disposition of certain assets or operations.

For information on certain other regulatory developments that could adversely impact our results of operations in future periods, see Legal and Regulatory Proceedings and Other Contingencies in note 18 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

New and existing legislation, and interpretations thereof, may significantly alter the regulatory regimes applicable to us, which could adversely affect our competitive position and profitability, and we may become subject to more extensive regulation, particularly if we are deemed to possess SMP in any of the markets in which we operate. Significant changes to the existing regulatory regimes applicable to the provision of broadband, video, telephony and mobile services have been and are still being introduced. For example, in the E.U., the Code is the primary source of communications regulation affecting our E.U. businesses, including access, user and privacy rights, video must-carry services and our competitive activities. The U.K. has a system that largely reflects the principles of the E.U. In addition, we are subject to regular review by national regulatory authorities in the E.U. and the U.K. concerning whether we exhibit SMP. A finding of SMP can result in our company becoming subject to open access, pricing and other requirements that could potentially advantage our competitors. This has resulted, for example, in obligations with respect to call termination for our telephony business in Europe and video and broadband internet access obligations in Belgium. Additionally, the Telenet Access Requirements and Belgian Access Prices may strengthen Telenet’s competitors by granting them regulated access to Wyre’s fixed network to offer competing products and services, notwithstanding Telenet and Wyre’s substantial investments in developing Wyre’s high-performing fixed infrastructure. In addition, any regulated access granted to competitors could (i) limit the bandwidth available to Telenet and Wyre to provide new or expanded products and services to its customers and (ii) adversely impact Telenet or Wyre’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the degree to which competitors take advantage of the access to Wyre’s network, the rates that Wyre receives for such regulated access and other competitive factors or market developments.

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

The U.K.’s departure from the E.U. could have a material adverse effect on our business, financial condition, results of operations or liquidity. The U.K. has formally exited the E.U. and entered into the E.U.-U.K. Agreement. For more information regarding the E.U.-U.K. Agreement, see the Item 1. Business - Regulatory Matters - Overview discussion above. Examples of the potential impacts Brexit on our business, financial condition or results of operations include: changes in foreign currency exchange rates and disruptions in the capital markets. For example, a sustained period of weakness in the British pound sterling or the euro could have an adverse impact on our liquidity, including our ability to fund repurchases of our equity securities and other U.S. dollar-denominated liquidity requirements; shortages of labor necessary to conduct our business; disruption to our U.K. supply chain and related increased cost of supplies; a weakened U.K. economy resulting in decreased consumer demand for our products and services in the U.K.; legal uncertainty, increased compliance costs and potentially divergent national laws and regulations, as the U.K. determines which E.U. laws and directives to replace or replicate, or where previously implemented by enactment of U.K. laws or regulations, to retain, amend or repeal; and various geopolitical forces that may impact the global economy and our business, including, for example, other E.U. Member States (in particular those Member States where we have operations) proposing referendums to, or electing to, exit the E.U.

We cannot be certain that we will be successful with respect to acquisitions, dispositions, joint ventures, partnerships or other similar transactions, or that we will achieve the anticipated benefits thereof. Historically, our businesses have grown, in part, through selective acquisitions that enabled them to take advantage of existing networks, local service offerings and region-specific management expertise, and we have also taken advantage of attractive opportunities to sell select businesses and partner with others. We expect that we will continue improving our company through attractive acquisitions, dispositions, joint ventures, partnerships or other similar transactions in select markets, such as the Telenet Takeover Bid in October 2023, the Spin-off of Sunrise in November 2024 and the purchase of a controlling interest in Formula E in October 2024, as well as the creation of Wyre by Telenet and Fluvius in July 2023. Our ability to complete any transaction may be limited by many factors, including government regulation, availability of financing, our or our counterparty’s debt covenants, the prevalence of complex ownership structures among potential targets, acquirers, joint ventures or partners, disapproval by shareholders of potential targets or acquirers and competition from other potential acquirers, including private equity funds. Even if we are successful in completing such transactions, integration and separation activities, including providing transitional services, may present significant costs and challenges, such as diverting the attention of certain of our employees away from other productive activities. We cannot be assured that we will be successful with respect to acquisitions, dispositions, joint ventures, partnerships or other similar transactions or realizing the anticipated benefits thereof.

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

Our integration efforts may not be executed successfully, or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected. The combination of independent businesses is complex, costly and time-consuming, and may divert significant management attention and resources. This process may disrupt our business or otherwise impact our ability to compete. The overall combination of our and the businesses of those companies that we acquire or partner with may also result in material unanticipated problems, expenses, liabilities, competitive responses and impacts and loss of customers and other business relationships. The difficulties of combining the operations of the companies include, among others: diversion of management attention to integration matters; difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure, and supplier and vendor arrangements; challenges in conforming standards, controls, procedures and accounting and other policies; alignment of key performance measurements may result in a greater need to communicate and manage clear expectations while we work to integrate and align policies and practices; difficulties in integrating employees; the transition of management to the combined company management team, and the need to address possible differences in corporate cultures, management philosophies and compensation structures; challenges in retaining existing customers and obtaining new customers; compliance with government regulations; known or unknown liabilities of the acquired businesses that are larger than expected; and other potential adverse consequences and unanticipated expenses or liabilities associated with the applicable transaction.

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

Some of these factors are outside our control, and any one of them could result in lower revenues, higher costs or diversion of management time and energy, which could adversely impact our business, financial condition and operating results. In addition, even if the integration is successful, the full benefits of our acquisitions and partnerships including, among others, the synergies, cost savings or sales or growth opportunities may not be realized. As a result, it cannot be assured that we will realize the full benefits expected from such transactions within the anticipated time frames or at all.

Certain operations are conducted by joint ventures that we cannot operate solely for our benefit. Certain of our operations, particularly the VMO2 JV in the U.K. and the VodafoneZiggo JV in the Netherlands, are conducted through joint ventures or partnerships. We share ownership and management of these joint ventures with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information, accounting and making decisions. In certain cases, our joint venture partners must agree in order for the applicable joint venture to take certain actions. Our inability to take unilateral action that we believe is in our best interest, including whether an impairment should be taken on the value of our investment, may have an adverse effect on the financials or performance of the joint venture and the return on our investment. In joint ventures, we believe our relationship with our co-owners is an important factor to the success of the joint venture, and if a co-owner, the personnel employed by such co-owners, changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, such that we do not receive all the benefits from our joint ventures.

Our interests in the VodafoneZiggo JV, the VMO2 JV and the nexfibre JV are held pursuant to Shareholders’ Agreements that contain provisions relating to governance as well as transfer and exit rights, which, depending on the circumstances, may not be in the best interest of our company. Our noncontrolling interests in the VodafoneZiggo JV and the VMO2 JV are held pursuant to shareholders’ agreements (each a Shareholders Agreement), which provide the terms of the governance of the VodafoneZiggo JV or the VMO2 JV including, among others, decision-making processes, information access, dividend policies and non-compete provisions. These provisions may prevent the VodafoneZiggo JV or the VMO2 JV from making decisions or taking actions that would protect or advance the interests of our company, and could even result in the VodafoneZiggo JV or the VMO2 JV making decisions or taking actions that adversely impact our company. Further, our ability to access the cash of the VodafoneZiggo JV or the VMO2 JV pursuant to the applicable dividend policies contained in the Shareholders Agreements may be restricted in certain circumstances. The Shareholders Agreements also provide for restrictions on the transfer of interests in the VodafoneZiggo JV or the VMO2 JV, which could adversely affect our ability to sell our interest in the VodafoneZiggo JV or the VMO2 JV or the prices at which our interest may be sold, as well as certain exit arrangements, which could force us to sell our interest. For additional information on the VodafoneZiggo JV and the

VMO2 JV and their respective Shareholders Agreement, see note 7 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

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

We are subject to changing tax laws, treaties and regulations in and between the countries in which we operate, including treaties between and among the U.K., the U.S. and many other jurisdictions in which we have a presence. Also, various income tax proposals in the jurisdictions in which we operate could result in changes to the existing laws, treaties or regulations on which our deferred taxes are calculated. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher income or non-income tax expense, and any such material changes could cause a material change in our effective tax rate. In this regard, there have been significant changes or proposed changes to the tax laws in numerous jurisdictions in which we operate, the impacts of which have been reflected accordingly in our financial statements. These changes have resulted in various initiatives that require the sharing of company financial and operating information with taxing authorities on a local or global basis. This may lead to greater audit scrutiny of profits earned in other countries as well as disagreements between jurisdictions associated with the proper allocation of profits between jurisdictions. Broadly, we are subject to tax laws in the jurisdictions where we have operations, a presence and where we are legally incorporated. In considering these factors and others, it is possible that taxing authorities of the jurisdictions in which we operate and taxing authorities of other different jurisdictions may claim that we are a tax resident of such other countries, which could result in additional operational and financial complications for us.

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

John C. Malone has significant voting power with respect to corporate matters considered by our shareholders. Dr. John C. Malone beneficially owns outstanding common shares of Liberty Global representing 30.37% of our aggregate voting power as of February 16, 2026. By virtue of Dr. Malone’s voting power in our company, as well as his position as Chairman Emeritus, Dr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to our shareholders for approval. For example, under our bye-laws, amendments to certain provisions of the bye-laws require the approval of 75% of the total voting power of the outstanding Class A common shares and Class B common shares, voting together as a single class. Because Dr. Malone beneficially owns 30.37% of our aggregate voting power, he has the ability to prevent the requisite approval threshold from being met even though the other shareholders may determine that such action or transaction is beneficial for the company. Dr. Malone’s rights to vote or dispose of his equity interests in our company are not subject to any restrictions in favor of us other than as may be required by applicable law and customary transfer restrictions pursuant to equity award agreements.

It may be difficult for a third-party to acquire us, even if doing so may be beneficial to our shareholders. Certain provisions of our bye-laws may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable. These provisions include: authorizing a capital structure with multiple classes of common shares, a Class B share class that entitles the holders to 10 votes per share, a Class A share class that entitles the holders to one vote per share and a Class C share class that, except as otherwise required by applicable law, entitles the holders to no voting rights; classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors; prohibiting shareholder action by written resolution, thereby requiring all shareholder actions to be taken at a meeting of the shareholders; establishing advance notice requirements for nominations of director candidates or for proposing matters that can be acted upon by shareholders at shareholder meetings; requiring heightened shareholder approval with respect to certain extraordinary matters, such as certain mergers, amalgamations or consolidations of the company, or in the case of certain amendments to our bye-laws; and the existence of authorized and unissued shares which would allow our board to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the share ownership of persons seeking to obtain control of us.

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

Our Chairman of the Board of Directors also serves as our Chief Executive Officer (CEO). Following the retirement of our long-time Chairman, John C. Malone, our CEO was appointed as the new Chairman of our board of directors. Combining these roles may concentrate decision-making authority and reduce the board of directors’ ability to provide independent oversight of management. This structure could create potential conflicts of interest, particularly in areas such as executive compensation, succession planning and risk management. While we believe this leadership model provides unified strategic direction and efficient decision-making, it may limit the board of directors’ capacity to challenge management decisions effectively. If this governance structure is perceived negatively by investors, proxy advisory firms or regulators, it could result in reputational harm, increased shareholder activism or adverse voting outcomes on governance proposals. Any such developments could impact our corporate governance ratings and potentially affect our stock price.

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

Geopolitical conflicts, energy shortages and other adverse incidents beyond our control could adversely affect our revenue and results of operations. Political unrest and global conflicts like the war between Russia and Ukraine and the ongoing conflicts in the Middle East have disrupted, and in the future may further continue to disrupt, global supply chains and heighten volatility and disruption of global financial markets. While we do not have direct operations within the conflict areas, the conflicts involving these nations has heightened the disruption to our supply chain, contributing to inflation in our labor and energy costs and may increase our risk of cyberattacks, which could result in significant losses and damage and could damage our reputation with customers and suppliers if their confidential information is compromised. The impact of these global events on our longer-term operational and financial performance will depend on future developments, our and governmental responses to inflation and the duration and severity of these conflicts. Any terrorist attacks or incidents prompted by political unrest, particularly in markets that we serve, and the national and global militaristic, diplomatic and financial response to such attacks or other threats also may adversely affect our revenue and results of operations.

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

Our CSO has significant experience leading cybersecurity efforts at large enterprises, having held top information security positions at a number of international large- and mega-cap companies during her career. She also holds a master of science in security risk management and is qualified as a certified information security manager with the Information Systems Audit and Control Association. Our CSO has been with the company or its subsidiaries for over five years.

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

In 2025, there were no cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected or are reasonably likely to materially affect the company, including its business strategy, results of operations or financial condition.

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
Item 3. LEGAL PROCEEDINGS

From time to time, our subsidiaries and affiliates become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 18 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

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

Market Information

Our share capital comprises Liberty Global Class A, Class B and Class C common shares, which trade on the Nasdaq Global Select Market under the symbols “LBTYA,” “LBTYB” and “LBTYK,” respectively. Share price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com.

The following table sets forth the quarterly range of high and low sales prices of Liberty Global Class B common shares for 2025 and 2024. Although Liberty Global Class B common shares are traded on the Nasdaq Global Select Market, an established public trading market does not exist for the shares, as they are not actively traded.

	Liberty Global Class B common shares
	High	Low

2025
First quarter	$13.59	$10.34
Second quarter	$11.27	$9.15
Third quarter	$13.04	$9.79
Fourth quarter	$12.60	$10.30

2024
First quarter	$21.77	$16.76
Second quarter	$18.60	$16.01
Third quarter	$21.90	$17.58
Fourth quarter - prior to the Sunrise Distribution	$21.80	$19.71
Fourth quarter - subsequent to the Sunrise Distribution (a)	$14.91	$11.38
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

Holders

As of January 31, 2026, there were 29,862, 30 and 32,791 record holders of Liberty Global Class A, Class B and Class C common shares, respectively. These amounts do not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchase of Equity Securities

The following table sets forth information regarding our company’s purchase of its own equity securities during the three months ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly-announced plans or programs	Value of shares that may yet be repurchased under the plans or programs

October 1, 2025 through October 31, 2025:
Class A	—	$—	—	(b)
Class C	1,141,026	$11.30	1,141,026	(b)
November 1, 2025 through November 30, 2025:
Class A	—	$—	—	(b)
Class C	943,018	$11.07	943,018	(b)
December 1, 2025 through December 31, 2025:
Class A	—	$—	—	(b)
Class C	893,394	$11.15	893,394	(b)
Total — October 1, 2025 through December 31, 2025:
Class A	—	$—	—	(b)
Class C	2,977,438	$11.18	2,977,438	(b)
_______________

(a)Average price paid per share includes direct acquisition costs.

(b)Our board of directors previously approved a share repurchase program authorizing the repurchase of up to 10% of our outstanding shares as of December 31, 2024, which authorized repurchases during 2025. As of the date of this Annual Report on Form 10-K, no new share repurchase program has been approved for 2026, and therefore, at this time, we are not authorized to repurchase any shares during 2026.

Stock Performance Graph

The following graph compares the changes in the cumulative total shareholder return on our Liberty Global Class A, Class B and Class C common shares from January 1, 2021 to December 31, 2025, to the change in the cumulative total returns of the Nasdaq US Benchmark Telecom TR Index and the Nasdaq US Benchmark TR Index (assuming reinvestment of dividends, where applicable). The graph assumes that $100 was invested on January 1, 2021.

	December 31,
	2021	2022	2023	2024	2025

Liberty Global - Class A	$114.53	$78.16	$73.37	$99.42	$86.80
Liberty Global - Class B	$114.83	$77.48	$72.62	$92.31	$84.22
Liberty Global - Class C	$118.77	$82.16	$78.82	$104.21	$87.55
Nasdaq US Benchmark Telecom TR Index	$105.33	$81.86	$92.28	$111.62	$130.51
Nasdaq US Benchmark TR Index	$125.89	$101.05	$127.76	$159.03	$186.96

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
•Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2025 and 2024.
•Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity and consolidated statements of cash flows.
•Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that involve uncertainties and require significant judgment in their application.
•Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risks that our company faces.

Included below is an analysis of our results of operations and cash flows for 2025, as compared to 2024. An analysis of our results of operations and cash flows for 2024, as compared to 2023, can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2024, which is available through the Securities and Exchange Commission’s website at www.sec.gov.

The capitalized terms used below have been defined in the notes to our consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data is presented, as of December 31, 2025.

Overview

General

We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe and are an active investor across the technology, media, sports and infrastructure sectors. We also provide innovative technology, operational and financial services to our affiliates and third parties. Our continuing operations comprise businesses that provide residential and B2B communications services in (i) Belgium and Luxembourg through Telenet and (ii) Ireland through VM Ireland. In addition, we own 50% noncontrolling interests in (a) the VMO2 JV, which provides residential and B2B communications services in the U.K., and (b) the VodafoneZiggo JV, which provides residential and B2B communications services in the Netherlands.

Prior to the completion of the Spin-off on November 8, 2024, we also provided residential and B2B communications services in Switzerland through Sunrise. Sunrise, together with certain other Liberty Global subsidiaries connected to our Swiss business, are collectively referred to as the Sunrise Entities and are reflected as discontinued operations for all applicable periods. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations, unless otherwise indicated. For additional information regarding the Spin-off, see note 6 to our consolidated financial statements.

On October 2, 2024, we completed the Formula E Acquisition, pursuant to which we acquired a controlling interest in Formula E and began consolidating 100% of Formula E’s results from that date. For additional information, see note 5 to our consolidated financial statements.

Operations

Our company delivers market-leading products through next-generation networks that connect our customers to broadband internet, video, fixed-line telephony and mobile services. At December 31, 2025, our reportable segments, including our nonconsolidated JVs, as defined in note 19 to our consolidated financial statements, owned and operated networks that passed 29,117,600 homes and served 11,399,700 fixed-line customers and 44,886,600 mobile subscribers.

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

Other. We provide premium electric car racing content through our controlling interest in Formula E. We also have significant investments in Televisa Univision, ITV, EdgeConneX, the AtlasEdge JV and several regional sports networks. The investments identified by company name above are intended to be merely illustrative, do not represent a complete list and are not necessarily the largest of our long-term investments. From time to time, we may make investments in other companies that we choose not to identify by company name for commercial, legal, strategic or other reasons. We also provide technology and finance services to the VMO2 JV, the VodafoneZiggo JV and various third-parties and affiliates pursuant to service agreements.

For additional information regarding the details of our products and services, see Item 1. Business included in Part I of this Annual Report on Form 10-K.

Strategy and Management Focus

We view our business in three strategic complementary platforms, “Liberty Telecom” (our converged broadband, video and mobile communications businesses), “Liberty Growth” (our venture capital arm comprised of various technology, media, sports, digital infrastructure and other growth assets) and “Liberty Services” (our innovative technology, operational and finance service platforms offered by our centralized functions to our affiliates and third parties). As discussed further under Liquidity and Capital Resources — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results, as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the three months ended December 31, 2025 for our continuing operations was to the euro, as substantially all of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Annual Report on Form 10-K, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each of our consolidated and nonconsolidated reportable segment’s results of operations, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the VodafoneZiggo JV. We account for our 50% interests in both the VMO2 JV and the VodafoneZiggo JV under the equity method; accordingly, our share of their operating results is included in share of results of affiliates, net in our consolidated statements of operations. The noncontrolling interests at Telenet and Formula E are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.

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

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segments for 2025, as compared to 2024. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) with respect to our consolidated reportable segments, the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our reportable segments for 2025 and 2024 at the end of this section.

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

The following table provides a reconciliation of earnings (loss) from continuing operations to total consolidated Adjusted EBITDA:

	Year ended December 31,
	2025	2024	2023
	in millions

Earnings (loss) from continuing operations	$(7,096.7)	$1,869.1	$(3,659.1)
Income tax expense (benefit)	(75.8)	(30.8)	213.1
Other income, net	(96.0)	(201.8)	(212.8)
Gain on sale of All3Media	—	(242.9)	—
Gain associated with the Formula E Acquisition	—	(190.7)	—
Gain associated with the Telenet Wyre Transaction	—	—	(377.8)
Share of results of affiliates, net	3,186.9	205.6	2,018.4
Losses on debt extinguishment, net	20.1	—	1.4
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	(147.8)	28.4	556.6
Foreign currency transaction losses (gains), net	3,121.1	(1,756.5)	719.7
Realized and unrealized losses (gains) on derivative instruments, net	567.4	(315.2)	(78.3)
Interest expense	497.5	574.7	505.0
Operating loss	(23.3)	(60.1)	(313.8)
Impairment, restructuring and other operating items, net	90.0	49.6	43.0
Depreciation and amortization, net	1,038.9	1,002.0	1,216.4
Share-based compensation expense	169.4	168.3	204.8
Total consolidated Adjusted EBITDA	$1,275.0	$1,159.8	$1,150.4

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

	Year ended December 31,		Increase (decrease)		Organic decrease
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$3,207.9	$3,084.4	$123.5	4.0	$(12.8)	(0.4)
VM Ireland	494.8	491.4	3.4	0.7	(17.6)	(3.6)
Total consolidated reportable segments	3,702.7	3,575.8	126.9	3.5
Plus: all other category	1,341.3	1,013.6	327.7	32.3
Less: elimination of intercompany consolidated revenue	(165.5)	(247.5)	82.0	N.M.
Total consolidated	$4,878.5	$4,341.9	$536.6	12.4	$(54.6)	(1.2)

VMO2 JV	$13,335.2	$13,649.7	$(314.5)	(2.3)
VodafoneZiggo JV	$4,518.5	$4,450.5	$68.0	1.5
______________

N.M. — Not Meaningful.

Telenet. The details of the increase in Telenet’s revenue during 2025, as compared to 2024, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(25.0)	$—	$(25.0)
ARPU	15.8	—	15.8
Increase in residential fixed non-subscription revenue	—	4.3	4.3
Total increase (decrease) in residential fixed revenue	(9.2)	4.3	(4.9)
Decrease in residential mobile revenue (a)	(6.3)	(6.6)	(12.9)
Increase (decrease) in B2B revenue (b)	(3.4)	12.7	9.3
Decrease in other revenue (c)	—	(4.3)	(4.3)
Total organic increase (decrease)	(18.9)	6.1	(12.8)
Impact of FX	97.0	39.3	136.3
Total	$78.1	$45.4	$123.5
_______________

(a)The decrease in residential mobile subscription revenue is primarily attributable to a decrease in the average number of mobile subscribers. The decrease in residential mobile non-subscription revenue is primarily attributable to lower interconnect revenue.

(b)The increase in B2B non-subscription revenue is primarily due to the net effect of (i) an increase in revenue from wholesale services and (ii) lower interconnect revenue.

(c)The decrease in other revenue is primarily due to the net effect of (i) a decrease associated with the one-off impact of the recognition of previously deferred revenue of approximately $18 million during the third quarter of 2024 and (ii) higher broadcasting revenue.

VM Ireland. The details of the increase in VM Ireland’s revenue during 2025, as compared to 2024, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(8.6)	$—	$(8.6)
ARPU	(4.3)	—	(4.3)
Total decrease in residential fixed revenue	(12.9)	—	(12.9)
Decrease in residential mobile revenue	(1.9)	(1.5)	(3.4)
Increase (decrease) in B2B revenue	(0.1)	5.2	5.1
Decrease in other revenue	—	(6.4)	(6.4)
Total organic decrease	(14.9)	(2.7)	(17.6)
Impact of FX	14.8	6.2	21.0
Total	$(0.1)	$3.5	$3.4

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

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$1,303.8	$1,292.2	$11.6	0.9	$(42.9)	(3.3)
VM Ireland	180.3	178.3	2.0	1.1	(6.5)	(3.6)
Total consolidated reportable segments	1,484.1	1,470.5	13.6	0.9
Plus: all other category	(167.9)	(188.7)	20.8	(11.0)
Less: elimination of intercompany consolidated Adjusted EBITDA	(41.2)	(122.0)	80.8	N.M.
Total consolidated	$1,275.0	$1,159.8	$115.2	9.9	$(23.8)	(2.1)

VMO2 JV	$4,662.8	$4,503.4	$159.4	3.5
VodafoneZiggo JV	$1,977.7	$2,033.9	$(56.2)	(2.8)
_______________

N.M. — Not Meaningful.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our reportable segments:

	Year ended December 31,
	2025	2024

Telenet	40.6%	41.9%
VM Ireland	36.4%	36.3%

VMO2 JV	35.0%	33.0%
VodafoneZiggo JV	43.8%	45.7%

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
	in millions, except percentages
Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$949.6	$890.6	$59.0	6.6	$18.5	2.1
Video	600.4	598.2	2.2	0.4	(22.8)	(3.8)
Fixed-line telephony	185.9	196.0	(10.1)	(5.2)	(17.9)	(9.1)
Total subscription revenue	1,735.9	1,684.8	51.1	3.0	(22.2)	(1.3)
Non-subscription revenue	27.6	21.6	6.0	27.8	4.5	20.8
Total residential fixed revenue	1,763.5	1,706.4	57.1	3.3	(17.7)	(1.0)
Residential mobile revenue (c):
Subscription revenue (b)	500.3	487.1	13.2	2.7	(8.2)	(1.7)
Non-subscription revenue	169.1	169.3	(0.2)	(0.1)	(8.1)	(4.8)
Total residential mobile revenue	669.4	656.4	13.0	2.0	(16.3)	(2.5)
Total residential revenue	2,432.9	2,362.8	70.1	3.0	(34.0)	(1.4)
B2B revenue (d):
Subscription revenue	447.0	431.5	15.5	3.6	(3.6)	(0.8)
Non-subscription revenue	452.1	411.3	40.8	9.9	21.3	5.2
Total B2B revenue	899.1	842.8	56.3	6.7	17.7	2.1
Other revenue (e)	1,546.5	1,136.3	410.2	36.1	(38.3)	(2.8)
Total	$4,878.5	$4,341.9	$536.6	12.4	$(54.6)	(1.2)
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $32.5 million and $43.9 million during 2025 and 2024, respectively.

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

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the Sunrise Services and the NL JV Services, (ii) broadcasting revenue at Telenet and VM Ireland, (iii) revenue at Formula E and (iv) revenue earned from the sales of CPE to the VMO2 JV and the VodafoneZiggo JV.

Total revenue. Our consolidated revenue increased $536.6 million or 12.4% during 2025, as compared to 2024. This increase includes an increase of $240.8 million attributable to the impact of the Formula E Acquisition and an increase of $171.1 million attributable to the impact of the Sunrise Services provided in connection with the Spin-off. On an organic basis, our consolidated revenue decreased $54.6 million or 1.2%.

Residential revenue. The details of the increase in our consolidated residential revenue during 2025, as compared to 2024, are as follows (in millions):

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(37.3)
ARPU	15.1
Increase in residential fixed non-subscription revenue	4.5
Total decrease in residential fixed revenue	(17.7)
Decrease in residential mobile subscription revenue	(8.2)
Decrease in residential mobile non-subscription revenue	(8.1)
Total decrease in residential revenue	(34.0)
Impact of FX	104.1
Total increase in residential revenue	$70.1

On an organic basis, our consolidated residential fixed subscription revenue decreased $22.2 million or 1.3% during 2025, as compared to 2024, primarily attributable to a decrease at VM Ireland.

On an organic basis, our consolidated residential mobile subscription revenue decreased $8.2 million or 1.7% during 2025, as compared to 2024, primarily due to a decrease at Telenet.

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $8.1 million or 4.8% during 2025, as compared to 2024, primarily due to a decrease at Telenet.

On an organic basis, our consolidated B2B non-subscription revenue increased $21.3 million or 5.2% during 2025, as compared to 2024, primarily due to an increase at Telenet.

Other revenue. On an organic basis, our consolidated other revenue decreased $38.3 million or 2.8% during 2025, as compared to 2024, primarily due to the net effect of (i) lower revenue earned from the sales of CPE to the VMO2 JV, (ii) an increase in revenue earned from the U.K. JV Services and (iii) a decrease associated with the one-off impact of the recognition of previously deferred revenue at Telenet during the third quarter of 2024.

Programming and other direct costs of services

Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, costs of mobile handsets and other devices and other direct costs related to our operations, including costs associated with our transitional and other service agreements and certain costs related to the development of externally marketed software. Programming and copyright costs represent a significant portion of our operating costs and are subject to rise in future periods due to various factors, including (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, and (ii) rate increases.

The details of our programming and other direct costs of services are as follows:

	Year ended December 31,		Increase (decrease)		Organic decrease
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$772.9	$764.5	$8.4	1.1	$(23.7)	(3.1)
VM Ireland	127.2	127.7	(0.5)	(0.4)	(5.4)	(4.2)
Total consolidated reportable segments	900.1	892.2	7.9	0.9
Plus: all other category	843.8	644.4	199.4	30.9
Less: elimination of intercompany consolidated programming and other direct costs of services	(73.4)	(85.9)	12.5	N.M.
Total consolidated	$1,670.5	$1,450.7	$219.8	15.2	$(71.2)	(4.3)
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $219.8 million or 15.2% during 2025, as compared to 2024. This increase includes an increase of $193.7 million attributable to the impact of the Formula E Acquisition. On an organic basis, our programming and other direct costs of services decreased $71.2 million or 4.3%. This decrease includes the following factors:

•A decrease in costs of $41.2 million related to the sales of CPE to the VMO2 JV;

•A decrease in programming and copyright costs of $15.4 million or 2.8%, primarily attributable to lower costs for certain content at Telenet and VM Ireland;

•A net decrease of $10.8 million related to the recognition of losses during the fourth quarters of 2025 and 2024 associated with certain minimum purchase commitments;

•A decrease in interconnect and access costs of $10.3 million or 9.9%, primarily due to lower interconnect and mobile roaming costs at Telenet; and

•A decrease in costs of $7.6 million related to third-party CPE development costs recognized in the fourth quarter of 2024.

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

The details of our other operating expenses are as follows:

	Year ended December 31,		Increase (decrease)		Organic increase
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$576.2	$515.5	$60.7	11.8	$35.7	6.9
VM Ireland	131.8	123.5	8.3	6.7	3.1	2.5
Total consolidated reportable segments	708.0	639.0	69.0	10.8
Plus: all other category	199.9	139.3	60.6	43.5
Less: elimination of intercompany consolidated other operating expenses	(41.7)	(35.0)	(6.7)	N.M.
Total consolidated (excluding share-based compensation expense)	866.2	743.3	122.9	16.5	$59.3	7.9
Share-based compensation expense	12.6	17.8	(5.2)	(29.2)
Total consolidated	$878.8	$761.1	$117.7	15.5
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) increased $122.9 million or 16.5% during 2025, as compared to 2024. This increase includes an increase of $11.1 million attributable to the impact of the Formula E Acquisition. On an organic basis, our other operating expenses increased $59.3 million or 7.9%. This increase includes the following factors:

•An increase in core network and information technology-related costs of $51.5 million or 29.3%, primarily due to higher information technology-related costs, including increases at Telenet and VM Ireland; and

•An increase in personnel costs of $15.7 million or 7.2%, primarily due to the net effect of (i) higher average costs per employee, including an increase at Telenet, (ii) lower staffing levels, including a decrease at Telenet, and (iii) an increase in incentive compensation costs.

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

The details of our SG&A expenses are as follows:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

Telenet	$555.0	$512.2	$42.8	8.4	$18.0	3.5
VM Ireland	55.5	61.9	(6.4)	(10.3)	(8.9)	(14.4)
Total consolidated reportable segments	610.5	574.1	36.4	6.3
Plus: all other category	465.5	418.6	46.9	11.2
Less: elimination of intercompany consolidated SG&A expenses	(9.2)	(4.6)	(4.6)	N.M.
Total consolidated (excluding share-based compensation expense)	1,066.8	988.1	78.7	8.0	$(20.7)	(2.0)
Share-based compensation expense	156.8	150.5	6.3	4.2
Total consolidated	$1,223.6	$1,138.6	$85.0	7.5
______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Year ended December 31,		Increase		Organic increase (decrease)
	2025	2024	$	%	$	%
	in millions, except percentages

General and administrative (a)	$724.9	$686.6	$38.3	5.6	$(22.2)	(3.1)
External sales and marketing	341.9	301.5	40.4	13.4	1.5	0.5
Total	$1,066.8	$988.1	$78.7	8.0	$(20.7)	(2.0)
______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $78.7 million or 8.0% during 2025, as compared to 2024. This increase includes an increase of $58.1 million attributable to the impact of the Formula E Acquisition. On an organic basis, our SG&A expenses decreased $20.7 million or 2.0%. This decrease is primarily due to a decrease in personnel costs of $16.2 million or 3.1%, primarily due to the net effect of (i) higher average costs per employee, including an increase at Telenet, (ii) lower staffing levels and (iii) lower incentive compensation costs.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Year ended December 31,
	2025	2024
	in millions

Liberty Global (a):
Non-performance based incentive awards	$83.5	$113.9
Performance based incentive awards	46.9	18.6
Other (b)	35.0	29.7
Total Liberty Global	165.4	162.2
Other	4.0	6.1
Total	$169.4	$168.3
Included in:
Other operating expenses	$12.6	$17.8
Total SG&A expenses	156.8	150.5
Total	$169.4	$168.3
_______________

(a)In November 2024, in connection with the Sunrise Distribution and the Spin-off, the compensation committee of our board of directors approved the Award Modifications in accordance with the underlying share-based incentive plans. As we determined that there was no incremental value associated with the Award Modifications, we did not recognize any incremental share-based compensation expense associated with these modifications.

(b)Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled in Liberty Global common shares. In the case of annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in common shares of Liberty Global in lieu of cash. In addition, amounts include compensation expense related to the Liberty Growth Incentive Plans.

For additional information concerning our share-based compensation, see note 15 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense was $1,038.9 million and $1,002.0 million during 2025 and 2024, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $9.5 million or 0.9% during 2025, as compared to 2024. This decrease is primarily due to the net effect of (i) a decrease associated with certain assets becoming fully depreciated, primarily at Telenet, and (ii) an increase associated with property and equipment additions related to the installation of CPE, the expansion and upgrade of our networks and other capital initiatives, primarily at Telenet.

Impairment, restructuring and other operating items, net
We recognized impairment, restructuring and other operating items, net, of $90.0 million and $49.6 million during 2025 and 2024, respectively.

The 2025 amount primarily includes (i) restructuring costs of $55.9 million and (ii) an impairment charge on certain long-lived assets at Telenet of $42.3 million during the fourth quarter of 2025. During 2025, we commenced a restructuring program that includes employee terminations within certain of our centralized functions and recorded $43.8 million of restructuring costs during 2025 related to this program. We expect to incur further restructuring charges during 2026 as certain elements of the restructuring plan did not meet the criteria for recognition in 2025.

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

Interest expense

We recognized interest expense of $497.5 million and $574.7 million during 2025 and 2024, respectively. Excluding the effects of FX, interest expense decreased $97.8 million or 17.0% during 2025, as compared to 2024. This decrease is primarily attributable to a lower weighted average interest rate and a lower average outstanding debt balance. For additional information regarding our outstanding indebtedness, see note 11 to our consolidated financial statements.

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

	Year ended December 31,
	2025	2024
	in millions

Cross-currency and interest rate derivative contracts (a)	$(348.7)	$323.7
Equity-related derivative instruments (b)	(207.6)	(38.6)
Foreign currency forward and option contracts	(11.1)	30.0
Other	—	0.1
Total	$(567.4)	$315.2
_______________
(a)The loss during 2025 is primarily attributable to the net effect of (i) a net loss associated with changes in the relative value of certain currencies and (ii) a net gain associated with changes in certain market interest rates. In addition, the loss during 2025 includes a net gain of $3.0 million resulting from changes in our credit risk valuation adjustments. The gain during 2024 is primarily attributable to the net effect of (a) a net gain associated with changes in the relative value of certain currencies and (b) a net loss associated with changes in certain market interest rates. In addition, the gain during 2024 includes a net loss of $7.7 million resulting from changes in our credit risk valuation adjustments.

(b)The recurring fair value measurements of our equity-related derivative instruments are based on Black-Scholes pricing models. For additional information, see note 9 to our consolidated financial statements. For additional information regarding the Vodafone Collar, which was fully settled in 2025, see note 7 to our consolidated financial statements.

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

	Year ended December 31,
	2025	2024
	in millions

Intercompany balances denominated in a currency other than the entity’s functional currency (a)	$(3,535.1)	$1,964.0
U.S. dollar-denominated debt issued by euro functional currency entities	417.9	(217.7)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(3.2)	8.8
Other	(0.7)	1.4
Total	$(3,121.1)	$1,756.5
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

	Year ended December 31,
	2025	2024
	in millions

Vodafone	$207.7	$57.4
Televisa Univision	(55.3)	(52.1)
ITV	36.8	46.9
Lionsgate (a)	16.1	(16.2)
Plume	(8.9)	(95.4)
Aviatrix	(5.8)	(24.5)
EdgeConneX	4.6	147.6
SMAs	(2.0)	33.7
Lacework (b)	—	(75.8)
Pax8 (c)	—	(27.9)
Other, net	(45.4)	(22.1)
Total	$147.8	$(28.4)
_______________

(a)Amounts represent the change in fair value of our investment in Lionsgate, both before and after the Lionsgate Separation. Following the Lionsgate Separation, changes in fair value related to our investment in Starz are included in ‘Other, net’ in the above table. See note 7 to our consolidated financial statements for more information on the Lionsgate Separation.

(b)We completed the sale of our investment in Lacework during the third quarter of 2024.

(c)We completed the sale of our investment in Pax8 during the fourth quarter of 2024.

Losses on debt extinguishment, net

We recognized a net loss on debt extinguishment of $20.1 million during 2025 related to the write-off of unamortized deferred financing costs and discounts. For additional information concerning our losses on debt extinguishment, net, see note 11 to our consolidated financial statements.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Year ended December 31,
	2025	2024
	in millions

VMO2 JV (a)	$(2,921.4)	$(29.0)
VodafoneZiggo JV (b)	(99.0)	(69.3)
nexfibre JV	(76.3)	(2.2)
AtlasEdge JV	(73.0)	(40.9)
Formula E (c)	—	(29.1)
All3Media (d)	—	(15.5)
Other, net	(17.2)	(19.6)
Total	$(3,186.9)	$(205.6)
_______________

(a)Represents (i) our share of the results of operations of the VMO2 JV and (ii) for 2024, 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees who were formerly employees of Liberty Global prior to the VMO2 JV formation, as these awards remain our responsibility. The summarized results of operations of the VMO2 JV are set forth below:

	Year ended December 31,
	2025	2024
	in millions

Revenue	$13,335.2	$13,649.7
Adjusted EBITDA	$4,662.8	$4,503.4
Operating income (loss) (1) (2)	$(4,280.8)	$1,037.8
Non-operating expense (3)	$(1,797.9)	$(1,004.7)
Net earnings (loss) (2)	$(5,766.5)	$1.7
_______________

(1)Includes depreciation and amortization expense of $3,709.4 million and $3,311.7 million, respectively.

(2)The 2025 amount includes a charge of £3.8 billion ($5.0 billion at the applicable rate) related to the VMO2 JV’s goodwill impairment, as described in note 7 to our consolidated financial statements.

(3)Includes interest expense of $1,606.6 million and $1,634.7 million, respectively.

The change in the VMO2 JV’s revenue during 2025, as compared to 2024, is primarily due to the net effect of (i) a decrease in other revenue related to low-margin construction activity from the nexfibre JV, (ii) a decrease in mobile revenue due to lower handset revenue and (iii) an increase in B2B fixed revenue due to the VMO2 JV’s consolidation of the Daisy Group following the merger of the B2B operations of O2 and Daisy, with each revenue category as defined and reported by the VMO2 JV. The change in the VMO2 JV’s Adjusted EBITDA during 2025, as compared to 2024, is primarily due to the net effect of (a) a provision for legal matters in 2025 of approximately $32 million, (b) a handset inventory-related insurance recovery during 2025 of approximately $27 million related to a loss recognized in 2024, (c) cost efficiencies, (d) a decrease in the nexfibre JV construction impact to Adjusted EBITDA and (e) the aforementioned changes in revenue. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(b)Represents (i) our share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $57.7 million and $55.4 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Year ended December 31,
	2025	2024
	in millions

Revenue	$4,518.5	$4,450.5
Adjusted EBITDA	$1,977.7	$2,033.9
Operating income (1)	$130.8	$321.0
Non-operating expense (2)	$(582.6)	$(707.3)
Net loss	$(323.4)	$(257.1)
_______________

(1)Includes depreciation and amortization expense of $1,771.6 million and $1,696.3 million, respectively.

(2)Includes interest expense of $762.4 million and $822.9 million, respectively.

The change in the VodafoneZiggo JV’s revenue during 2025, as compared to 2024, is primarily due to the net effect of (i) a decrease in residential fixed revenue, driven by the ongoing impact of repricing, (ii) a decrease in mobile revenue, (iii) an increase in other revenue related to premium sports content and (iv) an increase in B2B fixed revenue. The change in the VodafoneZiggo JV’s Adjusted EBITDA during 2025, as compared to 2024, is primarily due to the net effect of (a) the aforementioned change in revenue, (b) an increase in consulting costs, (c) higher programming costs and (d) cost control measures in customer service, labor and energy costs. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

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

Other income, net

We recognized other income, net, of $96.0 million and $201.8 million during 2025 and 2024, respectively. These amounts include interest and dividend income of $98.1 million and $199.3 million, respectively.

Income tax benefit (expense)
We recognized income tax benefit of $75.8 million and $30.8 million during 2025 and 2024, respectively.

The income tax benefit during 2025 differs from the expected income tax benefit of $1,075.9 million (based on the Bermuda statutory income tax rate of 15.0%), primarily due to the net negative impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates. The net negative impact of these items was partially offset by the net positive impact of statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory income tax rate.

The income tax benefit during 2024 differs from the expected income tax expense of $459.6 million (based on the U.K. income tax rate of 25.0%), primarily due to the net positive impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) the recognition of previously unrecognized tax benefits. The net positive impact of these items was partially offset by the net negative impact of certain permanent differences between the financial and tax accounting treatment of interest and other expenses.

For additional information concerning our income taxes, see note 13 to our consolidated financial statements.

Earnings (loss) from continuing operations

During 2025 and 2024, we reported earnings (loss) from continuing operations of ($7,096.7 million) and $1,869.1 million, respectively, consisting of (i) operating losses of $23.3 million and $60.1 million, respectively, (ii) net non-operating income (expense) of ($7,149.2 million) and $1,898.4 million, respectively, and (iii) income tax benefit of $75.8 million and $30.8 million, respectively.

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

Loss from discontinued operations, net of taxes

We reported a loss from discontinued operations, net of taxes, of $223.2 million during 2024 related to the operations of the Sunrise Entities. For additional information, see note 6 to our consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests were $41.4 million and $57.9 million during 2025 and 2024, respectively, attributable to certain noncontrolling interests at Telenet and Formula E.

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

Cash, cash equivalents and SMAs

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents and investments held under SMAs at December 31, 2025 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$—
Unrestricted subsidiaries (b)	914.3
Total Liberty Global and unrestricted subsidiaries	914.3
Borrowing groups (c):
Telenet	1,134.3
VM Ireland	32.8
Total borrowing groups	1,167.1
Total cash and cash equivalents (d)	2,081.4
Investments held under SMAs (e)	76.2
Total cash and cash equivalents and investments held under SMAs	$2,157.6
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(d)The total cash and cash equivalents balance includes $1,336.6 million or 64.2%, $384.1 million or 18.5% and $357.8 million or 17.2% denominated in euros, U.S. dollars and British pound sterling, respectively.

(e)The balance of our investments held under SMAs is held by unrestricted subsidiaries of Liberty Global and includes $75.0 million or 98.4% denominated in U.S. dollars.

For additional information regarding our cash and cash equivalents and investments held under SMAs, see the discussion under Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Cash and Investments below.

Liquidity of Liberty Global and its unrestricted subsidiaries
The $914.3 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, subject to certain tax and legal considerations, together with the $76.2 million of investments held under SMAs, represented available liquidity at the corporate level at December 31, 2025. Our remaining cash and cash equivalents of $1,167.1 million at December 31, 2025 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at December 31, 2025, see note 11 to our consolidated financial statements.

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

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of dividend distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VMO2 JV or the VodafoneZiggo JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries, such as the sale of All3Media, and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all.

At December 31, 2025, our consolidated cash and cash equivalents included $2,081.4 million held by entities that are domiciled outside of Bermuda. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing any potential share repurchase activity.

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

During 2025, the aggregate amount of our share repurchases, including direct acquisition costs, was $192.1 million. As of the date of this Annual Report on Form 10-K, no new share repurchase program has been approved for 2026, and therefore, at this time, we are not authorized to repurchase any shares during 2026. For additional information regarding our share repurchase programs, see note 14 to our consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at December 31, 2025, see note 11 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our December 31, 2025 consolidated balance sheet. In this regard, we have significant commitments related to (a) purchase obligations associated with CPE and certain service-related commitments, (b) certain operating costs associated with our networks and (c) programming, studio output and sports rights contracts. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, a significant portion of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 18 to our consolidated financial statements.

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

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and six times our consolidated Adjusted EBITDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our consolidated statements of operations.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global Ltd. Our credit facilities and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At December 31, 2025, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At December 31, 2025, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $8.6 billion, including $0.8 billion that is classified as current on our consolidated balance sheet and $3.3 billion that is not due until 2029 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at December 31, 2025.

We believe we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements and our operations during the next 12 months. However, as our maturing debt grows in later years, we anticipate we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution, and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

For additional information concerning our debt and finance lease obligations, see notes 11 and 12, respectively, to our consolidated financial statements.

Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX. See related discussion under Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

Summary. The 2025 and 2024 consolidated statements of cash flows of our continuing operations are summarized as follows:

	Year ended December 31,
	2025	2024	Change
	in millions

Net cash provided by operating activities	$1,211.1	$1,331.2	$(120.1)
Net cash provided (used) by investing activities	(874.9)	1,145.5	(2,020.4)
Net cash used by financing activities	(226.1)	(806.2)	580.1
Effect of exchange rate changes on cash and cash equivalents and restricted cash	154.7	(64.0)	218.7
Net increase in cash and cash equivalents and restricted cash	$264.8	$1,606.5	$(1,341.7)

Operating Activities. The decrease in net cash provided by operating activities is primarily attributable to the net effect of (i) a decrease in cash provided due to lower receipts of interest, (ii) a decrease in cash provided due to lower dividend distributions, (iii) a decrease in cash provided due to lower net cash receipts related to derivative instruments, (iv) an increase in cash provided by our Adjusted EBITDA and related working capital items, (v) an increase due to FX and (vi) an increase in cash provided due to lower payments of interest, net of €5.4 million ($6.2 million at the applicable rate) cash paid related to the partial settlement of the Vodafone Collar Loan during the second quarter of 2025. As further described in note 7, the Vodafone Collar and Vodafone Collar Loan were settled in full through a non-cash transaction during the third quarter of 2025. For additional information regarding the Vodafone Collar and Vodafone Collar Loan, see notes 7 and 11, respectively, to our consolidated financial statements. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our consolidated statements of operations.

Investing Activities. The change in net cash provided (used) by investing activities is primarily attributable to the net effect of (i) a decrease in cash of $1,235.7 million associated with lower net cash received from the sale of our investments, primarily related to the net effect of (a) lower net cash received from the sale of our investments held under SMAs and (b) €82.8 million ($95.5 million at the applicable rate) of net proceeds from the partial sale of our investment in Vodafone during the second quarter of 2025, (ii) a decrease in cash of $434.6 million due to higher capital expenditures, (iii) a decrease in cash of $411.7 million in connection with the sale of our investment in All3Media during 2024, (iv) an increase in cash of $199.1 million in connection with the Formula E Acquisition during 2024 and (v) a decrease in cash of $197.4 million due to lower dividend distributions received from the VMO2 JV. Capital expenditures increased from $908.5 million during the year ended December 31, 2024 to $1,343.1 million during the year ended December 31, 2025, primarily due to (a) an increase in our net local currency capital expenditures and related working capital movements, including the impact of higher capital-related vendor financing, and (b) an increase due to FX.

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

	Year ended December 31,
	2025	2024
	in millions

Property and equipment additions	$1,362.8	$1,061.9
Assets acquired under capital-related vendor financing arrangements	(85.5)	(76.8)
Assets acquired under finance leases	(1.1)	(7.4)
Changes in current liabilities related to capital expenditures	66.9	(69.2)
Capital expenditures, net	$1,343.1	$908.5

The increase in our property and equipment additions during 2025, as compared to 2024, is primarily due to (i) an increase in local currency expenditures of our subsidiaries due to the net effect of (a) an increase in expenditures for new build and upgrade projects, (b) an increase in expenditures for the purchase and installation of CPE and (c) a decrease in expenditures to support new customer products and operational efficiency initiatives, and (ii) an increase due to FX. During 2025 and 2024, our property and equipment additions represented 27.9% and 24.5% of revenue, respectively.

We expect our 2026 property and equipment additions to increase as compared to our 2025 property and equipment additions. The actual amount of our 2026 property and equipment additions may vary from our expectations for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans, (c) our expected future operating results or (d) foreign currency exchange rates, and (ii) the availability of sufficient capital. Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.

Financing Activities. The decrease in net cash used by financing activities is primarily attributable to the net effect of (i) a decrease in cash used of $497.7 million due to lower repurchases of Liberty Global common shares, (ii) a decrease in cash used of $128.4 million due to a decrease in cash and cash equivalents and restricted cash contributed to Sunrise in connection with the Spin-off in 2024, (iii) an increase in cash used of $104.5 million due to higher net repayments of debt, including €78.2 million ($90.2 million at the applicable rate) associated with the partial settlement of the Vodafone Collar Loan during the second quarter of 2025, and (iv) a decrease in cash used of $77.3 million due to higher net cash receipts related to derivatives, including €71.7 million ($82.7 million at the applicable rate) associated with the partial unwind and restructure of the Vodafone Collar during the second quarter of 2025.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by the operating activities of our continuing operations, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our consolidated statements of cash flows, with each item excluding any cash provided or used by our discontinued operations. Net cash provided by operating activities of our continuing operations includes cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions of $5.5 million and $9.1 million during 2025 and 2024, respectively.

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

The following table provides the details of our adjusted free cash flow:

	Year ended December 31,
	2025	2024
	in millions

Net cash provided by operating activities of our continuing operations	$1,211.1	$1,331.2
Operating-related vendor financing additions (a)	312.4	372.3
Cash capital expenditures, net	(1,343.1)	(908.5)
Principal payments on operating-related vendor financing	(369.4)	(363.7)
Principal payments on capital-related vendor financing	(79.6)	(114.0)
Principal payments on finance leases	(5.4)	(5.6)
Adjusted free cash flow	$(274.0)	$311.7
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

Impairment of Goodwill

Carrying Value. The aggregate carrying value of our goodwill comprised 15.5% of our total assets at December 31, 2025.

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

When required, considerable management judgment may be necessary to estimate the fair value of reporting units. We determine fair value using an income-based approach (discounted cash flows) based on assumptions in our long-range business plans or a market-based approach (current multiples of comparable public companies and guideline transactions) and, in some cases, a combination of an income-based approach and a market-based approach. With respect to our discounted cash flow analysis used in the income-based approach, the timing and amount of future cash flows under these business plans require estimates of, among other items, subscriber growth and retention rates, rates charged per product, expected gross margins and Adjusted EBITDA margins and expected property and equipment additions. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. Based on the results of our 2025 qualitative assessment of our reporting unit carrying values, we determined that it was more-likely-than-not that fair value exceeded carrying value for all of our reporting units.

During the three years ended December 31, 2025, 2024 and 2023, we did not record any significant impairment charges with respect to our goodwill. For additional information regarding our goodwill, see note 10 to our consolidated financial statements.

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

Changes in the fair values of our derivative instruments and fair value method investments have had, and we believe will continue to have, a significant and volatile impact on our results of operations. During 2025, 2024 and 2023, we recognized net gains (losses) of ($419.6 million), $286.8 million and ($478.3 million), respectively, attributable to changes in the fair values of these items.

As further described in note 9 to our consolidated financial statements, actual amounts received or paid upon the settlement or disposition of these investments and instruments may differ materially from the recorded fair values at December 31, 2025.

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

Net deferred tax assets are reduced by a valuation allowance if, based on our evaluation of all available evidence, we believe that it is more-likely-than-not such net deferred tax assets will not be realized. Establishing or reducing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2025, the aggregate valuation allowance provided against deferred tax assets was $2,088.5 million. The actual amount of deferred income tax benefits realized in future periods will likely differ from the net deferred tax assets reflected in our December 31, 2025 consolidated balance sheet due to, among other factors, possible future changes in income tax law, or interpretations thereof, in the jurisdictions in which we operate and differences between estimated and actual future taxable income. Any such factors could have a material effect on our current and deferred tax positions as reported in our consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.

Tax laws in jurisdictions in which we have a presence are subject to varied interpretation, and many tax positions we take are subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met and, accordingly, the amount of tax benefit recognized in our consolidated financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2025, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken in our tax returns, was $141.7 million, of which $88.9 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At December 31, 2025 and 2024, our consolidated cash balances included $1,336.6 million or 64.2% and $1,207.2 million or 66.5%, respectively, denominated in euros, $384.1 million or 18.5% and $565.3 million or 31.1%, respectively, denominated in U.S. dollars and $357.8 million or 17.2% and $43.0 million or 2.4%, respectively, denominated in British pound sterling. At December 31, 2025 and 2024, the balance of our consolidated investments held under SMAs included $75.0 million or 98.4% and $408.9 million or 94.4%, respectively, denominated in U.S. dollars.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2025, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our derivative instruments, see note 8 to our consolidated financial statements.

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

We are also exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the three months ended December 31, 2025 for our continuing operations was to the euro, as substantially all of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Europe. We do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. For additional information regarding certain currency instability risks, see Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	December 31,
	2025	2024

Spot rates:
Euro	0.8521	0.9663
British pound sterling	0.7434	0.7988

	Year ended December 31,
	2025	2024	2023

Average rates:
Euro	0.8867	0.9246	0.9247
British pound sterling	0.7590	0.7826	0.8042

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

Weighted Average Variable Interest Rate. At December 31, 2025 and 2024, the outstanding principal amount of our variable-rate indebtedness aggregated $6.9 billion and $6.2 billion, respectively, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 5.1% and 5.9%, respectively, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding at December 31, 2025, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $34.5 million. As discussed above and in note 8 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At December 31, 2025 and 2024, our exposure to counterparty credit risk included (i) cash and cash equivalents, restricted cash and investments held under SMAs of $2.2 billion and $2.2 billion, respectively, (ii) aggregate undrawn debt facilities of $745.3 million and $728.5 million, respectively, and (iii) derivative assets with an aggregate fair value of $92.9 million and $442.4 million, respectively.

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

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2025:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €303 million ($356 million); and

(ii)an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €61 million ($71 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €62 million ($73 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of December 31, 2025. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 8 to our consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

	Payments (receipts) due during:						Total
	2026	2027	2028	2029	2030	Thereafter
	in millions

Projected derivative cash payments (receipts), net:
Interest-related (a)	$(2.5)	$(111.8)	$(80.4)	$(25.8)	$0.3	$(2.3)	$(222.5)
Principal-related (b)	—	—	137.0	—	—	—	137.0
Other (c)	1.7	(0.3)	(0.4)	(0.6)	(0.2)	—	0.2
Total	$(0.8)	$(112.1)	$56.2	$(26.4)	$0.1	$(2.3)	$(85.3)
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Liberty Global are filed under this Item, beginning on page II-39. Financial statement schedules are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of December 31, 2025. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of December 31, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal control over financial reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein on page II-37.

(b) Audit Report of the Independent Registered Public Accounting Firm

The audit report of KPMG LLP is included herein on page II-38.

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

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2025, using the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Liberty Global Ltd.:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Global Ltd. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 18, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 18, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Liberty Global Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Global Ltd. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Equity method accounting for the Company’s investments in the VMO2 JV and the VodafoneZiggo JV

As described in Notes 3 and 7 to the consolidated financial statements, the Company holds noncontrolling interests in joint ventures for which it is able to significantly influence the operating policies of the affiliate that is accounted for using the equity method of accounting. Under the equity method, investments, originally recorded at cost, are adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with the recognition of losses generally limited to the extent of its investment in, and advances and commitments to, the investee. Dividend distributions from equity method investees are reflected as reductions in the carrying values of the applicable investments. Dividend distributions are included as operating or investing cash flows in the consolidated statement of cash flows when deemed to be returns on or returns of the investments, respectively. As of December 31, 2025, the Company’s equity method investment balance in the VMO2 JV and the VodafoneZiggo JV was $3,756.7 million and $1,738.6 million, respectively. For the year ended December 31, 2025, the Company’s share of results of the VMO2 JV and the VodafoneZiggo JV was a loss of $2,921.4 million and a loss of $99.0 million, respectively.

We identified the evaluation of the equity method of accounting for the Company’s investments in the VMO2 JV and the VodafoneZiggo JV as a critical audit matter. Evaluating the Company’s application of the equity method of accounting for these investments required a higher degree of complex auditor judgment to determine the nature and extent of audit effort required to address the matter.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s equity method accounting process, including a control related to the share of results of affiliates calculation and treatment of distributions received from the affiliates. We compared distributions received from the VMO2 JV and the VodafoneZiggo JV to underlying documentation and evaluated the Company’s determination of the nature of cash flows from such distributions. We compared the financial information for these two equity method investments as reflected in the Company’s records to the investees’ accounting records. We evaluated the application of the equity method for these investments by obtaining and assessing information relating to procedures performed over the VMO2 JV and the VodafoneZiggo JV to understand (1) significant judgments and estimates, (2) significant findings or issues identified, and actions taken to address them, and (3) conclusions reached.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Denver, Colorado
February 18, 2026

LIBERTY GLOBAL LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$2,081.4	$1,816.3
Trade receivables, net (note 3)	558.2	449.8
Short-term investments (measured at fair value on a recurring basis) (note 7)	76.2	335.6
Derivative instruments (note 8)	135.0	287.0
Other current assets (notes 4, 6 and 7)	545.6	411.6
Total current assets	3,396.4	3,300.3
Investments and related notes receivable (including $1,631.5 million and $2,907.7 million, respectively, measured at fair value on a recurring basis) (note 7)	7,686.1	11,688.0
Property and equipment, net (notes 10 and 12)	5,270.3	4,326.0
Goodwill (note 10)	3,502.8	3,152.6
Intangible assets subject to amortization, net (note 10)	1,349.4	1,290.4
Other assets, net (notes 4, 8, 12 and 13)	1,390.9	1,682.4
Total assets	$22,595.9	$25,439.7

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2025	2024
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$478.7	$371.2
Deferred revenue (note 4)	291.9	285.3
Current portion of debt and finance lease obligations (notes 11 and 12)	764.0	898.5
Accrued capital expenditures	158.0	226.5
Accrued income taxes	218.2	272.5
Other accrued and current liabilities (notes 6, 8 and 12)	1,248.3	1,079.9
Total current liabilities	3,159.1	3,133.9
Long-term debt and finance lease obligations (notes 11 and 12)	7,830.9	8,202.5
Long-term operating lease liabilities (note 12)	739.7	677.5
Other long-term liabilities (notes 4, 8 and 13)	920.4	881.5
Total liabilities	12,650.1	12,895.4

Commitments and contingencies (notes 8, 11, 12, 13, 16 and 18)

Equity (note 14):
Liberty Global shareholders:
Class A common shares, $0.01 nominal value. Issued and outstanding 174,502,063 and 173,046,371 shares, respectively	1.7	1.7
Class B common shares, $0.01 nominal value. Issued and outstanding 12,968,658 and 12,968,658 shares, respectively	0.1	0.1
Class C common shares, $0.01 nominal value. Issued and outstanding 147,333,037 and 162,710,787 shares, respectively	1.5	1.6
Additional paid-in capital	712.4	777.0
Accumulated earnings	5,104.5	12,242.6
Accumulated other comprehensive earnings (loss), net of taxes	3,915.6	(657.0)
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	9,735.7	12,365.9
Noncontrolling interests	210.1	178.4
Total equity	9,945.8	12,544.3
Total liabilities and equity	$22,595.9	$25,439.7

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2025	2024	2023
	in millions, except per share amounts

Revenue (notes 4, 6, 7 and 19)	$4,878.5	$4,341.9	$4,115.8
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 12)	1,670.5	1,450.7	1,285.5
Other operating (notes 12 and 15)	878.8	761.1	765.5
Selling, general and administrative (SG&A) (notes 12 and 15)	1,223.6	1,138.6	1,119.2
Depreciation and amortization (note 10)	1,038.9	1,002.0	1,216.4
Impairment, restructuring and other operating items, net (notes 10 and 12)	90.0	49.6	43.0
	4,901.8	4,402.0	4,429.6
Operating loss	(23.3)	(60.1)	(313.8)
Non-operating income (expense):
Interest expense	(497.5)	(574.7)	(505.0)
Realized and unrealized gains (losses) on derivative instruments, net (note 8)	(567.4)	315.2	78.3
Foreign currency transaction gains (losses), net	(3,121.1)	1,756.5	(719.7)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (notes 7 and 9)	147.8	(28.4)	(556.6)
Losses on debt extinguishment, net (note 11)	(20.1)	—	(1.4)
Share of results of affiliates, net (note 7)	(3,186.9)	(205.6)	(2,018.4)
Gain on sale of All3Media	—	242.9	—
Gain associated with the Formula E Acquisition (note 5)	—	190.7	—
Gain associated with the Telenet Wyre Transaction (note 5)	—	—	377.8
Other income, net	96.0	201.8	212.8
	(7,149.2)	1,898.4	(3,132.2)
Earnings (loss) from continuing operations before income taxes	(7,172.5)	1,838.3	(3,446.0)
Income tax benefit (expense) (note 13)	75.8	30.8	(213.1)
Earnings (loss) from continuing operations	(7,096.7)	1,869.1	(3,659.1)
Loss from discontinued operations, net of taxes (note 6)	—	(223.2)	(214.7)
Net earnings (loss)	(7,096.7)	1,645.9	(3,873.8)
Net earnings attributable to noncontrolling interests	(41.4)	(57.9)	(177.9)
Net earnings (loss) attributable to Liberty Global shareholders	$(7,138.1)	$1,588.0	$(4,051.7)

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 3):
Continuing operations	$(20.86)	$4.94	$(9.02)
Discontinued operations (note 6)	—	(0.61)	(0.50)
	$(20.86)	$4.33	$(9.52)
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 3):
Continuing operations	$(20.86)	$4.82	$(9.02)
Discontinued operations (note 6)	—	(0.59)	(0.50)
	$(20.86)	$4.23	$(9.52)
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2025	2024	2023
	in millions

Net earnings (loss)	$(7,096.7)	$1,645.9	$(3,873.8)
Other comprehensive earnings (loss), net of taxes (note 17):
Continuing operations:
Foreign currency translation adjustments	4,571.8	(2,563.2)	1,210.1
Reclassification adjustment included in net earnings (loss)	(0.2)	0.2	(0.1)
Pension-related adjustments and other	1.0	(52.3)	(48.2)
Other comprehensive earnings (loss) from continuing operations	4,572.6	(2,615.3)	1,161.8
Other comprehensive earnings from discontinued operations	—	65.7	494.3
Other comprehensive earnings (loss)	4,572.6	(2,549.6)	1,656.1
Comprehensive loss	(2,524.1)	(903.7)	(2,217.7)
Comprehensive earnings attributable to noncontrolling interests	(41.4)	(57.9)	(177.1)
Comprehensive loss attributable to Liberty Global shareholders	$(2,565.5)	$(961.6)	$(2,394.8)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF EQUITY

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2023	$1.8	$0.1	$2.7	$2,300.8	$19,617.7	$513.4	$(0.1)	$22,436.4	$137.0	$22,573.4
Net loss	—	—	—	—	(4,051.7)	—	—	(4,051.7)	177.9	(3,873.8)
Other comprehensive earnings, net of taxes (note 17)	—	—	—	—	—	1,656.9	—	1,656.9	(0.8)	1,656.1
Repurchases and cancellations of Liberty Global common shares (note 14)	—	—	(0.7)	(1,505.2)	—	—	—	(1,505.9)	—	(1,505.9)
Impact of the Telenet Wyre Transaction (note 5)	—	—	—	708.2	—	—	—	708.2	329.3	1,037.5
Impact of the Telenet Takeover Bid (note 14)	—	—	—	(341.5)	—	—	—	(341.5)	(652.2)	(993.7)
Share-based compensation (note 15)	—	—	—	183.5	—	—	—	183.5	—	183.5
Dividend distributions by subsidiaries to noncontrolling interest owners (note 14)	—	—	—	—	—	—	—	—	(47.3)	(47.3)
Adjustments due to changes in subsidiaries’ equity and other, net	(0.1)	—	—	(23.2)	—	—	—	(23.3)	0.9	(22.4)
Balance at December 31, 2023	$1.7	$0.1	$2.0	$1,322.6	$15,566.0	$2,170.3	$(0.1)	$19,062.6	$(55.2)	$19,007.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2024	$1.7	$0.1	$2.0	$1,322.6	$15,566.0	$2,170.3	$(0.1)	$19,062.6	$(55.2)	$19,007.4
Net earnings	—	—	—	—	1,588.0	—	—	1,588.0	57.9	1,645.9
Other comprehensive loss, net of taxes (note 17)	—	—	—	—	—	(2,549.6)	—	(2,549.6)	—	(2,549.6)
Impact of the Spin-off (notes 6 and 17)	—	—	—	—	(4,911.4)	(277.7)	—	(5,189.1)	(23.6)	(5,212.7)
Repurchases and cancellations of Liberty Global common shares (note 14)	—	—	(0.4)	(678.1)	—	—	—	(678.5)	—	(678.5)
Impact of the Formula E Acquisition (note 5)	—	—	—	—	—	—	—	—	197.9	197.9
Share-based compensation (note 15)	—	—	—	150.9	—	—	—	150.9	—	150.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(18.4)	—	—	—	(18.4)	1.4	(17.0)
Balance at December 31, 2024	$1.7	$0.1	$1.6	$777.0	$12,242.6	$(657.0)	$(0.1)	$12,365.9	$178.4	$12,544.3

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2025	$1.7	$0.1	$1.6	$777.0	$12,242.6	$(657.0)	$(0.1)	$12,365.9	$178.4	$12,544.3
Net loss	—	—	—	—	(7,138.1)	—	—	(7,138.1)	41.4	(7,096.7)
Other comprehensive earnings, net of taxes (note 17)	—	—	—	—	—	4,572.6	—	4,572.6	—	4,572.6
Repurchases and cancellations of Liberty Global common shares (note 14)	—	—	(0.1)	(192.0)	—	—	—	(192.1)	—	(192.1)
Share-based compensation (note 15)	—	—	—	126.2	—	—	—	126.2	—	126.2
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	1.2	—	—	—	1.2	(9.7)	(8.5)
Balance at December 31, 2025	$1.7	$0.1	$1.5	$712.4	$5,104.5	$3,915.6	$(0.1)	$9,735.7	$210.1	$9,945.8

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023
	in millions

Cash flows from operating activities:
Net earnings (loss)	$(7,096.7)	$1,645.9	$(3,873.8)
Loss from discontinued operations	—	(223.2)	(214.7)
Earnings (loss) from continuing operations	(7,096.7)	1,869.1	(3,659.1)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	169.4	168.3	204.8
Depreciation and amortization	1,038.9	1,002.0	1,216.4
Impairment, restructuring and other operating items, net	90.0	49.6	43.0
Amortization of deferred financing costs and non-cash interest	49.9	64.8	60.0
Realized and unrealized losses (gains) on derivative instruments, net	567.4	(315.2)	(78.3)
Foreign currency transaction losses (gains), net	3,121.1	(1,756.5)	719.7
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	(147.8)	28.4	556.6
Losses on debt extinguishment, net	20.1	—	1.4
Share of results of affiliates, net	3,186.9	205.6	2,018.4
Deferred income tax expense (benefit)	(121.7)	(53.1)	45.8
Gain on sale of All3Media	—	(242.9)	—
Gain associated with the Formula E Acquisition	—	(190.7)	—
Gain associated with the Telenet Wyre Transaction	—	—	(377.8)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	216.6	410.5	592.0
Payables and accruals	(201.1)	(303.0)	(681.4)
Dividend distributions received from the VMO2 JV	245.8	329.3	427.6
Dividend distributions received from the VodafoneZiggo JV	72.3	65.0	110.2
Net cash provided by operating activities of continuing operations	1,211.1	1,331.2	1,199.3
Net cash provided by operating activities of discontinued operations	—	701.7	966.6
Net cash provided by operating activities	$1,211.1	$2,032.9	$2,165.9

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2025	2024	2023
	in millions

Cash flows from investing activities:
Capital expenditures, net	$(1,343.1)	$(908.5)	$(921.9)
Cash received from the sale of investments	1,014.3	4,527.5	6,988.6
Cash paid for investments	(599.1)	(2,876.6)	(8,130.9)
Dividend distributions received from the VMO2 JV	9.0	206.4	815.2
Cash received in connection with the sale of All3Media	—	411.7	—
Cash paid in connection with the Formula E Acquisition, net of cash acquired	—	(199.1)	—
Other investing activities, net	44.0	(15.9)	(31.2)
Net cash provided (used) by investing activities of continuing operations	(874.9)	1,145.5	(1,280.2)
Net cash used by investing activities of discontinued operations	—	(460.8)	(564.8)
Net cash provided (used) by investing activities	(874.9)	684.7	(1,845.0)

Cash flows from financing activities:
Borrowings of debt	764.7	203.7	3,167.0
Operating-related vendor financing additions	312.4	372.3	346.2
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(691.0)	(25.5)	(1,005.4)
Principal payments on operating-related vendor financing	(369.4)	(363.7)	(376.2)
Principal payments on capital-related vendor financing	(79.6)	(114.0)	(119.3)
Principal payments on finance leases	(5.4)	(5.6)	(21.0)
Repurchases of Liberty Global common shares	(192.1)	(689.8)	(1,494.7)
Net cash received related to derivative instruments	83.0	5.7	2.6
Cash and cash equivalents and restricted cash contributed to Sunrise in connection with the Spin-off	—	(128.4)	—
Dividend distributions by subsidiaries to noncontrolling interest owners	—	(0.4)	(46.9)
Acquisition of shares in connection with the Telenet Takeover Bid	—	—	(985.7)
Other financing activities, net	(48.7)	(60.5)	(61.8)
Net cash used by financing activities of continuing operations	(226.1)	(806.2)	(595.2)
Net cash used by financing activities of discontinued operations	—	(1,443.9)	(97.2)
Net cash used by financing activities	$(226.1)	$(2,250.1)	$(692.4)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2025	2024	2023
	in millions

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	$154.7	$(64.0)	$57.9
Discontinued operations	—	(4.1)	4.1
Total	154.7	(68.1)	62.0
Net increase (decrease) in cash and cash equivalents and restricted cash:
Continuing operations	264.8	1,606.5	(618.2)
Discontinued operations	—	(1,207.1)	308.7
Total	264.8	399.4	(309.5)

Cash and cash equivalents and restricted cash:
Beginning of year	1,822.3	1,422.9	1,732.4
Net increase (decrease)	264.8	399.4	(309.5)
End of year	$2,087.1	$1,822.3	$1,422.9

Cash paid for interest:
Continuing operations	$469.8	$514.3	$479.8
Discontinued operations	—	378.1	405.4
Total	$469.8	$892.4	$885.2
Net cash paid for taxes:
Continuing operations	$199.8	$195.2	$499.0
Discontinued operations	—	1.3	(4.7)
Total	$199.8	$196.5	$494.3

Details of end of year cash and cash equivalents and restricted cash:
Cash and cash equivalents	$2,081.4	$1,816.3	$1,410.1
Restricted cash included in other current assets and other assets, net	5.7	6.0	5.4
Cash and cash equivalents and restricted cash included in current and long-term assets of discontinued operations	—	—	7.4
Total cash and cash equivalents and restricted cash	$2,087.1	$1,822.3	$1,422.9

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

(1) Basis of Presentation

Liberty Global Ltd. (Liberty Global) is a Bermuda exempted company limited by shares. In this Annual Report on Form 10-K, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessors) or collectively to Liberty Global (or its predecessors) and its subsidiaries and any of its nonconsolidated joint ventures. We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe and are an active investor across the technology, media, sports and infrastructure sectors. We also provide innovative technology, operational and financial services.

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

Effective December 18, 2025, in connection with the pending sale of UPC Slovakia (as defined in note 6), we began accounting for UPC Slovakia as held for sale. Accordingly, the held-for-sale assets and liabilities of UPC Slovakia are included in other current assets and other accrued and current liabilities, respectively, on our December 31, 2025 consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications in our consolidated statements of operations or cash flows. For additional information, see note 6.

Prior to the completion of the Spin-off on November 8, 2024 (as defined and described in note 6), we also provided residential and B2B communications services in Switzerland through operations referred to as “Sunrise.” Sunrise, together with certain other Liberty Global subsidiaries connected to our Swiss business, are collectively referred to as the “Sunrise Entities” and are reflected as discontinued operations for all applicable periods.

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Unless otherwise indicated, the amounts presented in these notes relate only to our continuing operations, and ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of December 31, 2025.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

(2) Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

ASU 2023-09

In December 2023, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency of income tax matters within financial statements, providing stakeholders with a clearer understanding of tax positions and their associated risks and uncertainties. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. We adopted ASU 2023-09 on January 1, 2025 on a retrospective basis and the information presented in note 13 reflects the enhanced disclosures.

ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07), which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures regarding significant segment expenses. ASU 2023-07 requires public companies to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 also requires a public entity to disclose, on an annual and interim basis for each reportable segment, an amount for other segment items and a description of its composition. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and is required to be applied on a retrospective basis. We adopted ASU 2023-07 on January 1, 2024, and the information presented in note 19 reflects the enhanced disclosures.

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
December 31, 2025, 2024 and 2023

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

ASU 2025-03

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (ASU 2025-03), which clarifies the requirements for identifying the accounting acquirer when a variable interest entity (VIE) that qualifies as a business is acquired primarily through an exchange of equity interests. This amendment does not change the existing guidance for acquisitions of VIEs that are not considered businesses. ASU 2025-03 is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. ASU 2025-03 should be applied prospectively to all business combinations with acquisition dates occurring on or after the date of initial application. We are currently evaluating the impact of ASU 2025-03 on our consolidated financial statements, but we do not expect the impact to be significant.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of certain programming and copyright costs, as disclosed in note 18.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

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

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $31.3 million and $20.5 million at December 31, 2025 and 2024, respectively. The allowance for doubtful accounts is based upon our current estimate of lifetime expected credit losses related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.

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
December 31, 2025, 2024 and 2023

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

We continually review all of our equity method investments to determine whether a decline in fair value below the cost basis is deemed other-than-temporary. The primary factors we consider in our determination are the extent and length of time that the fair value of the investment is below our company’s carrying value and the financial condition, operating performance and near-term prospects of the investee and the impacts of exchange rates, if applicable. If the decline in fair value of an equity method investment is deemed to be other-than-temporary, the cost basis of the security is written down to fair value and the corresponding charge is reported in share of results of affiliates, net, in our consolidated statements of operations.

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
December 31, 2025, 2024 and 2023

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

As of December 31, 2025 and 2024, the recorded value of our asset retirement obligations was $29.3 million and $21.6 million, respectively.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

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

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Recognized tax positions are measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement. Net deferred tax assets are reduced by a valuation allowance if, based on our evaluation of all available evidence, we believe it is more-likely-than-not such net deferred tax assets will not be realized. Certain of our valuation allowances and tax uncertainties are associated with entities that we acquired in business combinations. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in earnings or loss in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future. In order to be considered essentially permanent in duration, sufficient evidence must indicate that the foreign subsidiary has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free manner. In the U.S., certain income earned by foreign subsidiaries, known as global intangible low-taxed income (GILTI), must be included in the gross income of their U.S. shareholder. We have elected to treat the tax effect of GILTI as a current-period expense when incurred. As it pertains to the corporate alternative minimum tax (CAMT) in the U.S., we have elected to disregard our CAMT status when evaluating our deferred tax assets under the regular U.S. tax system. Interest and penalties related to income tax liabilities are included in income tax benefit or expense in our consolidated statements of operations.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

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

Other Revenue — Services. We provide services to certain third parties and affiliates, including the VMO2 JV and the VodafoneZiggo JV, which consist primarily of (i) technology and other services and (ii) capital-related projects performed for the benefit of these third parties or affiliates. We recognize revenue from services to affiliates in the period in which the related services are provided.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

Other Revenue — Broadcasting Revenue. We generate broadcasting revenue through the distribution of television channels to third-party platform operators under contractual distribution or carriage arrangements. Revenue is recognized as the broadcasting services are provided, generally on a straight-line basis over the contractual period. Consideration under these contracts may be structured as fixed fees, minimum guarantees, or usage-based arrangements (including cost-per-subscriber or similar metrics). Contracts in which consideration is variable and dependent on future usage or subscriber volumes are recognized as the underlying services are provided.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

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

Share-based Compensation

Generally, we recognize share-based payments to employees, including grants of employee share-based incentive awards, based on their grant-date fair values and our estimates of forfeitures. We recognize share-based compensation expense as a charge to operations over the vesting period based on the grant-date fair value of outstanding awards, which may differ from the fair value of such awards on any given date. Our share of payroll taxes incurred in connection with the vesting or exercise of our share-based incentive awards is recorded as a component of share-based compensation expense in our consolidated statements of operations.

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
December 31, 2025, 2024 and 2023

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

The details of our net earnings (loss) from continuing operations attributable to Liberty Global shareholders are set forth below:

	Year ended December 31,
	2025	2024	2023
	in millions, except share amounts

Earnings (loss) from continuing operations	$(7,096.7)	$1,869.1	$(3,659.1)
Net earnings from continuing operations attributable to noncontrolling interests	(41.4)	(57.9)	(177.9)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders	$(7,138.1)	$1,811.2	$(3,837.0)

Weighted average common shares outstanding (basic EPS computation)	342,267,353	366,731,510	425,679,037
Incremental shares (a)	—	8,450,711	—
Weighted average common shares outstanding (diluted EPS computation)	342,267,353	375,182,221	425,679,037

Excluded potentially dilutive employee share-based incentive awards (b)	153,989,208	99,742,431	96,492,625
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

(4)    Revenue Recognition and Related Costs

Contract Balances

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $11.4 million and $9.4 million as of December 31, 2025 and 2024, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our consolidated balance sheets.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $305.9 million and $289.5 million as of December 31, 2025 and 2024, respectively. The increase in deferred revenue during 2025 is primarily due to the net effect of (a) the recognition of $290.8 million of revenue that was included in our deferred revenue balance at December 31, 2024 and (b) the impact of additions

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

during the period. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our consolidated balance sheets.

Unsatisfied Performance Obligations

A significant portion of our revenue is derived from subscription service contracts with an initial duration of less than 12 months. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of future revenue to be recognized from our existing customers. Revenue from customers who are subject to contracts is generally recognized over the term of such contracts, which is typically 12 months for our residential service contracts, one to three years for our mobile service contracts and one to five years for our B2B service contracts. The average remaining contractual term for B2B non-subscription services is approximately three years. At December 31, 2025, the aggregate transaction price allocated to remaining performance obligations related to our B2B and other fixed-fee service agreements with terms greater than one year was approximately $2.1 billion and is expected to be recognized over the respective remaining contractual terms.

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
December 31, 2025, 2024 and 2023

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

Telenet Wyre Transaction

On July 1, 2023, pursuant to an agreement dated July 19, 2022, Telenet and Fluvius System Operator CV (Fluvius) created an independent infrastructure company (Wyre) within their combined geographic footprint in Belgium (the Telenet Wyre Transaction). The companies each contributed certain cable infrastructure assets with Telenet and Fluvius owning 66.8% and 33.2% of Wyre, respectively. In exchange for its 66.8% ownership of Wyre, Telenet contributed net assets with a fair value of €1,851.2 million ($2,021.2 million at the transaction date), together with annual payments to Fluvius of €20.0 million ($23.5 million) over the next six years following the date of the transaction. Telenet and Liberty Global began consolidating Wyre’s results upon the closing of the transaction. The final purchase price allocation was completed on June 30, 2024, which resulted in adjustments to certain of the preliminary amounts recorded. For more information regarding the final purchase price allocation, see note 10.

With the closing of the Telenet Wyre Transaction, Telenet early terminated and effectively settled certain pre-existing contractual relationships with Fluvius, principally related to Telenet’s leased network, and began consolidating certain infrastructure cable assets contributed by Fluvius to Wyre, as described above. Primarily due to Telenet’s aforementioned pre-existing network leasing relationship with Fluvius, the Telenet Wyre Transaction did not have a significant impact on our operating income during 2023.

In connection with the Telenet Wyre Transaction, we recognized a net gain of $377.8 million during 2023, which represents the difference between the fair value and carrying amount of a pre-existing network leasing relationship between Telenet and Fluvius. No income taxes were required to be provided on this gain.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

Pro Forma Information

The following unaudited pro forma consolidated operating results for 2024 and 2023 give effect to the Formula E Acquisition as if it had been completed as of January 1, 2023. No effect has been given to the Telenet Wyre Transaction since it would not have had a significant impact on our results of operations during 2023. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the Formula E Acquisition had occurred on such date, and are based on certain assumptions that we believe are reasonable.

	Year ended December 31,
	2024	2023
	(unaudited)

Revenue (in millions)	$4,589.4	$4,384.3
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders (in millions)	$1,799.3	$(3,861.6)

Basic earnings (loss) from continuing operations attributable to Liberty Global shareholders per share	$4.91	$(9.07)
Diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders per share	$4.80	$(9.07)

Our consolidated statement of operations for 2024 includes revenue of $17.9 million and net loss of $20.0 million attributable to Formula E, excluding the share of results of affiliates, net, related to our previously held minority equity interest in Formula E.
(6) Dispositions

Pending Sale of UPC Slovakia

On December 18, 2025, we entered into an agreement to sell our operations in Slovakia (UPC Slovakia) to O2 Slovakia s.r.o., an affiliate of e& PPF Telecom Group B.V., for a total transaction value of approximately €95 million ($110 million at the applicable rate), subject to customary debt and working capital adjustments at completion. Closing of the transaction is subject to regulatory approval, which is expected in the first half of 2026. In our segment presentation, UPC Slovakia is included in our “all other category.”

In addition, we have agreed to provide certain transitional services for a period of up to 42 months from the closing of the transaction. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by the purchaser. Liberty Global will also allow the use of the UPC brand for a transitional period of up to three years as part of the transaction.

Effective with the signing of the agreement, we began accounting for UPC Slovakia as held for sale. Accordingly, we no longer depreciate or amortize the long-lived assets of UPC Slovakia. We have not presented UPC Slovakia as a discontinued operation as this transaction does not represent a strategic shift that will have a major effect on our financial results or operations. As of December 31, 2025, the held-for-sale assets and liabilities of UPC Slovakia totaled $122.5 million and $18.2 million, respectively, and are included in other current assets and other accrued and current liabilities, respectively, on our consolidated balance sheet.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

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

In connection with the Spin-off, we agreed to provide certain services to Sunrise on a transitional or ongoing basis (collectively, the Sunrise Services) through agreements that will expire between 2027 and 2029. The following summarizes these agreements:

•A master separation agreement (the Master Separation Agreement), which provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Spin-off, certain conditions to the Spin-off and provisions governing the relationship between Liberty Global and Sunrise with respect to, and resulting from, the Spin-off;

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

•A technology master services agreement (the Technology Master Services Agreement), pursuant to which, for up to five years following the Spin-off, with the option to renew for a two-year period, Liberty Global will continue to provide Sunrise various technology-related platforms, products and services, including entertainment platforms and support services, connectivity platforms and support services, Global Tier-1 international internet and enterprise backbone network, IP transit and peering services, information technology applications and related services, mobile virtual network operator (MVNO) services, B2B-related services, technical architecture advisory services and security services;

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

The following table summarizes the revenue associated with the Sunrise Services:

	Year ended December 31,
	2025	2024
	in millions

Fixed fee	$132.3	$18.1
Variable charges (a)	73.7	6.3
Total revenue	$206.0	$24.4

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

_______________

(a)Amounts primarily include the sale of customer premises equipment (CPE) at a mark-up.

Presentation of Discontinued Operations

The operations of the Sunrise Entities are presented as discontinued operations in our consolidated financial statements for 2024 and 2023. The operating results of the Sunrise Entities for these periods are summarized in the following table. These amounts exclude intercompany revenue and expenses that are eliminated within our consolidated statements of operations.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

(7) Investments

The details of our investments are set forth below:

	December 31,
	2025	2024	Ownership (a)
Accounting Method	in millions		%

Equity (b):
Long-term:
VMO2 JV	$3,756.7	$6,501.4	50.0
VodafoneZiggo JV (c)	1,738.6	1,738.4	50.0
AE Group Sàrl (AtlasEdge JV) (d)	388.4	339.5	48.8
Nexfibre Networks Limited (nexfibre JV) (e)	88.3	93.4	24.9
Other	82.6	107.6
Total — equity	6,054.6	8,780.3
Fair value:
Short-term:
Separately-managed accounts (SMAs) (f)	76.2	335.6
Long-term:
EdgeConneX, Inc. (EdgeConneX) (g)	528.3	414.5	4.1
Televisa Univision, Inc. (Televisa Univision)	299.5	314.8	6.4
ITV plc (ITV) (h)	208.4	351.4	5.0
CANAL+ Polska S.A. (CANAL+ Polska)	81.8	72.5	17.0
Lionsgate (i)	64.2	53.4	2.4
Plume Design, Inc. (Plume) (j)	64.1	73.0	10.3
Aviatrix Systems, Inc. (Aviatrix)	25.2	31.0	4.3
Vodafone - subject to re-use rights (k)	—	1,141.5
SMAs (f)	—	97.5
Other (i)	360.0	358.1
Total — fair value	1,707.7	3,243.3
Total investments (l)	$7,762.3	$12,023.6
Short-term investments	$76.2	$335.6
Long-term investments	$7,686.1	$11,688.0
_______________

(a)Represents our economic ownership based on total shares owned as a percentage of total shares outstanding as of the most recent balance sheet date or the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal the respective fair values. At December 31, 2025 and 2024, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $1,029.2 million and $901.2 million, respectively, related to amounts associated with the VodafoneZiggo JV Receivables, as defined below.

(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global, comprising (i) a €700.0 million note receivable ($821.5 million and $724.4 million equivalent at December 31,

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

2025 and 2024, respectively) (the VodafoneZiggo JV Receivable I) and (ii) a €207.9 million note receivable ($244.0 million and $215.1 million equivalent at December 31, 2025 and 2024, respectively) (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at a rate of 5.55% and have a final maturity date of December 31, 2030. During 2025, interest accrued on the VodafoneZiggo JV Receivables was €49.2 million ($57.7 million), all of which has been cash settled.

(d)Liberty Global owns a 50% noncontrolling voting interest in the AtlasEdge JV.

(e)Liberty Global owns a 25% noncontrolling voting interest in the nexfibre JV.

(f)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. With the exception of our SMA in a leveraged structured note, all of our investments held under SMAs were sold as of the first quarter of 2025. Our SMA held in a leveraged structured note is accounted for at fair value and the associated gains or losses are included in realized and unrealized gains or losses due to changes in fair values of certain investments, net, in our consolidated statements of operations. At December 31, 2024, interest accrued on our debt securities, which is included in other current assets on our consolidated balance sheet, was $7.2 million.

(g)Our investment in EdgeConneX is held through two distinct limited partnerships (LPs), Herndon Topco and McNair Topco. The ownership percentages in EdgeConneX are 4.2% and 3.4% for Herndon TopCo and McNair TopCo, respectively. The combined investment in EdgeConneX through these LPs results in a weighted ownership percentage of 4.1%. This calculation considers the individual ownership percentages and the respective investment amounts in each LP.

(h)On October 24, 2025, we disposed of approximately one-half of our interest in ITV, reducing our economic ownership interest in ITV to 5.0%. We received aggregate cash proceeds of approximately £135.4 million ($180.8 million at the applicable rate) from the sale.

(i)On May 7, 2025, Lions Gate Entertainment Corp. (NYSE: LGF.A and LGF.B) completed the full separation (the Lionsgate Separation) of its studio and network business into two independent, publicly traded companies, Lionsgate Studios Corp. (Lionsgate) and Starz Entertainment Corp. (Starz). All previous Lions Gate Entertainment Corp. shares have been exchanged for shares in the new companies, Lionsgate (NASDAQ: LION) and Starz (NASDAQ: STRZ). For periods following the Lionsgate Separation, our investment in Starz is reflected in ‘Other’ fair value investments in the above table.

(j)Our investment in Plume includes warrants with a fair value of $21.1 million and $24.5 million at December 31, 2025 and 2024, respectively.

(k)In connection with our investment in Vodafone, we entered into a share collar (the Vodafone Collar) with respect to the Vodafone shares held by our company. The aggregate purchase price paid to acquire our investment in Vodafone was partially financed through borrowings under a secured borrowing agreement (the Vodafone Collar Loan) collateralized by the Vodafone shares. Under the terms of the Vodafone Collar, the counterparty had the right to re-use pledged Vodafone shares prior to the full settlement described below. During the second quarter of 2025, we executed a series of transactions that resulted in (i) the disposition of 90 million of our Vodafone shares and the associated unwind and settlement of the corresponding amounts of the Vodafone Collar and the Vodafone Collar Loan, respectively, and (ii) the restructure of the remainder of the Vodafone Collar, which effectively reduced the net fair value of our economic interest in our investment in Vodafone to nil ($89.3 million at December 31, 2024). This series of transactions resulted in net cash received of €70.9 million ($81.7 million at the applicable rate). During the third quarter of 2025, we entered into an amendment agreement, which resulted in a non-cash transaction whereby our remaining Vodafone shares were delivered in full settlement of the Vodafone Collar and Vodafone Collar Loan. For additional information regarding the Vodafone Collar and the Vodafone Collar Loan, see notes 8 and 11, respectively.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

(l)The purchase and sale of investments are presented on a gross basis in our consolidated statements of cash flows, including amounts associated with SMAs.

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Year ended December 31,
	2025	2024	2023
	in millions

VMO2 JV (a)	$(2,921.4)	$(29.0)	$(1,723.1)
VodafoneZiggo JV (b)	(99.0)	(69.3)	(196.7)
nexfibre JV	(76.3)	(2.2)	(34.7)
AtlasEdge JV	(73.0)	(40.9)	(31.1)
Formula E (c)	—	(29.1)	(19.4)
All3Media Ltd. (All3Media) (d)	—	(15.5)	4.0
Other	(17.2)	(19.6)	(17.4)
Total	$(3,186.9)	$(205.6)	$(2,018.4)
_______________

(a)Represents (i) our share of the results of operations of the VMO2 JV and (ii) for 2024 and 2023, 100% of the share-based compensation expense associated with Liberty Global awards granted to VMO2 JV employees who were formerly employees of Liberty Global prior to the VMO2 JV formation, as these awards remain our responsibility. In addition, the 2025 and 2023 amounts include charges of $2.5 billion and $1.5 billion, respectively, representing our share of the VMO2 JV’s goodwill impairments, as described below.

(b)Represents (i) our share of the results of operations of the VodafoneZiggo JV and (ii) 100% of the interest income earned on the VodafoneZiggo JV Receivables.

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

The U.K. JV Shareholders Agreement also provides (i) for a dividend distribution policy that requires the VMO2 JV to distribute all unrestricted cash to the U.K. JV Shareholders on a pro rata basis (subject to the VMO2 JV maintaining a minimum amount of cash and complying with the terms of its financing arrangements) and (ii) that the VMO2 JV will be managed with a leverage ratio between 4.0 and 5.0 times EBITDA (as calculated pursuant to its existing financing arrangements), with the VMO2 JV undertaking periodic recapitalizations and/or refinancings accordingly. During 2025, 2024 and 2023, we received dividend distributions from the VMO2 JV aggregating $254.8 million, $535.7 million and $1,242.8 million, respectively, of which $9.0 million, $206.4 million and $815.2 million, respectively, were accounted for as a return of capital and

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

$245.8 million, $329.3 million and $427.6 million, respectively, were accounted for as a return on capital for purposes of our consolidated statements of cash flows.

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

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). Pursuant to the terms of the U.K. JV Framework Agreement, the ongoing services will be provided through 2030 depending on the type of service, while transitional services will be provided for a period of no less than 12 months, after which both parties shall be entitled to terminate based on specified notice periods. The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by or will otherwise benefit the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services it provides during the term of the U.K. JV Framework Agreement. At December 31, 2025 and 2024, $79.3 million and $37.5 million, respectively, was due from the VMO2 JV related to the aforementioned transactions. The amounts due from the VMO2 JV, which are periodically cash settled, are included in other current assets on our consolidated balance sheets.

The following table summarizes the revenue recorded from the VMO2 JV:

	Year ended December 31,
	2025	2024	2023
	in millions

Fixed fee	$225.6	$202.4	$117.7
Variable charges (a)	161.0	200.1	72.4
Total revenue	$386.6	$402.5	$190.1
_______________

(a)Amounts primarily include the sales of CPE at a mark-up.

Annually, beginning in July 2022, the VMO2 JV has entered into long-term performance incentive plans (the VMO2 LTIPs) for certain of its employees, dependent on the achievement of specific performance metrics over a three-year period beginning January 1st of the year of the grant. The applicable payout earned is settled in Liberty Global Class A and/or Liberty Global Class C common shares and Telefónica ordinary shares, with the settlement split equally between the U.K. JV Shareholders. Subject to forfeitures, 66.7% of each participant’s payout is earned as of January 1st of the last performance year with the remainder earned on December 31st. The VMO2 LTIPs are liability classified as the final payout is a fixed monetary amount settled in a variable number of shares. At December 31, 2025, the estimated fair value of Liberty Global’s share of the payout under the VMO2 LTIPs was $80.9 million. As the VMO2 JV reimburses the U.K. JV Shareholders in cash for the value of each shareholder’s payout under the VMO2 LTIPs, a receivable from the VMO2 JV equal to the fair value of our share of the VMO2 LTIPs liability is recorded on our consolidated balance sheet.

During the fourth quarters of 2025 and 2023, the VMO2 JV recorded GAAP goodwill impairments of £3.8 billion ($5.0 billion at the applicable rate) and £2.3 billion ($2.9 billion at the applicable rate), respectively. The impairments recorded primarily related to (i) a decline in projected cash flows resulting from the effects of the broader macroeconomic environment in the U.K., (ii) increases in the weighted average cost of capital (discount rate) under a market participant view from the time goodwill was initially recorded by the VMO2 JV and (iii) fair value estimates using comparable public company market valuations. Significant judgment was involved in the assessment, including (a) market participant estimates of the discount rate and (b) current earnings multiples of comparable public companies. Our share of the VMO2 JV’s goodwill impairment charge is reported in share of results of affiliates, net, in our consolidated statements of operations.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

The summarized results of operations of the VMO2 JV are set forth below:

	Year ended December 31,
	2025	2024	2023
	in millions

Revenue	$13,335.2	$13,649.7	$13,574.1
Earnings (loss) before income taxes	$(6,078.7)	$33.1	$(3,728.8)
Net earnings (loss)	$(5,766.5)	$1.7	$(3,438.6)

The summarized financial position of the VMO2 JV is set forth below:

	December 31,
	2025	2024
	in millions

Current assets	$4,518.2	$5,404.0
Long-term assets	39,536.6	41,247.5
Total assets	$44,054.8	$46,651.5

Current liabilities	$9,907.4	$9,983.1
Long-term liabilities	26,161.2	23,610.0
Owners’ equity	7,986.2	13,058.4
Total liabilities and owners’ equity	$44,054.8	$46,651.5

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

The NL Shareholders Agreement also provides (i) for a dividend distribution policy that requires the VodafoneZiggo JV to distribute all unrestricted cash to the NL JV Shareholders every two months (subject to the VodafoneZiggo JV maintaining a minimum amount of cash and complying with the terms of its financing arrangements) and (ii) that the VodafoneZiggo JV will be managed with a leverage ratio of between 4.5 and 5.0 times EBITDA (as calculated pursuant to its existing financing arrangements), with the VodafoneZiggo JV undertaking periodic recapitalizations and/or refinancings accordingly. During 2025, 2024 and 2023, we received dividend distributions from the VodafoneZiggo JV of $72.3 million, $65.0 million and $110.2 million, respectively, which were accounted for as returns on capital for purposes of our consolidated statements of cash flows.

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

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided during the term of the NL JV Framework Agreement. During 2025, 2024 and 2023, we recorded revenue from the VodafoneZiggo JV of $204.5 million, $192.4 million and $191.9 million, respectively, primarily related to (a) the NL JV Services and (b) the sales of CPE to the VodafoneZiggo JV at a mark-up. At December 31, 2025 and 2024, $42.7 million and $18.5 million, respectively, was due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our consolidated balance sheets.

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

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Year ended December 31,
	2025	2024	2023
	in millions

Revenue	$4,518.5	$4,450.5	$4,450.5
Loss before income taxes	$(451.8)	$(386.3)	$(614.6)
Net loss	$(323.4)	$(257.1)	$(510.0)

The summarized financial position of the VodafoneZiggo JV is set forth below:

	December 31,
	2025	2024
	in millions

Current assets	$886.4	$1,551.7
Long-term assets	17,965.1	17,074.3
Total assets	$18,851.5	$18,626.0

Current liabilities	$2,768.9	$2,566.4
Long-term liabilities	14,663.8	14,385.1
Owners’ equity	1,418.8	1,674.5
Total liabilities and owners’ equity	$18,851.5	$18,626.0

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net:

	Year ended December 31,
	2025	2024	2023
	in millions

Vodafone	$207.7	$57.4	$(362.4)
Televisa Univision	(55.3)	(52.1)	(9.9)
ITV	36.8	46.9	(40.5)
Lionsgate (a)	16.1	(16.2)	32.9
Plume	(8.9)	(95.4)	(77.8)
Aviatrix	(5.8)	(24.5)	(22.7)
EdgeConneX	4.6	147.6	122.3
SMAs	(2.0)	33.7	(26.4)
Lacework (b)	—	(75.8)	(148.6)
Pax8 (c)	—	(27.9)	1.3
Other, net	(45.4)	(22.1)	(24.8)
Total	$147.8	$(28.4)	$(556.6)
_______________

(a)Amounts represent the change in fair value of our investment in Lionsgate, both before and after the Lionsgate Separation. Following the Lionsgate Separation, changes in fair value related to our investment in Starz are included in ‘Other, net’ in the above table.

(b)We completed the sale of our investment in Lacework during the third quarter of 2024.

(c)We completed the sale of our investment in Pax8 during the fourth quarter of 2024.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

Debt Securities

The following table sets forth a summary of our debt securities recorded within SMAs at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Amortized cost basis	Accumulated unrealized gains (losses)	Fair value	Amortized cost basis	Accumulated unrealized gains	Fair value
	in millions

Commercial paper	$—	$—	$—	$72.0	$(0.1)	$71.9
Government bonds	—	—	—	129.4	0.4	129.8
Certificates of deposit	—	—	—	70.5	—	70.5
Corporate debt securities	—	—	—	66.4	0.2	66.6
Structured note (a)	(a)	(a)	76.2	(a)	(a)	88.0
Other debt securities	—	—	—	6.3	—	6.3
Total debt securities	$—	$—	$76.2	$344.6	$0.5	$433.1
_______________

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

	December 31, 2025	December 31, 2024

Subsidiary:
Telenet	35.40%	32.10%

Affiliate:
VodafoneZiggo JV	39.80%	33.90%
VMO2 JV	24.80%	—%

Other (1)	—%	34.00%
Total	100.00%	100.00%
_______________

(1)Other represents cash proceeds from redemptions that remain invested in the leveraged structured note.

During 2025, 2024 and 2023, we received proceeds from the sale of debt securities of $0.7 billion, $4.4 billion and $6.9 billion, respectively. The sale of debt securities during 2025, 2024 and 2023 resulted in realized net gain (losses) of $0.5 million, ($7.5 million) and ($56.3 million), respectively.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2025			December 31, 2024
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$127.1	$113.8	$240.9	$253.8	$369.4	$623.2
Equity-related derivative instruments (c)	—	—	—	26.1	187.3	213.4
Foreign currency forward and option contracts	0.1	—	0.1	6.5	—	6.5
Other	7.8	—	7.8	0.6	0.2	0.8
Total	$135.0	$113.8	$248.8	$287.0	$556.9	$843.9

Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$126.2	$122.0	$248.2	$144.6	$38.5	$183.1
Foreign currency forward and option contracts	1.9	0.9	2.8	3.3	—	3.3
Other	8.2	0.5	8.7	—	—	—
Total	$136.3	$123.4	$259.7	$147.9	$38.5	$186.4
_______________

(a)Our long-term derivative assets and current and long-term derivative liabilities are included in other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, on our consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 11). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of $3.0 million, ($7.7 million) and $8.4 million during 2025, 2024 and 2023, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information regarding our fair value measurements, see note 9.

(c)Our equity-related derivative instruments at December 31, 2024 include the Vodafone Collar. As further described in note 7, the Vodafone Collar was fully settled in 2025.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2025	2024	2023
	in millions

Cross-currency and interest rate derivative contracts	$(348.7)	$323.7	$(186.2)
Equity-related derivative instruments	(207.6)	(38.6)	258.5
Foreign currency forward and option contracts	(11.1)	30.0	6.1
Other	—	0.1	(0.1)
Total	$(567.4)	$315.2	$78.3

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Year ended December 31,
	2025	2024	2023
	in millions

Operating activities	$131.7	$221.0	$202.7
Investing activities	(1.8)	6.3	2.1
Financing activities	83.0	5.7	2.6
Total	$212.9	$233.0	$207.4

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At December 31, 2025, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $92.9 million.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

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

Details of our Derivative Instruments

Cross-currency Swap Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2025, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at December 31, 2025:

	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average remaining life
	in millions		in years

Telenet	$3,295.0	€2,924.3	2.3

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at December 31, 2025:

	Pays fixed rate		Receives fixed rate
	Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions	in years	in millions	in years

Telenet	$4,236.7 (a)	3.3	$—	—
______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to December 31, 2025. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

The following table sets forth certain information regarding our swaptions at December 31, 2025:

	Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
	in millions		in years

Telenet:
Buy position	$1,643.0	€	0.2	3.0%
Sell position	$1,643.0	€	0.2	1.4%
_______________

(a)Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

(b)Represents the weighted average interest rate that we would pay if either we or our counterparties exercised our respective options to enter into the interest rate swap contracts.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at December 31, 2025:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Telenet	$3,597.7	—

VM Ireland	$1,056.2	—

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At December 31, 2025, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.1 billion and $1.3 billion, respectively.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Decrease to borrowing costs at December 31, 2025 (a)

VM Ireland	(1.60)%
Telenet	(1.48)%
Total decrease to borrowing costs	(1.50)%
_______________

(a)Represents the effect of derivative instruments in effect at December 31, 2025 and does not include forward-starting derivative instruments or swaptions.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of December 31, 2025, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $155.4 million.

Equity-related Derivative Instruments

Vodafone Collar and Vodafone Collar Loan. On February 11, 2023, as part of the Vodafone Collar Transaction, we entered into the Vodafone Collar with respect to all 1,335 million of our Vodafone ordinary shares. The Vodafone Collar was comprised of (i) purchase put options that we could exercise and (ii) written call options exercisable by the counterparty. The Vodafone Collar was designed to hedge the value of our investment in Vodafone shares, protecting against market price decreases below the put option price while retaining a portion of the gains from market price increases up to the call option price. For additional information regarding our former investment in Vodafone, see note 7.

The Vodafone Collar Transaction also provided us with the ability to effectively finance the purchase of the Vodafone shares. In this regard, on February 11, 2023, we borrowed €1,143.6 million ($1,219.8 million at the transaction date) under the Vodafone Collar Loan. The Vodafone Collar Loan had a face value of €1,258.0 million ($1,341.8 million at the transaction date) and was issued at a discount of €114.4 million ($122.0 million at the transaction date), with a zero coupon rate and an average implied yield of 295 basis points (2.95%). The Vodafone Collar Loan, which had original settlement dates from July 2025 to December 2026, was fully settled during 2025, as further described in note 7. The Vodafone Collar Loan contained no financial covenants and included customary representations and warranties, events of default and certain adjustment and termination events.

(9) Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of December 31, 2025 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the second quarter of 2025, the Vodafone Collar transferred from Level 3 to Level 2 and, as further described in note 7, was fully settled during the third quarter of 2025.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

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

In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 8. The recurring fair value measurements of these instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these instruments. This observable data mostly includes currency rates, interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We classify deal-contingent hedges under Level 3 of the fair value hierarchy, as we adjust the valuations to reflect an internal judgment of the probability of the completion of the deal, which is unobservable. We use a Monte Carlo based approach to incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. The inputs used for our credit risk valuations, including our and our counterparties’ credit spreads, represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect these parameters to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swap contracts are quantified and further explained in note 8.

Fair value measurements are also used for nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets (including franchise and licensing rights), property and equipment and the implied value of goodwill. The valuation of reporting units is based on an income-based approach (discounted cash flows) using assumptions in our long-range business plans or a market-based approach (current multiples of comparable public companies and guideline transactions) and, in some cases, a combination of an income-based approach and a market-based approach. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue growth and Adjusted EBITDA margin (as defined in note 19), and terminal growth rates, are based on our assumptions. The

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During 2025, we did not perform any significant nonrecurring fair value measurements. During 2024, we performed a nonrecurring valuation associated with the Formula E Acquisition, including franchise-related intangible assets, using a weighted average cost of capital of 10.0%.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at December 31, 2025 using:
Description	December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$240.9	$—	$240.9	$—
Foreign currency forward and option contracts	0.1	—	0.1	—
Other	7.8	—	7.8	—
Total derivative instruments	248.8	—	248.8	—
Investments:
SMAs	76.2	—	76.2	—
Other investments	1,631.5	278.1	0.1	1,353.3
Total investments	1,707.7	278.1	76.3	1,353.3
Total assets	$1,956.5	$278.1	$325.1	$1,353.3

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$248.2	$—	$248.2	$—
Foreign currency forward and option contracts	2.8	—	2.8	—
Other	8.7	—	8.7	—
Total liabilities	$259.7	$—	$259.7	$—

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2025	$1,263.8	$213.4	$1,477.2
Losses included in loss from continuing operations (a):
Realized and unrealized losses on derivative instruments, net	—	(49.2)	(49.2)
Realized and unrealized losses due to changes in fair values of certain investments, net	(111.0)	—	(111.0)
Additions	70.5	—	70.5
Transfers out of Level 3	—	(173.8)	(173.8)
Foreign currency translation adjustments and other, net	130.0	9.6	139.6
Balance of net assets at December 31, 2025 (b)	$1,353.3	$—	$1,353.3
_______________

(a)Amounts primarily relate to assets and liabilities that we continue to carry on our consolidated balance sheets as of December 31, 2025.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

(b)As of December 31, 2025, $354.4 million of our Level 3 investments were accounted for under the measurement alternative at cost less impairment, adjusted for observable price changes.

(10) Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2025	December 31,
		2025	2024
		in millions

Distribution systems	3 to 30 years	$7,189.1	$5,702.7
Support equipment, buildings and land	3 to 33 years	2,941.2	2,518.0
CPE	4 to 7 years	1,070.2	843.1
Total property and equipment, gross		11,200.5	9,063.8
Accumulated depreciation		(5,930.2)	(4,737.8)
Total property and equipment, net		$5,270.3	$4,326.0

Depreciation expense related to our property and equipment was $948.5 million, $926.2 million and $1,165.0 million during 2025, 2024 and 2023, respectively.

During 2025, 2024 and 2023, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $85.5 million, $76.8 million and $96.3 million, respectively, which exclude related VAT of $14.1 million, $10.0 million and $13.5 million, respectively, that were also financed under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during 2025 are set forth below:

	January 1, 2025	Acquisitions, dispositions and related adjustments (a)	Reclassification to assets held for sale (b)	Foreign currency translation adjustments and other	December 31, 2025
	in millions

Telenet	$2,656.4	$(39.1)	$—	$356.2	$2,973.5
VM Ireland	250.8	—	—	33.6	284.4
Other	245.4	30.6	(66.4)	35.3	244.9
Total	$3,152.6	$(8.5)	$(66.4)	$425.1	$3,502.8
_______________

(a)Includes the impairment of certain media assets at Telenet.
(b)Represents goodwill of UPC Slovakia. For additional information regarding the held-for-sale presentation of UPC Slovakia, see note 6.

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
December 31, 2025, 2024 and 2023

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

(b)In connection with the Formula E Acquisition, we recorded a net increase of $198.7 million to goodwill.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	Estimated useful life at December 31, 2024	December 31, 2025			December 31, 2024
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
		in millions

Licenses (a)	18 to 24 years	$1,582.8	$(438.0)	$1,144.8	$1,393.9	$(332.7)	$1,061.2
Customer relationships	5 to 14 years	269.0	(186.0)	83.0	255.4	(161.0)	94.4
Other	2 to 15 years	278.9	(157.3)	121.6	265.5	(130.7)	134.8
Total		$2,130.7	$(781.3)	$1,349.4	$1,914.8	$(624.4)	$1,290.4
_______________

(a)Primarily includes amounts related to (i) certain mobile spectrum licenses and (ii) a licensing agreement with the FIA, as described in note 5.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

Amortization expense related to intangible assets with finite useful lives was $90.4 million, $75.8 million and $51.4 million during 2025, 2024 and 2023, respectively. Based on our amortizable intangible asset balance at December 31, 2025, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2026	$68.4
2027	62.0
2028	58.3
2029	57.7
2030	56.9
Thereafter	1,046.1
Total	$1,349.4

(11) Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	December 31, 2025			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	December 31,
				2025	2024
		in millions

Telenet Credit Facility (c)	5.13%	€535.0	$627.9	$4,748.0	$4,364.8
Telenet Senior Secured Notes	4.72%	—	—	1,633.7	1,558.8
VM Ireland Credit Facility (d)	5.44%	€100.0	117.4	1,056.2	931.4
Vendor financing (e)	4.12%	—	—	365.9	355.9
Vodafone Collar Loan (f)	—%	—	—	—	1,301.9
Other (g)	4.68%	—	—	781.0	632.2
Total debt before deferred financing costs, discounts and premiums (h)	5.01%		$745.3	$8,584.8	$9,145.0

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	December 31,
	2025	2024
	in millions

Total debt before deferred financing costs, discounts and premiums	$8,584.8	$9,145.0
Deferred financing costs, discounts and premiums, net	(23.0)	(78.1)
Total carrying amount of debt	8,561.8	9,066.9
Finance lease obligations (note 12)	33.1	34.1
Total debt and finance lease obligations	8,594.9	9,101.0
Current portion of debt and finance lease obligations	(764.0)	(898.5)
Long-term debt and finance lease obligations	$7,830.9	$8,202.5
_______________

(a)Represents the weighted average interest rate in effect at December 31, 2025 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.79% at December 31, 2025. The weighted average interest rate calculation includes principal amounts outstanding associated with all of our secured and unsecured borrowings. For information regarding our derivative instruments, see note 8.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2025 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table provides our borrowing availability and amounts available to loan or distribute in accordance with the terms of the respective subsidiary facilities, (i) at December 31, 2025 and (ii) upon completion of the relevant December 31, 2025 compliance reporting requirements. These amounts do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to December 31, 2025, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

	Availability
	December 31, 2025		Upon completion of the relevant December 31, 2025 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
Telenet Credit Facility	€535.0	$627.9	€625.0	$733.5
VM Ireland Credit Facility	€100.0	$117.4	€100.0	$117.4

Available to loan or distribute:
Telenet Credit Facility	€535.0	$627.9	€625.0	$733.5
VM Ireland Credit Facility	€100.0	$117.4	€100.0	$117.4

(c)At December 31, 2025, unused borrowing capacity under the Telenet Credit Facility amounted to €535.0 million ($627.9 million), comprising (i) €490.0 million ($575.1 million) under Telenet Revolving Facility I (as defined below), (ii) €25.0 million ($29.3 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($23.5 million) under the Telenet Revolving Facility. With the exception of €90.0 million ($105.6 million) outstanding under Telenet Revolving Facility I, all components of the Telenet Credit Facility were undrawn at December 31, 2025. In June 2025, the underlying credit agreement was amended to (a) combine Telenet Revolving Facility A and Telenet Revolving Facility B into a single revolving facility (Telenet Revolving Facility I) with a final maturity date of May 31, 2029 and (b) increase total commitments under Telenet Revolving Facility I by €30.0 million ($35.2 million). In August 2025, commitments under Telenet Revolving Facility I were decreased by €20.0 million in conjunction with the execution of the Wyre Capex Facility (as defined and described under Financing Transactions below). In December 2025, €90.0 million was drawn under Telenet Revolving Facility I, reducing available capacity from €580.0 million ($680.7 million) to €490.0 million. These borrowings were repaid in January 2026, restoring total available capacity under Telenet Revolving Facility I to €580.0 million.

(d)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($117.4 million) under the VM Ireland Revolving Facility, which was undrawn at December 31, 2025. In March 2025, commitments under the VM Ireland Revolving Facility were increased by €11.1 million ($13.0 million). The VM Ireland Revolving Facility now provides for maximum borrowing capacity of €100.0 million.

(e)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our consolidated

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During 2025 and 2024, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses were $312.4 million and $372.3 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our consolidated statements of cash flows.

(f)As further described in note 7, the Vodafone Collar Loan was fully settled in 2025, resulting in a loss on debt extinguishment of $12.1 million related to the write-off of unamortized deferred financing costs and discounts.

(g)At December 31, 2025 and 2024, amounts include (i) $228.4 million and $195.8 million, respectively, of debt collateralized by certain trade receivables of Telenet and (ii) $423.4 million and $390.5 million, respectively, of liabilities related to Telenet’s acquisition of mobile spectrum licenses. Telenet will make annual payments for the license fees over the terms of the respective licenses. In addition, the amount at December 31, 2025 includes £14.7 million ($19.8 million) of debt drawn on a £175.9 million ($236.6 million) capital expenditure term loan facility at Egg Power AssetCo Limited, a subsidiary of Liberty Global (the Egg Power Capex Facility). The Egg Power Capex Facility matures on December 31, 2032 and bears interest at a rate of SONIA + 1.7%, subject to a SONIA floor of 0.0%. Accordingly, unused borrowing capacity at December 31, 2025 excludes the availability under the Egg Power Capex Facility.

(h)As of December 31, 2025 and 2024, our debt had an estimated fair value of $8.6 billion and $9.0 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 9.

General Information

At December 31, 2025, most of our outstanding debt had been incurred by one of our two subsidiary “borrowing groups.” References to these borrowing groups, which comprise Telenet and VM Ireland, include their respective restricted parent and subsidiary entities.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

SPE Notes. From time to time, we create special purpose financing entities (SPEs), some of which are owned by the relevant borrowing group and some of which are owned by third parties (Third-Party SPEs). These SPEs are created for the primary purpose of facilitating the offering of senior secured notes, which we collectively refer to as “SPE Notes.”

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

Financing Transactions

Below we provide summary descriptions of certain financing transactions completed during 2025.

Telenet

In February 2025, Telenet entered into a €500.0 million ($586.8 million) sustainability-linked term loan facility (Telenet Facility AU). Telenet Facility AU was issued at 99.75% of par, matures on March 31, 2033 and bears interest at a rate of EURIBOR + 3.0%, subject to a EURIBOR floor of 0.0%. The interest rate on Telenet Facility AU is subject to adjustment based on Telenet’s achievement or otherwise of certain environmental, social and governance metrics. The net proceeds from Telenet Facility AU were used to refinance €500.0 million of the €890.0 million ($1,044.5 million) outstanding principal amount under Telenet Facility AT1. In connection with this transaction, Telenet recognized a loss on debt extinguishment of $8.0 million related to the write-off of unamortized deferred financing costs and discounts.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

In August 2025, Wyre entered into a €500.0 million standalone capital expenditure term loan facility (the Wyre Capex Facility). The Wyre Capex Facility bears interest at a rate of EURIBOR + 2.75%, subject to a EURIBOR floor of 0.0%, and matures five years after the initial drawdown, which has yet to occur. The maturity date may be extended by Wyre two additional times, each extending the maturity date by one year. When drawn, the proceeds from the Wyre Capex Facility will be used to fund the roll-out of Wyre’s fiber network and for general corporate purposes. Accordingly, unused borrowing capacity at December 31, 2025 excludes the availability under the Wyre Capex Facility.

Maturities of Debt

Maturities of our debt as of December 31, 2025 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on December 31, 2025 exchange rates.

	Telenet	VM Ireland	Other (a)	Total
	in millions

Year ending December 31:
2026 (b)	$733.0	$—	$23.4	$756.4
2027	24.7	—	57.1	81.8
2028	4,445.6	—	—	4,445.6
2029	1,327.8	1,056.2	—	2,384.0
2030	25.9	—	—	25.9
Thereafter	891.1	—	—	891.1
Total debt maturities	7,448.1	1,056.2	80.5	8,584.8
Deferred financing costs, discounts and premiums, net	(13.7)	(3.7)	(5.6)	(23.0)
Total debt	$7,434.4	$1,052.5	$74.9	$8,561.8
Current portion	$733.0	$—	$23.4	$756.4
Long-term portion	$6,701.4	$1,052.5	$51.5	$7,805.4
_______________

(a)Includes $58.7 million of debt collateralized by certain trade receivables of Formula E.

(b)Amounts include vendor financing obligations of $365.9 million at Telenet.

Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2025	2024
	in millions

Balance at January 1	$355.9	$399.1
Operating-related vendor financing additions	312.4	372.3
Capital-related vendor financing additions	99.6	86.8
Principal payments on operating-related vendor financing	(369.4)	(363.7)
Principal payments on capital-related vendor financing	(79.6)	(114.0)
Foreign currency and other	47.0	(24.6)
Balance at December 31	$365.9	$355.9

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

(12) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities is set forth below:

	December 31,
	2025	2024
	in millions

ROU assets:
Operating leases (a)	$773.6	$710.5
Finance leases (b)	37.1	38.2
Total ROU assets	$810.7	$748.7

Lease liabilities:
Operating leases (c)	$828.5	$753.1
Finance leases (d)	33.1	34.1
Total lease liabilities	$861.6	$787.2
_______________

(a)Our operating lease ROU assets are included in other assets, net, on our consolidated balance sheets. At December 31, 2025, the weighted average remaining lease term for operating leases was 10.6 years and the weighted average discount rate was 5.4%. During 2025, 2024 and 2023, we recorded non-cash additions to our operating lease ROU assets of $57.7 million, $101.3 million and $50.4 million, respectively.

(b)Our finance lease ROU assets are included in property and equipment, net, on our consolidated balance sheets. At December 31, 2025, the weighted average remaining lease term for finance leases was 8.2 years and the weighted average discount rate was 8.7%. During 2025, 2024 and 2023, we recorded non-cash additions to our finance lease ROU assets of $1.1 million, $7.4 million and $20.9 million, respectively.

(c)The current portions of our operating lease liabilities are included in other accrued and current liabilities on our consolidated balance sheets.

(d)The current and long-term portions of our finance lease liabilities are included in current portion of debt and finance lease obligations and long-term debt and finance lease obligations, respectively, on our consolidated balance sheets.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

A summary of our aggregate lease expense is set forth below:

	Year ended December 31,
	2025	2024	2023
	in millions

Finance lease expense:
Depreciation and amortization	$7.2	$4.2	$30.2
Interest expense (a)	3.2	1.4	0.5
Total finance lease expense	10.4	5.6	30.7
Operating lease expense (b)	119.8	108.6	87.2
Short-term lease expense (b)	0.4	0.4	0.6
Variable lease expense (c)	1.5	1.4	1.4
Total lease expense	$132.1	$116.0	$119.9
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Year ended December 31,
	2025	2024	2023
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$97.8	$87.4	$92.9
Operating cash outflows from finance leases (interest component)	3.2	1.4	0.5
Financing cash outflows from finance leases (principal component)	5.4	5.6	21.0
Total cash outflows from operating and finance leases	$106.4	$94.4	$114.4

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

Maturities of our operating and finance lease liabilities as of December 31, 2025 are presented below. Amounts represent U.S. dollar equivalents based on December 31, 2025 exchange rates.

	Operating leases (a)	Finance leases
	in millions

Year ending December 31:
2026	$120.8	$10.3
2027	107.8	8.8
2028	100.8	4.5
2029	95.1	3.1
2030	92.0	1.8
Thereafter	592.1	13.9
Total payments	1,108.6	42.4
Less: present value discount	(280.1)	(9.3)
Present value of lease payments	$828.5	$33.1
Current portion	$88.8	$7.6
Long-term portion	$739.7	$25.5
______________

(a)Operating lease payments exclude $124.3 million of estimated future payments for lease commitments not yet commenced at Telenet, the majority of which are not anticipated to be due until after 2028. These payments relate to the lease back of build-to-suit sites on certain passive infrastructure and tower assets sold to DigitalBridge Investments LLC in 2022. Telenet will act as an agent over the construction of future towers on the build-to-suit sites.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

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

The components of our earnings (loss) from continuing operations before income taxes are as follows:

	Year ended December 31,
	2025	2024	2023
	in millions

Domestic (a)	$(14.5)	$1,936.6	$(2,899.5)
Foreign:
U.K.	(6,842.3)	(a)	(a)
Netherlands	(277.0)	(190.9)	(833.7)
Luxembourg	(62.9)	(54.0)	(195.6)
Belgium	57.1	131.3	653.9
Ireland	(22.9)	(0.4)	(16.6)
U.S.	(1.9)	(16.6)	(4.7)
Bermuda	(a)	156.8	(0.9)
Intercompany activity with discontinued operations	—	(117.6)	(139.6)
Other	(8.1)	(6.9)	(9.3)
Total foreign	(7,158.0)	(98.3)	(546.5)
Earnings (loss) from continuing operations before income taxes	$(7,172.5)	$1,838.3	$(3,446.0)
_______________

(a)    For 2025, our domestic jurisdiction is Bermuda and for 2024 and 2023, our domestic jurisdiction is the U.K.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

Our income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions

Year ended December 31, 2025:
Domestic (a)	$—	$—	$—
Foreign:
Luxembourg	0.1	84.2	84.3
Belgium	(102.0)	31.3	(70.7)
U.K.	(0.3)	31.0	30.7
U.S. (b)	40.9	(11.2)	29.7
Netherlands	16.1	1.6	17.7
Ireland	—	(17.7)	(17.7)
Other	(0.7)	2.5	1.8
Total foreign	(45.9)	121.7	75.8
Total income tax benefit	$(45.9)	$121.7	$75.8

Year ended December 31, 2024:
Domestic (a)	$—	$8.0	$8.0
Foreign:
U.S. (b)	72.3	5.8	78.1
Belgium	(92.8)	25.5	(67.3)
Netherlands	(2.0)	7.1	5.1
Ireland	1.4	3.6	5.0
Luxembourg	(0.8)	2.9	2.1
Other	(0.4)	0.2	(0.2)
Total foreign	(22.3)	45.1	22.8
Total income tax benefit	$(22.3)	$53.1	$30.8

Year ended December 31, 2023:
Domestic (a)	$(0.1)	$0.5	$0.4
Foreign:
Belgium	(100.9)	(64.9)	(165.8)
U.S. (b)	(68.0)	(28.4)	(96.4)
Luxembourg	—	44.3	44.3
Ireland	3.6	2.5	6.1
Netherlands	(1.9)	0.2	(1.7)
Total foreign	(167.2)	(46.3)	(213.5)
Total income tax expense	$(167.3)	$(45.8)	$(213.1)
_______________

(a)    For 2025, our domestic jurisdiction is Bermuda and for 2024 and 2023, our domestic jurisdiction is the U.K.

(b)    Includes federal and state income taxes. Our U.S. state income taxes were not material during any of the years presented.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

Income tax benefit (expense) attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rates as a result of the following factors:

	Year ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
	in millions, except percentages

Computed “expected” tax benefit (expense) (a)	$1,075.9	15.0	$(459.6)	25.0	$809.8	23.5

Domestic federal:
Change in valuation allowances	(2.2)	—	(8.4)	0.5	(35.6)	(1.0)
Non-deductible and non-taxable items:
Foreign currency exchange results	(a)		445.6	(24.2)	(198.8)	(5.8)
Non-deductible or non-taxable items associated with investments in subsidiaries and affiliates (b)	(a)		75.4	(4.1)	(413.3)	(12.0)
Other non-deductible and non-taxable items	(a)		(19.9)	1.1	(31.1)	(0.9)
Other	(a)		(0.5)	(0.1)	(2.4)	(0.1)
Foreign tax effects:
U.K.:
Non-deductible or non-taxable foreign currency exchange results	(889.2)	(12.4)	(a)		(a)
Non-deductible or non-taxable items associated with investments in subsidiaries and affiliates (b)	(748.8)	(10.4)	(a)		(a)
Statutory income tax rate differential	684.2	9.5	(a)		(a)
Other	(41.9)	(0.6)	(a)		(a)
Netherlands:
Non-deductible or non-taxable items associated with investments in subsidiaries and affiliates	(55.5)	(0.8)	(49.1)	2.7	(95.2)	(2.8)
Non-deductible intercompany service expenses	(5.7)	(0.1)	(56.0)	3.0	(69.1)	(2.0)
Change in valuation allowances	(2.9)	—	35.6	(1.9)	(85.9)	(2.5)
Other	27.5	0.4	4.6	(0.3)	20.1	0.6
Belgium:
Change in valuation allowances	(26.3)	(0.4)	(24.1)	1.3	(127.3)	(3.7)
Non-deductible or non-taxable items associated with investments in subsidiaries and affiliates (c)	(0.8)	—	(0.7)	0.1	130.1	3.8
Other non-deductible or non-taxable items	(37.3)	(0.5)	(25.8)	1.4	(12.3)	(0.4)
Other	1.2	—	12.8	(0.7)	(2.7)	(0.1)
Luxembourg:
Change in valuation allowances	86.0	1.2	(0.4)	—	0.1	—
Other	(11.2)	(0.2)	(11.2)	0.6	(1.8)	—
Bermuda:
International rate differences	(a)		39.2	(2.1)	(0.2)	—
U.S.	(6.7)	(0.1)	(9.1)	0.5	(48.2)	(1.4)
Other foreign jurisdictions	(20.5)	(0.2)	(1.1)	0.1	0.2	—
Worldwide changes in prior year unrecognized tax benefits	50.0	0.7	83.5	(4.6)	(49.5)	(1.4)
Total income tax benefit (expense)	$75.8	1.1	$30.8	(1.7)	$(213.1)	(6.2)

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

_______________

(a)For 2025, our domestic jurisdiction is Bermuda and the statutory or “expected” rate is the Bermuda rate of 15.0%. For 2024 and 2023, our domestic jurisdiction is the U.K. and the statutory or “expected” rates are the U.K. rates of 25.0% and 23.5%, respectively. On December 27, 2023, Bermuda enacted the Corporate Income Tax Act 2023 (the CIT Act) which provides for the taxation of the Bermuda constituent entities of certain large multinational groups beginning on or after January 1, 2025. Prior to 2025, we used the U.K. statutory rate to compute our “expected” income tax benefit or expense, as management considered this rate to be more meaningful given that Bermuda did not impose an income tax in those periods. The U.K. statutory rate for 2023 represents the blended rate in effect for the year ended December 31, 2023 based on the 19.0% statutory rate that was in effect for the first quarter of 2023 and the 25.0% statutory rate in effect from April 1, 2023.

(b)The 2025 and 2023 amounts include non-deductible losses from the VMO2 JV, which include our share of the VMO2 JV’s goodwill impairments. For additional information, see note 7.

(c)The 2023 amount includes the non-taxable gain associated with the Telenet Wyre Transaction.

The components of our net deferred tax liabilities are as follows:

	December 31,
	2025	2024
	in millions

Deferred tax assets (a)	$137.1	$93.1
Deferred tax liabilities (a)	(370.6)	(405.0)
Net deferred tax liabilities	$(233.5)	$(311.9)
_______________
(a)Our deferred tax assets and deferred tax liabilities are included within other assets, net, and other long-term liabilities, respectively, on our consolidated balance sheets.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities are presented below:

	December 31,
	2025	2024
	in millions

Deferred tax assets:
Net operating loss and other carryforwards	$1,722.8	$1,398.2
Debt and interest	246.5	251.5
Lease liabilities	200.3	175.6
Investments	174.6	336.0
Share-based compensation	88.8	74.9
Property and equipment, net	71.3	125.2
Other future deductible amounts	76.5	68.5
Deferred tax assets	2,580.8	2,429.9
Valuation allowance	(2,088.5)	(1,934.1)
Deferred tax assets, net of valuation allowance	492.3	495.8
Deferred tax liabilities:
Property and equipment, net	(219.9)	(213.6)
Intangible assets	(211.4)	(211.2)
ROU assets	(187.4)	(163.2)
Debt and interest	(57.6)	(21.4)
Derivative instruments	(3.7)	(161.2)
Other future taxable amounts	(45.8)	(37.1)
Deferred tax liabilities	(725.8)	(807.7)
Net deferred tax liabilities	$(233.5)	$(311.9)

Our deferred income tax valuation allowance increased $154.4 million in 2025. This increase reflects the net effect of (i) foreign currency translation adjustments, (ii) business acquisitions, (iii) a decrease in deferred tax assets, (iv) a net tax benefit of $5.6 million and (v) other individually insignificant items.

The significant components of our tax loss carryforwards and related tax assets at December 31, 2025 are as follows:

	Tax loss carryforward	Related tax asset	Expiration date
Country	in millions

Netherlands	$3,034.1	$782.8	Indefinite
U.K.	1,779.2	444.8	Indefinite
Belgium	1,329.4	332.4	Indefinite
Ireland	469.2	58.7	Indefinite
Luxembourg	312.9	81.7	Various
Other	92.8	22.4	Various
Total	$7,017.6	$1,722.8

Our tax loss carryforwards within each jurisdiction combine all companies’ tax losses (both capital and ordinary losses) in that jurisdiction, however, certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. Further, certain tax jurisdictions restrict the

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

type of taxable income that the above losses are able to offset. The majority of the tax losses shown in the above table are not expected to be realized, including certain losses that are limited in use due to change in control or same business tests.

We have taxable outside basis differences on certain investments in non-U.S. subsidiaries. No additional income taxes have been provided for any undistributed foreign earnings, or any additional outside basis difference inherent in these entities, as these amounts continue to be reinvested in foreign operations. At December 31, 2025, we have not provided deferred tax liabilities on an estimated $1.4 billion of cumulative temporary differences on the outside bases of our non-U.S. subsidiaries and corporate joint ventures.

A summary of cash taxes paid, net of refunds, by major jurisdiction is presented below:

	Year ended December 31,
	2025	2024	2023
	in millions

Domestic (a)	$—	$0.2	$0.1
Foreign:
U.S.	113.4	87.9	394.8
Belgium	83.9	93.1	88.4
Netherlands	(b)	11.2	(b)
Other (c)	2.5	4.1	11.0
Total foreign	199.8	196.3	494.2
Total	$199.8	$196.5	$494.3
_______________
(a)For the year ended December 31, 2025, “domestic” represents Bermuda. For the years ended December 31, 2024 and 2023, “domestic” represents the U.K.

(b)The net amount of cash taxes paid during the year does not meet the 5% disaggregation threshold.

(c)The 2024 and 2023 amounts include $1.3 million and ($4.7 million), respectively, attributable to discontinued operations.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted in the U.S., introducing various changes to federal tax law. We have evaluated the provisions of the OBBBA and determined that they did not have a material impact on our consolidated financial statements through December 31, 2025, nor do we currently anticipate that the OBBBA will have a material impact on our consolidated financial statements in the future.

In December 2021, the Organization for Economic Co-Operation and Development (OECD)/G20 Inclusive Framework on Base Erosion and Profit Shifting (BEPS) released Model Global Anti-Base Erosion (GLoBE) rules under Pillar Two. These rules provide for the taxation of certain large multinational corporations at a minimum rate of 15.0%, calculated on a jurisdictional basis. Numerous countries in which we operate, including the U.K. and certain European Union (E.U.) member states, enacted legislation to implement many aspects of the Pillar Two rules beginning on January 1, 2024. The Pillar Two rules did not have an impact on our consolidated financial statements for the year ended December 31, 2025, and we do not currently anticipate that they will have a material impact on our consolidated financial statements in the future.
We and our subsidiaries file consolidated and standalone income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest and penalty assessments by these taxing authorities. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the applicable taxing authorities in either cash or agreement of income tax positions or (ii) the date when the taxing authorities are statutorily prohibited from adjusting the company’s tax computations.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

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

The changes in our unrecognized tax benefits for the indicated periods are summarized below:

	2025	2024	2023
	in millions

Balance at January 1	$302.0	$444.4	$435.2
Settlements with tax authorities	(168.3)	(3.9)	(4.0)
Foreign currency translation	9.5	(3.9)	1.5
Reductions for tax positions of prior years	(2.5)	(6.4)	(5.9)
Additions for tax positions of prior years	1.0	19.2	8.5
Lapse of statute of limitations	—	(173.5)	—
Additions based on tax positions related to the current year	—	26.1	2.2
Effects of business acquisitions	—	—	6.9
Balance at December 31	$141.7	$302.0	$444.4

No assurance can be given that any of these tax benefits will be recognized or realized.

As of December 31, 2025, 2024 and 2023, there were $88.9 million, $266.6 million and $347.0 million, respectively, of unrecognized tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During 2025, 2024 and 2023, the income tax benefit (expense) of our continuing operations included $45.1 million, ($7.9 million) and ($59.6 million), respectively, representing the net accrual of interest and penalties during the period. At December 31, 2025, accrued interest and penalties associated with our uncertain tax benefits totaled $113.5 million.

On October 7, 2022, the U.S. Department of Justice filed a suit against Liberty Global, Inc. (LGI), a wholly-owned U.S. subsidiary of Liberty Global, in the U.S. District Court of Colorado (the District Court) for unpaid federal income taxes and penalties for the 2018 tax year of approximately $284 million. This action by the U.S. Department of Justice is related to the November 2020 complaint filed by LGI in the District Court seeking a refund of approximately $110 million of taxes, penalties and interest associated with the application of certain temporary treasury regulations issued in June 2019. In October 2023, the District Court entered judgment against LGI with respect to the refund claim and we appealed this decision to the U.S. Court of Appeals for the Tenth Circuit (the Court of Appeals) in December 2023. No amounts have been accrued by LGI with respect to this matter. We continue to vigorously defend this matter and actively pursue our claim for refund.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

(14) Equity

Capitalization

At December 31, 2025, our authorized share capital consisted of an aggregate nominal amount of $20.0 million, comprised of any of the following: (i) common shares (Class A, B or C), each with a nominal value of $0.01 per share, (ii) preference shares, with a nominal value to be determined by the board of directors, the issuance of one or more classes or series of which may be authorized by the board of directors, and (iii) any other shares of one or more classes as may be determined by the board of directors or by the shareholders of Liberty Global.

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

At the option of the holder, each Liberty Global Class B common share is convertible into one Liberty Global Class A common share. One Liberty Global Class A common share is reserved for issuance for each Liberty Global Class B common share that is issued (12,968,658 shares issued as of December 31, 2025). Additionally, as of December 31, 2025, we have reserved the following common shares for the issuance of outstanding share-based incentive awards:

	Class A	Class C

Options	1,161,775	5,543,216
SARs	31,776,675	70,725,865
RSUs	3,102,307	4,114,284
PSUs and PSARs	9,675,533	16,073,103

Subject to any preferential rights of any outstanding class of our preference shares, the holders of our common shares are entitled to dividends as may be declared from time to time by our board of directors from funds available therefor. Except with respect to share distributions, whenever a dividend is paid in cash to the holder of one class of our common shares, we will also pay to the holders of the other classes of our common shares an equal per share dividend. There are currently no contractual restrictions on our ability to pay dividends in cash or shares.

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

Share Repurchase Programs

Our board of directors may, from time to time, approve various share repurchase programs for our Liberty Global common shares, pursuant to which we may acquire our Class A common shares, Class C common shares or any combination of Class A and Class C common shares. Our repurchase programs may be effected through open market transactions and/or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to these programs depends on a variety of factors, including market conditions and applicable law, and these programs may be implemented in conjunction with brokers for the company and other financial institutions with whom the company has relationships within certain preset parameters, and purchases may continue during closed periods in accordance with applicable restrictions. Our share repurchase programs may be suspended or discontinued at any time. Our board of directors previously approved a share repurchase program authorizing the repurchase of up to 10% of our outstanding shares as of December 31, 2024, which authorized repurchases during 2025. As of the date of this Annual Report on Form 10-K, no new share repurchase program has been approved for 2026, and therefore, at this time, we are not authorized to repurchase any shares during 2026.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

The following table provides details of our share repurchases during 2025, 2024 and 2023:

	Class A common shares		Class C common shares
	Shares repurchased	Average price paid per share (a)	Shares repurchased	Average price paid per share (a)	Total cost (a)
					in millions

2025	—	$—	17,436,291	$11.02	$192.1
2024	—	$—	38,260,604	$17.73	$678.5
2023	1,444,000	$18.24	78,452,085	$18.86	$1,505.9
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

The Telenet Takeover Bid was funded through (i) available borrowings and (ii) the existing liquidity of Liberty Global. As of December 31, 2024, the consideration associated with the Telenet Takeover Bid, including certain fees and expenses, totaled €904.2 million ($993.7 million at the applicable transaction dates).

Subsidiary Distributions

From time to time, Telenet and certain other of our subsidiaries make cash distributions to their respective shareholders. Our share of these distributions is eliminated in consolidation and the noncontrolling interest owners’ share of these distributions is reflected as a charge against noncontrolling interests in our consolidated statements of equity. In this regard, Telenet, prior to the Telenet Takeover Bid, paid aggregate dividends of €108.6 million to its shareholders during 2023, of which our share was €66.3 million ($73.2 million at the applicable rate).

Restricted Net Assets

The ability of certain of our subsidiaries to distribute or loan all or a portion of their net assets to our company is limited by the terms of applicable debt facilities. At December 31, 2025, the net assets of our subsidiaries subject to such limitations was not material.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

(15) Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Year ended December 31,
	2025	2024	2023
	in millions

Liberty Global (a)(b):
Non-performance based incentive awards (c)	$83.5	$113.9	$137.7
Performance based incentive awards	46.9	18.6	6.9
Other (d)	35.0	29.7	26.9
Total Liberty Global	165.4	162.2	171.5
Telenet share-based incentive awards (e)	—	—	27.7
Other	4.0	6.1	5.6
Total	$169.4	$168.3	$204.8
Included in:
Other operating expenses	$12.6	$17.8	$11.3
SG&A expenses	156.8	150.5	193.5
Total	$169.4	$168.3	$204.8
_______________

(a)In November 2024, in connection with the Sunrise Distribution and the Spin-off, the compensation committee of our board of directors approved modifications to our outstanding share-based incentive awards (the Award Modifications) in accordance with the underlying share-based incentive plans. As we determined that there was no incremental value associated with the Award Modifications, we did not recognize any incremental share-based compensation expense associated with these modifications.

(b)In accordance with the terms of the Telenet Takeover Bid, we issued Liberty Global share-based incentive awards (Telenet Replacement Awards) to employees and former directors of Telenet in exchange for corresponding Telenet awards. In connection with the Telenet Takeover Bid, the Telenet Replacement Awards were remeasured as of October 13, 2023 in a 1:2 ratio between Liberty Global Class A and Liberty Global Class C common shares. No incremental share-based compensation expense was recognized from the remeasurement and modification of the Telenet awards. The Telenet Replacement Awards were re-granted on November 7, 2023, resulting in total share-based compensation expense of $50.0 million, of which $8.5 million was recognized on this date due to the immediate vesting of select Telenet Replacement Awards. The remaining expense of $41.5 million is amortized over the remaining service periods of the unvested Telenet Replacement Awards, subject to forfeitures and the satisfaction of performance conditions as further described below. For further information regarding the Telenet Takeover Bid, see note 14.

(c)In April 2023, the compensation committee of our board of directors approved the extension of the expiration dates of outstanding SARs and director options granted in 2016 through 2018 from a seven-year term to a ten-year term (prior to 2019, awards granted under the 2014 Incentive Plans, as defined and described below, expired seven years after the grant date). Accordingly, the Black-Scholes fair values of the respective outstanding awards increased, resulting in the recognition of an aggregate incremental share-based compensation expense of $25.9 million during 2023.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

(d)Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled in Liberty Global common shares. In the case of annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in common shares of Liberty Global in lieu of cash. In addition, amounts include compensation expense related to the Liberty Growth Incentive Plans as defined and described below.

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

As of December 31, 2025, $152.8 million of total unrecognized compensation cost related to our Liberty Global share-based incentive awards is expected to be recognized by our company over a weighted-average period of approximately 1.8 years.

The following table summarizes certain information related to the share-based incentive awards granted and exercised with respect to Liberty Global common shares (includes amounts related to awards held by employees of our discontinued operations, unless otherwise noted):

	Year ended December 31,
	2025	2024	2023

Assumptions used to estimate fair value of options and SARs granted:
Risk-free interest rate	3.69 - 3.71%	3.39 - 4.11%	3.12 - 4.10%
Expected life	6.2 years	3.7 - 6.2 years	3.7 - 6.2 years
Expected volatility	30.5 - 31.3%	28.9 - 31.4%	29.0 - 33.1%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$4.29	$6.57	$7.18
SARs	(a)	$5.06	$5.85
RSUs - prior to the Sunrise Distribution	(b)	$17.39	$18.59
RSUs - subsequent to the Sunrise Distribution	$11.75	$12.95	(b)
PSUs	$12.34	$25.16	$16.60
Total intrinsic value of awards exercised (in millions):
Options	(c)	(c)	(c)
SARs	$3.0	$23.0	$4.6
PSARs	(c)	(c)	(c)
Cash received from exercise of options (in millions)	$—	$—	$1.2
Income tax benefit (expense) related to share-based compensation of our continuing operations (in millions)	$(1.8)	$(1.0)	$9.1
_______________

(a)There were no grants of SARs made during the indicated period.

(b)Not applicable.

(c)There were no exercises of this award type during the indicated period.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

Share Incentive Plans — Liberty Global Common Shares

2023 Incentive Plan

As of December 31, 2025, we are authorized to grant incentive awards under the “Liberty Global 2023 Incentive Plan,” which was approved by our shareholders on June 14, 2023. Generally, we may grant options, SARs, RSUs, performance awards or cash awards or any combination of the foregoing under this incentive plan (collectively, “awards”). The maximum number of Liberty Global shares with respect to which awards may be issued under the Liberty Global 2023 Incentive Plan is 72,448,191 (as adjusted for the Spin-off), which represents the number of common shares available for grant under the previous “Liberty Global 2014 Incentive Plan” and the “Liberty Global 2014 Nonemployee Director Incentive Plan” (collectively, the 2014 Incentive Plans) immediately prior to the 2023 Annual General Meeting of Shareholders of Liberty Global plc, plus any common shares subject to outstanding awards under the 2014 Incentive Plans that become available for issuance under the Liberty Global 2023 Incentive Plan pursuant to its terms. The maximum number of common shares reserved for issuance under the Liberty Global 2023 Incentive Plan is also subject to anti-dilution and other adjustment provisions of the Liberty Global 2023 Incentive Plan. Outstanding awards granted under the 2014 Incentive Plans will continue to be governed by the terms of that plan until exercised, expired, paid or otherwise terminated. No further awards will be granted under the 2014 Incentive Plans. As of December 31, 2025, the Liberty Global 2023 Incentive Plan had 62,996,261 common shares available for grant.

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

Liberty Growth Incentive Plans

Annually, beginning in April 2021, the compensation committee of our board of directors has approved grants under the “Liberty Growth Incentive Plans” (formerly “Ventures Incentive Plans”). The Liberty Growth Incentive Plans are provided to executive officers and other key employees based on the performance of the Liberty Growth Portfolio (the “Portfolio”), or a specific portion of the Portfolio in the instance of the “Tech Liberty Growth Incentive Plan” (formerly “Tech Ventures Incentive Plan”). A fair value assessment is performed for the Portfolio as of December 31st by an independent third-party valuation specialist and the Portfolio performance is measured by assessing the fair value of the Portfolio over a three-year period beginning on December 31st of the year preceding each annual grant. Payout will be denominated in cash and will be assessed at the end of each three-year period using eligible participants’ initial contributions, which are between 10% and 50%

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

of their annual target equity value (10% and 100% for the 2021 Liberty Growth Incentive Plan) and the contributed amount is in lieu of their normal annual equity grant. The compensation committee has the discretion to settle the final payout amount in (i) cash or (ii) Liberty Global Class A and Class C common shares based on the change in the Portfolio’s value. Subject to forfeitures, 100% of each participant’s payout will vest on or around March of the year subsequent to the conclusion of the three-year performance period. In order to receive the payout, participants are required to remain employed through the final vesting date. Awards under the Liberty Growth Incentive Plans are liability classified due to the fact that the final payout under these plans will be denominated in cash and may be settled in a variable number of shares. The estimated fair value of the final payouts under our Liberty Growth Incentive Plans as of December 31, 2025 are shown below:

	Performance period	Vesting date	Estimated fair value of final payout
			in millions

2023 Liberty Growth Incentive Plan	12/31/2022 - 12/31/2025	March 15, 2026	10.8
2023 Tech Liberty Growth Incentive Plan	12/31/2022 - 12/31/2025	March 15, 2026	0.5
2024 Liberty Growth Incentive Plan	12/31/2023 - 12/31/2026	March 15, 2027	13.2
2024 Tech Liberty Growth Incentive Plan	12/31/2023 - 12/31/2026	March 15, 2027	0.6
2025 Liberty Growth Incentive Plan	12/31/2024 - 12/31/2027	March 15, 2028	12.3
2025 Tech Liberty Growth Incentive Plan	12/31/2024 - 12/31/2027	March 15, 2028	1.0
Total			$38.4

The 2022 Liberty Growth Incentive Plan vested on March 15, 2025. Participants earned 87.6% of their targeted payout which was settled in 371,261 shares of Liberty Global Class A and 371,261 Class C common shares.

The 2021 Liberty Growth Incentive Plan vested on March 15, 2024. Participants earned 108.5% of their targeted payout which was settled in 442,221 shares of Liberty Global Class A and 442,221 Class C common shares.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

2024 PSUs

In May 2024, the compensation committee of our board of directors approved the grant of PSUs to executive officers and other key employees (the 2024 PSUs). The performance metric for the 2024 PSUs is based on Liberty Global’s relative total shareholder return (rTSR) during the performance period commencing May 10, 2024 and ending December 31, 2026, calculated based on a comparison of Liberty Global’s total shareholder return (TSR) compared to the TSR of a comparator group of companies, which comprises all companies continuously listed in the NASDAQ Telecommunications Index or the Stoxx Europe 600 Telecom Index during the performance period. The market condition related to Liberty Global’s rTSR performance relative to the comparator group of companies is incorporated into the measurement of the grant date fair value of the award. The 2024 PSUs include over- and under-performance payout opportunities should the rTSR exceed or fail to meet the target, as applicable. Achieving an rTSR between the 25th percentile to at or above the 75th percentile will generally result in award recipients earning 25% to 200% of their target 2024 PSUs, subject to forfeitures. The 2024 PSUs have a maximum payout of 100% should the TSR be negative. In February 2026, the compensation committee of our board of directors determined that 50% of the 2024 PSUs were earned as Liberty Global’s rTSR was equal to or greater than the median TSR for the comparator group of companies as of December 31, 2025. This resulted in 731,307 Liberty Global Class A and 1,044,574 Liberty Global Class C PSUs being “banked” out of 1,462,613 Liberty Global Class A and 2,089,147 Liberty Global Class C outstanding PSUs. The value of these banked 2024 PSUs is $8.0 million and $11.2 million for Liberty Global Class A and Liberty Global Class C PSUs, respectively, at a weighted average grant price of $10.89 and $10.75, respectively. The earned 2024 PSUs will fully vest on or around February 15, 2027.

Share-based Award Activity — Liberty Global Common Shares

The following tables summarize the share-based award activity during 2025 with respect to awards issued by Liberty Global. Our company settles SARs and PSARs on a net basis when exercised by the award holder, whereby the number of shares issued represents the excess value of the award based on the market price of the respective Liberty Global shares at the time of exercise relative to the award’s exercise price. In addition, with respect to share-based awards held by Liberty Global employees, the number of shares to be issued upon vesting or exercise is reduced by the amount of the employee’s required income tax withholding.

Options — Class A common shares	Number of awards	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions

Outstanding at January 1, 2025	1,159,996	$15.23
Granted	166,034	9.78
Forfeited	(164,255)	21.73
Outstanding at December 31, 2025	1,161,775	$13.54	5.1	$0.6
Exercisable at December 31, 2025	828,706	$15.03	3.6	$0.2

Options — Class C common shares	Number of awards	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions

Outstanding at January 1, 2025	5,203,985	$13.62
Granted	664,635	11.62
Forfeited	(325,404)	20.90
Outstanding at December 31, 2025	5,543,216	$12.95	5.5	$2.4
Exercisable at December 31, 2025	4,128,315	$13.62	4.4	$1.7

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

SARs — Class A common shares	Number of awards	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions

Outstanding at January 1, 2025	34,684,640	$14.15
Forfeited	(2,158,325)	21.15
Exercised	(749,640)	9.77
Outstanding at December 31, 2025	31,776,675	$13.78	4.6	$16.2
Exercisable at December 31, 2025	26,955,382	$14.47	4.0	$10.3

SARs — Class C common shares	Number of awards	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions

Outstanding at January 1, 2025	75,630,289	$14.40
Forfeited	(4,036,375)	21.43
Exercised	(868,049)	9.93
Outstanding at December 31, 2025	70,725,865	$14.05	4.6	$20.8
Exercisable at December 31, 2025	62,474,003	$14.51	4.2	$16.5

PSARs — Class A common shares	Number of awards	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions

Outstanding at January 1, 2025	4,969,045	$15.00
Forfeited	(117,260)	15.00
Outstanding at December 31, 2025	4,851,785	$15.00	3.0	$—
Exercisable at December 31, 2025	4,851,785	$15.00	3.0	$—

PSARs — Class C common shares	Number of awards	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions

Outstanding at January 1, 2025	9,674,673	$14.70
Forfeited	(231,033)	14.70
Outstanding at December 31, 2025	9,443,640	$14.70	3.0	$—
Exercisable at December 31, 2025	9,443,640	$14.70	3.0	$—

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

RSUs — Class A common shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years

Outstanding at January 1, 2025	2,553,035	$9.36
Granted	3,215,649	11.58
Forfeited	(336,273)	10.64
Exercised	(2,330,104)	10.54
Outstanding at December 31, 2025	3,102,307	$10.64	1.1

RSUs — Class C common shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years

Outstanding at January 1, 2025	4,229,272	$10.02
Granted	3,480,155	12.07
Forfeited	(361,871)	11.06
Exercised	(3,233,272)	10.90
Outstanding at December 31, 2025	4,114,284	$10.97	1.0

PSUs — Class A common shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years

Outstanding at January 1, 2025	1,963,824	$13.08
Granted	3,179,733	12.34
Forfeited	(208,836)	12.24
Released from restrictions	(110,973)	9.11
Outstanding at December 31, 2025	4,823,748	$12.72	1.7

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

PSUs — Class C common shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years

Outstanding at January 1, 2025	2,965,058	$13.48
Granted	4,105,505	12.34
Forfeited	(238,285)	12.20
Released from restrictions	(202,815)	9.94
Outstanding at December 31, 2025	6,629,463	$12.93	1.7

Share-based Award Activity — Liberty Global Common Shares held by former Liberty Global employees

The following tables summarize the share-based awards held by former employees of Liberty Global subsequent to certain spin-off or disposal transactions, or as otherwise permitted under applicable Liberty Global equity plan documents. Any future exercises of SARs or PSARs, or vesting of RSUs and PSUs, will increase the number of our outstanding common shares.

	Number of awards	Weighted average exercise or base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
SARs and PSARs:
Class A:
Outstanding	2,706,841	$15.60	3.5	$0.4
Exercisable	2,556,946	$15.89	3.3	$0.3
Class C:
Outstanding	5,309,254	$15.61	3.5	$0.4
Exercisable	5,012,390	$15.87	3.3	$0.4

	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding RSUs and PSUs:
Class A:
RSUs	49,586	$9.89	0.4
PSUs	1,080	$12.34	2.1
Class C:
RSUs	95,312	$10.38	0.4
PSUs	1,080	$12.34	2.1

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

(16) Defined Benefit Plans

Certain of our subsidiaries maintain various funded and unfunded defined benefit plans for their employees. The table below provides summary information on our defined benefit plans:

	December 31,
	2025	2024	2023
	in millions

Fair value of plan assets (a)	$333.4	$274.9	$256.9
Projected benefit obligation	$304.4	$255.2	$242.4
Net asset	$29.0	$19.7	$14.5
_______________

(a)At December 31, 2025, the fair value of all plan assets was based on Level 1 of the fair value hierarchy (as further described in note 9). Our plan assets comprise investments in debt securities, equity securities, hedge funds, insurance contracts and certain other assets.

Our net periodic pension cost was $23.3 million, $21.0 million and $19.6 million during 2025, 2024 and 2023, respectively, including $23.7 million, $21.5 million and $19.8 million, respectively, representing the service cost component.

During 2025, our subsidiaries’ contributions to their respective defined benefit plans aggregated $22.3 million. Based on December 31, 2025 exchange rates and information available as of that date, we expect this amount to be $19.8 million in 2026.

(17) Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included on our consolidated balance sheets and statements of equity reflect the aggregate impact of foreign currency translation adjustments and pension-related adjustments and other. The changes in the components of accumulated other comprehensive earnings (loss), net of taxes, are summarized as follows:

	Liberty Global shareholders				Total accumulated other comprehensive earnings (loss)
	Foreign currency translation adjustments	Pension-related adjustments and other	Accumulated other comprehensive earnings (loss)	Noncontrolling interests
	in millions

Balance at January 1, 2023	$620.8	$(107.4)	$513.4	$1.2	$514.6
Other comprehensive earnings	1,778.4	(121.5)	1,656.9	(0.8)	1,656.1
Balance at December 31, 2023	2,399.2	(228.9)	2,170.3	0.4	2,170.7
Other comprehensive loss	(2,507.9)	(41.7)	(2,549.6)	—	(2,549.6)
Impact of the Spin-off	(337.0)	59.3	(277.7)	—	(277.7)
Balance at December 31, 2024	(445.7)	(211.3)	(657.0)	0.4	(656.6)
Other comprehensive earnings	4,571.8	0.8	4,572.6	—	4,572.6
Balance at December 31, 2025	$4,126.1	$(210.5)	$3,915.6	$0.4	$3,916.0

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

The components of other comprehensive earnings (loss), net of taxes, are reflected in our consolidated statements of comprehensive earnings (loss). The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions

Year ended December 31, 2025:
Foreign currency translation adjustments	$4,580.0	$(8.2)	$4,571.8
Pension-related adjustments and other	2.4	(1.6)	0.8
Other comprehensive earnings attributable to Liberty Global shareholders	$4,582.4	$(9.8)	$4,572.6

Year ended December 31, 2024:
Foreign currency translation adjustments	$(2,567.3)	$4.1	$(2,563.2)
Pension-related adjustments and other	(51.1)	(1.0)	(52.1)
Other comprehensive loss from continuing operations	(2,618.4)	3.1	(2,615.3)
Other comprehensive earnings from discontinued operations	68.1	(2.4)	65.7
Other comprehensive loss attributable to Liberty Global shareholders	$(2,550.3)	$0.7	$(2,549.6)

Year ended December 31, 2023:
Foreign currency translation adjustments	$1,212.0	$(1.9)	$1,210.1
Pension-related adjustments and other	(48.2)	(0.1)	(48.3)
Other comprehensive earnings from continuing operations	1,163.8	(2.0)	1,161.8
Other comprehensive earnings from discontinued operations	478.3	16.0	494.3
Other comprehensive earnings	1,642.1	14.0	1,656.1
Other comprehensive loss attributable to noncontrolling interests (a)	0.9	(0.1)	0.8
Other comprehensive earnings attributable to Liberty Global shareholders	$1,643.0	$13.9	$1,656.9
_______________

(a)Amounts represent the noncontrolling interest owners’ share of our pension-related adjustments.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

(18) Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to purchases of equipment and services, network and connectivity commitments, programming contracts and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of December 31, 2025. The commitments included in this table do not reflect any liabilities that are included on our December 31, 2025 consolidated balance sheet.

	Payments due during:
	2026	2027	2028	2029	2030	Thereafter	Total
	in millions

Purchase commitments	$663.7	$555.2	$518.7	$103.6	$22.3	$18.6	$1,882.1
Network and connectivity commitments	70.9	34.4	42.7	62.9	70.5	0.1	281.5
Programming commitments	119.4	72.3	40.5	30.3	17.1	—	279.6
Other commitments	177.5	69.3	68.9	4.3	2.5	2.7	325.2
Total	$1,031.5	$731.2	$670.8	$201.1	$112.4	$21.4	$2,768.4

Purchase commitments include unconditional and legally binding obligations related to certain service-related commitments, including software development, information technology, and maintenance and call center services.

Network and connectivity commitments include certain equipment and service-related commitments.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $562.1 million, $555.8 million and $566.2 million during 2025, 2024 and 2023, respectively.

Other commitments include (i) race management commitments associated with Formula E and (ii) our share of the funding commitment associated with the nexfibre JV.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

We have established various defined contribution benefit plans for our and our subsidiaries’ employees. Our aggregate expense for matching contributions under the various defined contribution employee benefit plans was $18.7 million, $16.6 million and $17.4 million during 2025, 2024 and 2023, respectively.

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
December 31, 2025, 2024 and 2023

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

Other Regulatory Matters. Broadband internet, video distribution, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we or our affiliates operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the E.U., and largely similar rules apply in the U.K. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. Regulation may also restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

(19) Segment Reporting

Our chief executive officer, whom we have determined to be our Chief Operating Decision Maker (CODM), views our business as three strategic platforms, “Liberty Telecom” (our converged broadband, video and mobile communications businesses), “Liberty Growth” (our global investment arm comprised of various technology, media, sports, infrastructure and other growth assets) and “Liberty Services” (our innovative technology, operational and financial services platforms offered by our centralized functions), each as further discussed below. Performance of our business is assessed and resources are allocated by our CODM on a segment basis. We generally identify our reportable segments as (i) those consolidated subsidiaries that represent 10% or more of our total reportable segment revenue or proportionate Adjusted EBITDA (as defined below) or (ii) those equity method affiliates where revenue or our share of Adjusted EBITDA represents 10% or more of our total reportable segment revenue or proportionate Adjusted EBITDA, respectively. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. Adjusted EBITDA is the primary measure used by our CODM to evaluate segment operating performance and make decisions about allocating resources to our operating segments. The CODM uses Adjusted EBITDA to evaluate income generated from our segment assets in deciding whether to reinvest profits into other areas of our business, such as for acquisitions or investments. Adjusted EBITDA is also used to monitor budget versus actual results, which is used in assessing the performance of segments in comparison with one another and in establishing management’s compensation. The significant accounting policies of our segments are the same as those described in note 3. In addition, our CODM reviews non-financial measures such as customer growth, as appropriate, but does not review any measure of total assets.

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

As of December 31, 2025, our reportable segments are as follows:

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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

The “Liberty Growth” strategic platform, included in the “all other category,” comprises certain investments in technology, media, sports and infrastructure companies that we view as scalable businesses, which derive their revenue from providing various goods, services and content to customers (Liberty Growth).

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
Performance Measures of our Reportable Segments

The amounts presented in the tables below represent 100% of each of our consolidated and nonconsolidated reportable segment’s revenue, expenses and Adjusted EBITDA, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the VodafoneZiggo JV. We account for our 50% interests in both the VMO2 JV and the VodafoneZiggo JV under the equity method; accordingly, our share of their operating results is included in share of results of affiliates, net in our consolidated statements of operations. The noncontrolling interests at Telenet and Formula E are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

	Revenue
	Third-party and affiliate	Intersegment	Total
	in millions

Year ended December 31, 2025:
Telenet	$3,207.7	$0.2	$3,207.9
VM Ireland	494.8	—	494.8
VMO2 JV (nonconsolidated)	13,335.2	—	13,335.2
VodafoneZiggo JV (nonconsolidated)	4,518.5	—	4,518.5
Total reportable segment revenue	$21,556.2	$0.2	21,556.4
Plus: all other category (a)			1,341.3
Less: nonconsolidated JV revenue			(17,853.7)
Less: elimination of intercompany consolidated revenue (b)			(165.5)
Total consolidated revenue			$4,878.5

Year ended December 31, 2024:
Telenet	$3,084.2	$0.2	$3,084.4
VM Ireland	487.9	3.5	491.4
VMO2 JV (nonconsolidated)	13,649.7	—	13,649.7
VodafoneZiggo JV (nonconsolidated)	4,450.5	—	4,450.5
Total reportable segment revenue	$21,672.3	$3.7	21,676.0
Plus: all other category (a)			1,013.6
Less: nonconsolidated JV revenue			(18,100.2)
Less: elimination of intercompany consolidated revenue (b)			(247.5)
Total consolidated revenue			$4,341.9

Year ended December 31, 2023:
Telenet	$3,089.2	$—	$3,089.2
VM Ireland	502.3	3.8	506.1
VMO2 JV (nonconsolidated)	13,574.1	—	13,574.1
VodafoneZiggo JV (nonconsolidated)	4,450.5	—	4,450.5
Total reportable segment revenue	$21,616.1	$3.8	21,619.9
Plus: all other category (a)			776.2
Less: nonconsolidated JV revenue			(18,024.6)
Less: elimination of intercompany consolidated revenue (b)			(255.7)
Total consolidated revenue			$4,115.8

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

_____________

(a)Amounts include revenue from:

	Year ended December 31,
	2025	2024	2023
	in millions

Services agreements with our nonconsolidated JV reportable segments (as further described in note 7)	$591.1	$594.9	$382.0
Third parties and affiliates	584.9	174.9	142.3
Consolidated reportable segments	165.3	243.8	251.9
Total	$1,341.3	$1,013.6	$776.2

(b)Primarily reflects the elimination of (i) the revenue recognized related to the Tech Framework and (ii) for 2024 and 2023, transactions between our continuing and discontinued operations.

The expense categories and amounts presented below align with the segment-level information that is regularly provided to the CODM. These amounts include intersegment expenses and are exclusive of share-based compensation expense.

	Year ended December 31,
	2025		2024		2023
	Programming and other direct costs of services	Operating expenses	Programming and other direct costs of services	Operating expenses	Programming and other direct costs of services	Operating expenses
	in millions

Consolidated reportable segments:
Telenet	$772.9	$1,131.2	$764.5	$1,027.7	$789.1	$984.9
VM Ireland	$127.2	$187.3	$127.7	$185.4	$139.0	$185.7

Nonconsolidated reportable segments:
VMO2 JV	$4,155.1	$4,517.3	$4,710.7	$4,435.6	$4,645.4	$4,397.4
VodafoneZiggo JV	$983.8	$1,557.0	$912.2	$1,504.4	$903.9	$1,574.1

	Adjusted EBITDA
	Year ended December 31,
	2025	2024	2023
	in millions

Telenet	$1,303.8	$1,292.2	$1,315.2
VM Ireland	180.3	178.3	181.4
VMO2 JV (nonconsolidated)	4,662.8	4,503.4	4,531.3
VodafoneZiggo JV (nonconsolidated)	1,977.7	2,033.9	1,972.5
Total reportable segment Adjusted EBITDA	$8,124.6	$8,007.8	$8,000.4

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

The following table provides a reconciliation of total reportable segment Adjusted EBITDA to earnings (loss) from continuing operations before income taxes:

	Year ended December 31,
	2025	2024	2023
	in millions

Total reportable segment Adjusted EBITDA	$8,124.6	$8,007.8	$8,000.4
Plus: all other category (a)	(167.9)	(188.7)	(215.1)
Less: nonconsolidated JV Adjusted EBITDA	(6,640.5)	(6,537.3)	(6,503.8)
Less: intercompany consolidated eliminations (b)	(41.2)	(122.0)	(131.1)
Share-based compensation expense	(169.4)	(168.3)	(204.8)
Depreciation and amortization	(1,038.9)	(1,002.0)	(1,216.4)
Impairment, restructuring and other operating items, net	(90.0)	(49.6)	(43.0)
Operating loss	(23.3)	(60.1)	(313.8)
Interest expense	(497.5)	(574.7)	(505.0)
Realized and unrealized gains (losses) on derivative instruments, net	(567.4)	315.2	78.3
Foreign currency transaction gains (losses), net	(3,121.1)	1,756.5	(719.7)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net	147.8	(28.4)	(556.6)
Losses on debt extinguishment, net	(20.1)	—	(1.4)
Share of results of affiliates, net	(3,186.9)	(205.6)	(2,018.4)
Gain on sale of All3Media	—	242.9	—
Gain associated with the Formula E Acquisition	—	190.7	—
Gain associated with the Telenet Wyre Transaction	—	—	377.8
Other income, net	96.0	201.8	212.8
Earnings (loss) from continuing operations before income taxes	$(7,172.5)	$1,838.3	$(3,446.0)
_____________

(a)Amounts include development costs related to our internally-developed software subsequent to our decision in May 2023 to externally market such software.

(b)Amounts relate to (i) the Adjusted EBITDA impact related to the Tech Framework and (ii) for 2024 and 2023, transactions between our continuing and discontinued operations.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

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

	Year ended December 31,
	2025	2024	2023
	in millions

Telenet	$1,105.8	$876.6	$746.6
VM Ireland	216.3	173.4	176.7
VMO2 JV (nonconsolidated)	2,622.0	2,661.3	2,478.9
VodafoneZiggo JV (nonconsolidated)	987.5	928.9	989.8
Total reportable segment property and equipment additions	4,931.6	4,640.2	4,392.0
Plus: all other category (a)	81.9	49.7	129.1
Less: nonconsolidated JV property and equipment additions	(3,609.5)	(3,590.2)	(3,468.7)
Less: elimination of intercompany consolidated property and equipment additions (b)	(41.2)	(37.8)	(38.0)
Total consolidated property and equipment additions	1,362.8	1,061.9	1,014.4
Assets acquired under capital-related vendor financing arrangements	(85.5)	(76.8)	(96.3)
Assets acquired under finance leases	(1.1)	(7.4)	(20.9)
Changes in current liabilities related to capital expenditures	66.9	(69.2)	24.7
Total capital expenditures, net	$1,343.1	$908.5	$921.9
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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

Revenue by Major Category

Our revenue by major category is set forth below:

	Year ended December 31,
	2025	2024	2023
	in millions
Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$949.6	$890.6	$872.0
Video	600.4	598.2	616.2
Fixed-line telephony	185.9	196.0	217.0
Total subscription revenue	1,735.9	1,684.8	1,705.2
Non-subscription revenue	27.6	21.6	21.3
Total residential fixed revenue	1,763.5	1,706.4	1,726.5
Residential mobile revenue (c):
Subscription revenue (b)	500.3	487.1	487.1
Non-subscription revenue	169.1	169.3	187.8
Total residential mobile revenue	669.4	656.4	674.9
Total residential revenue	2,432.9	2,362.8	2,401.4
B2B revenue (d):
Subscription revenue	447.0	431.5	417.8
Non-subscription revenue	452.1	411.3	440.8
Total B2B revenue	899.1	842.8	858.6
Other revenue (e)	1,546.5	1,136.3	855.8
Total	$4,878.5	$4,341.9	$4,115.8
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

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

(e)    Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the Sunrise Services and the NL JV Services, (ii) broadcasting revenue at Telenet and VM Ireland, (iii) revenue at Formula E and (iv) revenue earned from the sales of CPE to the VMO2 JV and the VodafoneZiggo JV.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Year ended December 31,
	2025	2024	2023
	in millions

Belgium	$3,018.2	$2,921.1	$2,948.2
Ireland	494.8	491.4	506.1
Slovakia	53.5	51.1	51.8
Other, including elimination of intercompany consolidated revenue (a)	1,312.0	878.3	609.7
Total	$4,878.5	$4,341.9	$4,115.8

VMO2 JV (U.K.)	$13,335.2	$13,649.7	$13,574.1
VodafoneZiggo JV (Netherlands)	$4,518.5	$4,450.5	$4,450.5
_______________

(a)    Revenue from our other geographic segments primarily relates to (i) the activities within our Liberty Services strategic platform and our corporate activities, as described above, most of which are located in the Netherlands and the U.K., and (ii) certain other operations at Telenet, primarily in the U.S. and Luxembourg.

The long-lived assets, which we define as property and equipment, net, and ROU assets, of our geographic segments are set forth below:

	December 31,
	2025	2024
	in millions

Belgium	$4,907.2	$4,022.3
Ireland	887.7	696.2
Slovakia (a)	—	51.2
Other (b)	327.1	322.6
Consolidated intercompany eliminations	(78.1)	(55.8)
Total	$6,043.9	$5,036.5

VMO2 JV (U.K.)	$13,107.7	$12,061.1
VodafoneZiggo JV (Netherlands)	$5,803.5	$5,156.0
_______________

(a)    As of December 31, 2025, the long-lived assets associated with UPC Slovakia are classified as held for sale and included in other current assets, net, on our consolidated balance sheet. For additional information regarding the pending sale of UPC Slovakia, see note 6.

(b)    Primarily relates to (i) certain long-lived assets associated with our corporate activities located in the Netherlands, the U.K. and the U.S. and (ii) certain other operations at Telenet, primarily in Luxembourg.

LIBERTY GLOBAL LTD.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2025, 2024 and 2023

(20) Subsequent Event

On February 18, 2026, we entered into a Sale and Purchase Agreement with Vodafone to acquire its 50% interest in the VodafoneZiggo JV for consideration of (i) €1.0 billion ($1.2 billion) in cash and (ii) a 10% equity interest in a new Benelux holding company, which will hold Liberty Global’s interests in VodafoneZiggo and Telenet (excluding the assets associated with the Wyre infrastructure business). This transaction is expected to close in the second half of 2026, subject to regulatory approvals.

PART III
The capitalized terms used in Part III of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.
Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Shareholders, which we intend to hold during the second quarter of 2026.

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

Our independent registered public accounting firm is KPMG LLP, Denver, CO Auditor Firm ID: 185
We intend to file our definitive proxy statement for our 2026 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 29, 2026.

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

III-1

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 with respect to our common shares that are authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders:
Liberty Global 2023 Incentive Plan (3):			62,996,261
Liberty Global Class A common shares	5,864,322	$9.68
Liberty Global Class C common shares	9,278,229	$10.31
Liberty Global 2014 Incentive Plan (4):
Liberty Global Class A common shares	33,835,853	$14.76
Liberty Global Class C common shares	77,659,332	$14.63
Liberty Global 2014 Nonemployee Director Incentive Plan (4):
Liberty Global Class A common shares	796,901	$15.24
Liberty Global Class C common shares	4,084,414	$13.70
Equity compensation plans not approved by security holders:
None	—		—
Totals:
Total common shares available for issuance			62,996,261
Liberty Global Class A common shares	40,497,076
Liberty Global Class C common shares	91,021,975
 _______________

(1)This table includes (i) SARs and PSARs with respect to 34,225,710 and 5,109,591 Liberty Global Class A common shares, respectively, and 75,531,037 and 9,947,722 Liberty Global Class C common shares, respectively. Upon exercise, the appreciation of a SAR, which is the difference between the base price of the SAR and the then-market value of the respective underlying class of common shares or in certain cases, if lower, a specified price, may be paid in shares of the applicable class of common shares. Based upon the respective market prices of Liberty Global Class A and Class C common shares at December 31, 2025 and excluding any related tax effects, 1,486,174 and 1,922,807 Liberty Global Class A and Liberty Global Class C common shares, respectively, would have been issued if all outstanding and in-the-money SARs had been exercised on December 31, 2025. For further information, see note 15 to our consolidated financial statements.

(2)In addition to the option, SAR and PSAR information included in this table, there are outstanding RSU and PSU awards under the various incentive plans with respect to an aggregate of 7,976,721 and 10,840,139, Liberty Global Class A and Liberty Global Class C common shares, respectively.

(3)The Liberty Global 2023 Incentive Plan permits grants of, or with respect to, Liberty Global Class A, Class B, or Class C common shares subject to a single aggregate limit of 72,448,191 shares (as adjusted for the Spin-off), subject to anti-dilution adjustments. As of December 31, 2025, an aggregate of 62,996,261 common shares were available for issuance pursuant to the incentive plan. For further information, see note 15 to our consolidated financial statements.

III-2

(4)On June 14, 2023, our shareholders approved the Liberty Global 2023 Incentive Plan and, accordingly, no further awards will be granted under the Liberty Global 2014 Incentive Plan or the Liberty Global 2014 Nonemployee Director Incentive Plan.

III-3

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENTS

The financial statements required under this Item begin on page II-39 of this Annual Report on Form 10-K.

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

3 -- Articles of Incorporation and Bylaws:
3.1	Bye-Laws of Liberty Global Ltd., adopted on November 23, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 24, 2023 (File No. 001-35961)).
3.2	Memorandum of Association of Liberty Global Ltd., dated July 27, 2022*
3.3	Certificate of Deposit of Memorandum of Increase of Share Capital of Liberty Global Ltd., dated as of December 12, 2023*
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

4.6
Additional Facility AQ Accession Agreement dated January 24, 2020 and entered into between, among others, Telenet International Finance S.à r.l. as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.2 to the January 30, 2020 8-K).

4.7
Supplemental Agreement dated June 30, 2025, between, among others, Telenet BV as company and The Bank of Nova Scotia as facility agent and attached as a schedule thereto, a copy of the Amended and Restated Credit Agreement dated June 30, 2025, between, among others, Telenet BV as original borrower and The Bank of Nova Scotia as facility agent and KBC Bank NV as security agent (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed August 1, 2025 (File No. 001-35961)).

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

10.19+
Form of Non-Qualified Share Option Agreement under the Liberty Global 2023 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed August 1, 2025 (File No. 001-35961)).

10.20+
Form of Non-Executive Director Restricted Share Units Agreement under the Liberty Global 2023 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed August 1, 2025 (File No. 001-35961)).

10.21+
Form of Performance Share Units Agreement under the Liberty Global 2023 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 25, 2024 (File No. 001-35961)).

10.22+
Form of 2025 Restricted Share Units Agreement under the Liberty Global 2023 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 2, 2025 (File No. 001-35961)).

10.23+
Form of 2025 Restricted Share Units Agreement (SHIP) under the Liberty Global 2023 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 2, 2025 (File No. 001-35961)).

10.24+
Form of 2025 Performance Share Units Agreement under the Liberty Global 2023 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 2, 2025 (File No. 001-35961)).

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

10.25+
Second Amended and Restated Employment Agreement dated as of April 7, 2025, by and among Liberty Global Holdings Ltd., Liberty Global, Inc. and Michael T. Fries (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed May 2, 2025 (File No. 001-35961)).

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

10.28
Amended and Restated Shareholders' Agreement, dated August 1, 2025, by and among Liberty Global Holdings Limited, Liberty Global Europe 2 Limited, Liberty Global Holdco Limited, Telefonica, S.A. and Telefonica O2 Holdings Limited (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed October 30, 2025 (File No. 001-35961)).

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

LIBERTY GLOBAL LTD.

Dated:	February 18, 2026	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL T. FRIES	Chief Executive Officer and Chairman of the Board	February 18, 2026
Michael T. Fries

/s/ ANDREW J. COLE	Director	February 18, 2026
Andrew J. Cole

/s/ MIRANDA CURTIS	Director	February 18, 2026
Miranda Curtis

/s/ MARISA D. DREW	Director	February 18, 2026
Marisa D. Drew

/s/ PAUL A. GOULD	Director	February 18, 2026
Paul A. Gould

/s/ RICHARD R. GREEN	Director	February 18, 2026
Richard R. Green

/s/ LARRY ROMRELL	Director	February 18, 2026
Larry Romrell

/s/ DANIEL E. SANCHEZ	Director	February 18, 2026
Daniel E. Sanchez

/s/ J. DAVID WARGO	Director	February 18, 2026
J. David Wargo

/s/ ANTHONY G. WERNER	Director	February 18, 2026
Anthony G. Werner

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Chief Financial Officer	February 18, 2026
Charles H.R. Bracken

/s/ JASON WALDRON	Senior Vice President and Chief Accounting Officer	February 18, 2026
Jason Waldron

LIBERTY GLOBAL LTD.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts — Trade receivables
	Balance at beginning of period	Additions to costs and expenses	Disposition	Deductions or write-offs	Foreign currency translation adjustments	Balance at end of period
	in millions

Year ended December 31:
2023	$19.1	8.2	—	(6.2)	0.5	$21.6
2024	$21.6	6.6	—	(6.3)	(1.4)	$20.5
2025	$20.5	16.1	(0.2)	(8.4)	3.3	$31.3

	Allowance for doubtful accounts — Loans to affiliates
	Balance at beginning of period	Adjustments to costs and expenses	Foreign currency translation adjustments	Balance at end of period
	in millions

Year ended December 31:
2023	$30.2	(1.7)	1.0	$29.5
2024	$29.5	(7.8)	(1.4)	$20.3
2025	$20.3	(4.3)	2.6	$18.6