Form 10-K/A
period 2025-12-31
Liberty Global Ltd.
filed 2026-03-26
CIK 1570585

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

EXPLANATORY NOTE

On February 18, 2026, Liberty Global Ltd. (the Registrant) filed with the Securities and Exchange Commission its Annual Report on Form 10-K (the Form 10-K) for the year ended December 31, 2025. The Registrant’s independent registered public accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

The Registrant is filing this Amendment No. 1 on Form 10-K/A (the Form 10-K/A) to include under Item 15 the consolidated financial statements of its equity investee VMED O2 UK Limited, as required by Rule 3-09 of Regulation S-X. Accordingly, the Registrant hereby amends and replaces in its entirety Item 15 of its Form 10-K.

Except as described above, this Form 10-K/A does not update or modify in any way the disclosures provided in the Registrant's Form 10-K, and does not purport to reflect any information or events subsequent to the February 18, 2026 filing thereof.

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
_______________

*    Filed with the Registrant’s Form 10-K dated February 18, 2026
**     Filed herewith
***     Furnished herewith
+    This document has been identified as a management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GLOBAL LTD.

Dated:	March 26, 2026	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL T. FRIES	Chief Executive Officer and Chairman of the Board	March 26, 2026
Michael T. Fries

/s/ ANDREW J. COLE	Director	March 26, 2026
Andrew J. Cole

/s/ MIRANDA CURTIS	Director	March 26, 2026
Miranda Curtis

/s/ MARISA D. DREW	Director	March 26, 2026
Marisa D. Drew

/s/ PAUL A. GOULD	Director	March 26, 2026
Paul A. Gould

/s/ RICHARD R. GREEN	Director	March 26, 2026
Richard R. Green

/s/ LARRY ROMRELL	Director	March 26, 2026
Larry Romrell

/s/ DANIEL E. SANCHEZ	Director	March 26, 2026
Daniel E. Sanchez

/s/ J. DAVID WARGO	Director	March 26, 2026
J. David Wargo

/s/ ANTHONY G. WERNER	Director	March 26, 2026
Anthony G. Werner

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Chief Financial Officer	March 26, 2026
Charles H.R. Bracken

/s/ JASON WALDRON	Senior Vice President and Chief Accounting Officer	March 26, 2026
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

Independent Auditors’ Report

The Board of Directors
VMED O2 UK Limited:

Report on the Audit of the Consolidated Financial Statements

Opinion
We have audited the consolidated financial statements of VMED O2 UK Limited (and its subsidiaries) (the Company), which comprise the consolidated balance sheets as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, owners’ equity, and cash flows for each of the three years ended December 31, 2025, and the related notes to the consolidated financial statements.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.

Basis for Opinion
We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor's Responsibilities for the Audit of the Consolidated Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

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

Auditor's Responsibilities for the Audit of the Consolidated Financial Statements
Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor's report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.

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

/s/ KPMG LLP
London, U.K.
March 26, 2026

VMED O2 UK LIMITED
CONSOLIDATED BALANCE SHEETS

	31 December
	2025	2024
	in millions

ASSETS
Current assets:
Cash and cash equivalents	£554.1	£1,110.3
Trade receivables, net (notes 3 and 15)	919.8	862.8
Related-party receivables (note 15)	184.2	193.9
Derivative instruments (notes 6 and 7)	231.4	463.6
Prepaid expenses (note 15)	405.2	324.2
Other current assets (notes 4 and 15)	1,083.1	1,361.9
Total current assets	3,377.8	4,316.7
Property, plant and equipment, net (notes 8 and 11)	9,071.5	8,919.0
Goodwill (note 8)	12,561.3	15,396.8
Intangible assets subject to amortisation, net (note 8)	5,259.8	5,761.8
Other assets, net (notes 4, 6, 9, 11, 12, 15 and 16)	2,497.1	2,870.2
Total assets	£32,767.5	£37,264.5

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable (note 15)	£1,022.1	£1,135.8
Contract liabilities (note 4)	341.1	394.8
Current portion of debt and finance lease obligations (notes 10, 11 and 15)	3,904.6	3,805.7
Other accrued and current liabilities (notes 4, 6, 11 and 15)	2,305.7	2,619.6
Total current liabilities	7,573.5	7,955.9
Long-term debt and finance lease obligations (notes 10, 11 and 15)	17,704.5	17,645.8
Other long-term liabilities (notes 4, 6, 11, 12, 15 and 16)	1,552.9	1,231.9
Total liabilities	26,830.9	26,833.6
Commitments and contingencies (notes 6, 10, 11, 12, 16 and 19)
Owners’ equity:
Additional paid-in capital	9,414.0	9,453.0
Accumulated (deficit) earnings	(3,104.9)	1,268.2
Accumulated other comprehensive loss	(315.8)	(290.3)
Total owner's equity	5,993.3	10,430.9
Non-controlling interests (NCI) (note 18)	(56.7)	—
Total combined equity	5,936.6	10,430.9
Total liabilities and equity	£32,767.5	£37,264.5

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended 31 December
	2025	2024	2023
	in millions

Revenue (notes 4, 15 and 20)	£10,113.1	£10,680.5	£10,912.7
Operating costs and expenses (exclusive of depreciation and amortisation, shown separately below):
Programming and other direct costs of services (note 15)	3,151.2	3,686.0	3,734.6
Other operating (notes 11 and 15)	1,628.9	1,628.3	1,654.6
Selling, general and administrative (SG&A) (notes 11, 14 and 15)	1,873.3	1,883.2	1,905.6
Depreciation and amortisation (note 8)	2,813.1	2,591.3	2,969.3
Impairment, restructuring and other operating items, net (note 8)	3,893.1	79.6	2,477.2
	13,359.6	9,868.4	12,741.3
Operating (loss) income	(3,246.5)	812.1	(1,828.6)
Non-operating expense:
Interest expense	(1,218.4)	(1,279.1)	(1,210.0)
Interest income	39.3	42.8	48.0
Realised and unrealised (losses) gains on derivative instruments, net (note 6)	(732.6)	392.3	(804.0)
Foreign currency transaction gains (losses), net	514.7	(29.0)	589.2
(Losses) gains on debt extinguishment, net	(2.8)	2.2	9.7
Share of results of affiliates, net (note 9)	19.1	28.6	72.8
Other income, net	17.3	7.5	22.9
Gains due to changes in ownership (note 9)	—	48.5	102.2
	(1,363.4)	(786.2)	(1,169.2)
(Loss) earnings before income taxes	(4,609.9)	25.9	(2,997.8)
Income tax benefit (expense) (note 12)	150.3	(24.6)	233.4
Net (loss) earnings	(4,459.6)	1.3	(2,764.4)
Net loss attributable to NCI (note 18)	86.5	—	—
Net (loss) earnings attributable to owners	£(4,373.1)	£1.3	£(2,764.4)

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended 31 December
	2025	2024	2023
	in millions

Net (loss) earnings	£(4,459.6)	£1.3	£(2,764.4)
Other comprehensive loss, net of taxes (note 17):
Defined benefit-related adjustments (note 16)	(3.9)	(88.1)	(61.1)
Foreign currency translation adjustments	(21.6)	6.5	(16.4)
Other comprehensive loss	(25.5)	(81.6)	(77.5)
Comprehensive loss	(4,485.1)	(80.3)	(2,841.9)
Comprehensive loss attributable to NCI (note 18)	86.5	—	—
Comprehensive loss attributable to owners	£(4,398.6)	£(80.3)	£(2,841.9)

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY

	Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive loss, net of taxes	Total owners’ equity	NCI	Total combined equity
	in millions

Balance at 1 January 2025	£9,453.0	£1,268.2	£(290.3)	£10,430.9	£—	£10,430.9
Net loss	—	(4,373.1)	—	(4,373.1)	(86.5)	(4,459.6)
Other comprehensive loss, net of taxes (notes 16 and 17)	—	—	(25.5)	(25.5)	—	(25.5)
Dividends paid (note 13)	(378.0)	—	—	(378.0)	(28.6)	(406.6)
Share-based compensation (note 14)	0.1	—	—	0.1	—	0.1
Initial recognition of NCI in O2 Daisy (note 18) (a)	—	—	—	—	58.4	58.4
Excess consideration on O2 Daisy (b)	338.9	—	—	338.9	—	338.9
Balance at 31 December 2025	£9,414.0	£(3,104.9)	£(315.8)	£5,993.3	£(56.7)	£5,936.6
_______________
(a)NCI resulting from the O2 Daisy Transaction, as defined and described in note 5. See note 18 for further details.
(b)Excess consideration over net book value for the year ended 31 December 2025 resulting from the O2 Daisy Transaction, being 30% of the difference between the fair value of the Virgin Media Business Limited (VMBL) net assets contributed as the consideration transferred. See note 5 for more information.

	Additional paid-in capital	Accumulated (deficit) earnings	Accumulated other comprehensive loss, net of taxes	Total owners’ equity
	in millions

Balance at 1 January 2024	£16,917.4	£(5,349.6)	£(208.7)	£11,359.1
Net earnings	—	1.3	—	1.3
Other comprehensive loss, net of taxes (notes 16 and 17)	—	—	(81.6)	(81.6)
Share-based compensation (note 14)	2.1	—	—	2.1
Dividends paid (note 13)	(850.0)	—	—	(850.0)
Capital reduction (note 13) (a)	(6,616.5)	6,616.5	—	—
Balance at 31 December 2024	£9,453.0	£1,268.2	£(290.3)	£10,430.9
_______________
(a)On 24 May 2024, VMED O2 implemented a capital reduction to reduce the share premium reserve to nil and increase the accumulated (deficit) earnings by £6,616.5 million The capital reduction was effective from 28 May 2024.

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY — (Continued)

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

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended 31 December
	2025	2024	2023
	in millions

Cash flows from operating activities:
Net (loss) earnings	£(4,459.6)	£1.3	£(2,764.4)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Share-based compensation expense	76.4	40.8	24.9
Depreciation and amortisation	2,813.1	2,591.3	2,969.3
Impairment, restructuring and other operating items, net	3,893.1	79.6	2,477.2
Amortisation of deferred financing costs and non-cash interest	5.3	0.6	(4.0)
Realised and unrealised losses (gains) on derivative instruments, net	732.6	(392.3)	804.0
Foreign currency transaction (gains) losses, net	(514.7)	29.0	(589.2)
Losses (gains) on debt extinguishment, net	2.8	(2.2)	(9.7)
Gains due to changes in ownership	—	(48.5)	(102.2)
Share of results of affiliates, net	(19.1)	(28.6)	(72.8)
Deferred tax (benefit) expense	(168.0)	7.3	(232.9)
Changes in operating assets and liabilities	(62.2)	274.6	(153.8)
Net cash provided by operating activities	2,299.7	2,552.9	2,346.4

Cash flows from investing activities:
Capital expenditures, net	(927.1)	(854.5)	(923.2)
Cash received in connection with the O2 Daisy Transaction	5.9	—	—
Dividends received from affiliates	76.8	40.1	30.0
Other investing activities, net	28.6	(7.0)	(13.8)
Net cash used by investing activities	£(815.8)	£(821.4)	£(907.0)

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended 31 December
	2025	2024	2023
	in millions

Cash flows from financing activities:
Repayments and repurchases of debt and finance lease obligations:
Principal payments on operating-related vendor financing	£(3,370.4)	£(3,869.3)	£(2,395.3)
Principal payments on debt (excluding vendor financing)	(4,006.1)	(2,216.0)	(1,996.2)
Principal payments on capital-related vendor financing	(1,175.0)	(1,367.4)	(1,353.6)
Principal payments on finance leases	(2.2)	(0.1)	(12.6)
Borrowings of debt	3,677.5	2,642.9	3,318.5
Operating-related vendor financing additions	3,364.2	3,951.4	3,046.9
Dividends paid	(378.0)	(850.0)	(2,000.0)
Net cash (paid) received related to derivative instruments	(100.5)	4.1	(9.1)
Payment of financing costs and debt premiums	(45.1)	(11.8)	(15.3)
Borrowings of related-party debt	—	190.8	—
Cash received from sale of investments	—	176.0	359.5
Repayments of related-party debt	—	(133.2)	—
Other financing activities, net	(7.9)	(0.4)	(0.8)
Net cash used by financing activities	(2,043.5)	(1,483.0)	(1,058.0)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	5.6	(1.8)	(7.8)
Net (decrease) increase in cash and cash equivalents and restricted cash	(554.0)	246.7	373.6
Cash and cash equivalents and restricted cash:
Beginning of year	1,140.0	893.3	519.7
End of year	£586.0	£1,140.0	£893.3

Cash paid for interest	£1,213.2	£1,376.1	£1,181.1
Net cash paid for income taxes	£10.7	£9.7	£2.1

Details of end of year cash and cash equivalents and restricted cash:
Cash and cash equivalents	£554.1	£1,110.3	£849.9
Restricted cash included in other current assets and other assets, net	31.9	29.7	43.4
Total cash and cash equivalents and restricted cash	£586.0	£1,140.0	£893.3

The accompanying notes are an integral part of these consolidated financial statements.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements
31 December 2025, 2024 and 2023

(1)    Basis of Presentation

VMED O2 UK Limited (VMED O2) is an integrated communications provider of mobile, broadband internet, video and fixed-line telephony services to residential customers and businesses in the United Kingdom (U.K.). In these notes, the terms “we,” “our,” “our Company,” “the Group” and “us” may refer, as the context requires, to VMED O2 or collectively to VMED O2 and its subsidiaries. As of 31 December 2025, the primary subsidiaries of VMED O2 include (i) Virgin Media Inc. and its subsidiaries (collectively, Virgin Media) and (ii) O2 Holdings Limited and its subsidiaries (collectively, O2).

VMED O2 is a 50:50 joint venture (the Joint Venture) that was formed on 1 June 2021 between Liberty Global Ltd. (Liberty Global) and Telefónica, SA (through Telefonica O2 Holdings Limited) (Telefónica) (the Shareholders) (the JV Transaction). Prior to the completion of the JV Transaction, (i) Virgin Media was a wholly-owned subsidiary of Liberty Global that provided fixed and mobile communications services in the U.K. and (ii) O2 was a wholly-owned subsidiary of Telefónica that provided mobile communications services in the U.K.

On 12 May 2025, VMED O2 entered into a contribution agreement with Jet Holdco Limited (formerly Daisy Topco Limited) and Jet Comms Pikco Limited (formerly Daisy Pikco Limited) (Daisy Pikco) to contribute certain Daisy Group companies (Daisy Group) and certain VMED O2 companies including Virgin Media Business Limited (VMBL) to create a new joint B2B telecommunications business (O2 Daisy) combining the assets, liabilities and customer bases of both businesses. On 1 August 2025, following the receipt of all required regulatory and competition approvals, the O2 Daisy Transaction, as defined in note 5, was completed and O2 Daisy commenced operations as a unified B2B service provider. VMED O2 concluded, by virtue of its majority shareholding, that it obtained control of O2 Daisy at the acquisition date under Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805), and therefore fully consolidates the entity. See note 5 for disclosures relating to the O2 Daisy Transaction.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Unless otherwise indicated, convenience translations into pound sterling are calculated as of 31 December 2025.

These consolidated financial statements reflect our consideration of the accounting and disclosure implications of subsequent events through 26 March 2026, the date of issuance.

(2)    Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

ASU 2023-09

In December 2023, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency of income tax matters within financial statements, providing stakeholders with a clearer understanding of tax positions and their associated risks and uncertainties. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. We adopted ASU 2023-09 on 1 January 2025 on a retrospective basis and the information presented in note 12 reflects the enhanced disclosures.

ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07), which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures regarding significant segment expenses. ASU 2023-07 requires public companies to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 also requires a public entity to disclose, on an annual and interim basis for each reportable segment, an amount for other segment items and a description of its composition. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and is required to be applied on a retrospective basis. We adopted ASU 2023-07 on January 1, 2024, and the information presented in note 20 reflects the enhanced disclosures.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023

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

Recent Accounting Pronouncements

ASU 2025-06

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (ASU 2025-06), which revises the guidance for capitalizing costs related to internal-use software. The amendments replace the prior stage-based model with a principles-based approach, removing all references to project stages and instead focusing on the two remaining criteria for capitalization, being (i) management has authorized and committed to the funding for the software project and (ii) it is probable a project will be completed and used as intended. Until both of these criteria are met, all software development costs should be expensed as incurred. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027 with early adoption permitted. Entities may apply the amendments prospectively, retrospectively or using a modified retrospective approach. We are currently evaluating the impact of ASU 2025-06 on our consolidated financial statements, but we do not expect the impact to be significant.

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

ASU 2024-03

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (ASU 2024-03), which requires disclosure of certain categories of expenses such as the purchase of inventory, employee compensation, depreciation and intangible asset amortisation that are components of existing expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied prospectively, however, retrospective application is permitted. We are currently evaluating the impact of ASU 2024-03 on our disclosures.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
(3)    Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for doubtful accounts, certain components of revenue, deferred taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalisation of internal costs associated with construction and installation activities, useful lives of long-lived assets, share-based compensation and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We also consolidate entities in which we have a controlling financial interest based on either the VIE or voting interest model. We are required to first apply the VIE model to determine whether we hold a variable interest in an entity, and if so, whether the entity is a VIE. If we determine we do hold a variable interest in a VIE, we then apply the voting interest model. Under the voting interest model, we consolidate an entity when we hold a majority voting interest in an entity. We account for investments in which we have significant influence, but not a controlling financial interest, using the equity method of accounting.

An entity is considered to be a VIE if any of the following conditions exist: (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) the holders of the equity investment at risk, as a group, lack either the direct or indirect ability through voting rights or similar rights to make decisions that have a significant effect on the success of the entity or the obligation to absorb the entity’s expected losses or right to receive the entity’s expected residual returns or (iii) the voting rights of some equity investors are disproportionate to their obligation to absorb losses of the entity, their rights to receive returns from an entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately few voting rights.

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

Business Combinations

Business combinations are accounted for in accordance with ASC 805 using the acquisition method. Identifiable assets acquired and liabilities assumed are recognised at their acquisition-date fair values. Goodwill is recognised as the excess of the consideration transferred (including any non-controlling interest and previously held interest) over the net identifiable assets acquired and is tested annually for impairment. Acquisition-related costs are expensed as incurred.

On 1 August 2025, VMED O2 acquired 70% of O2 Daisy. VMED O2 concluded, by virtue of its majority shareholding, that it obtained control of O2 Daisy at the acquisition date under ASC 805 and therefore fully consolidates the entity. VMED O2 recognised the Daisy Group Net Liabilities, as defined in note 5, contributed by Daisy Pikco as part of this transaction. The Daisy Group Net Liabilities were assessed to constitute a business and the transaction is accordingly accounted for as a business combination. There was no change in control over the assets and liabilities contributed by VMBL. See note 5 for further details regarding the O2 Daisy Transaction.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
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

Restricted cash consists of cash and cash equivalents that are not available for general use by the Company due to legal, contractual or other externally imposed restrictions. Restricted cash amounts that are required to be used to purchase long-term assets or repay long-term debt are classified as long-term assets. All other cash that is restricted to a specific use is classified as current or long-term based on the expected timing of the disbursement.

Our significant non-cash investing and financing activities are disclosed in our consolidated statements of owners' equity and in notes 8, 11 and 15.

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

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated £226.1 million and £95.1 million at 31 December 2025 and 2024, respectively. The allowance for doubtful accounts is based upon our current estimate of lifetime expected credit losses related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of residential and business customers. We also manage this risk by reducing or disconnecting services to customers whose accounts are delinquent.

Investments

We make elections, on an investment-by-investment basis, as to whether we measure our investments at fair value. Such elections are generally irrevocable. With the exception of those investments over which we exercise significant influence, we would generally elect the fair value method. For those investments over which we exercise significant influence, we generally elect the equity method. All VMED O2 investments held at 31 December 2025 and 2024 are investments that we exercise significant influence over and as such, have been accounted for under the equity method.

Under the equity method, investments are originally recorded at cost and are subsequently adjusted to recognise our share of net earnings or losses of the affiliates as they occur. All costs directly associated with the acquisition of an investment to be accounted for under the equity method are included in the carrying amount of the investment. Upon disposition, a gain or loss is recognised for the difference between the selling price and the carrying amount of the equity method investment. For additional information regarding our equity method investments, see note 9.

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

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023

We evaluate our equity method investments for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the fair value of our investment is determined to be less than the carrying amount and the decline in value is considered to be other-than-temporary, the investment is written down to its fair value. The corresponding charge is reported in share of results of affiliates, net, in our consolidated statements of operations.

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
31 December 2025, 2024 and 2023

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

As of 31 December 2025 and 2024, the recorded value of our asset retirement obligations was £69.1 million and £46.6 million, respectively.

Intangible Assets

Our primary intangible assets relate to goodwill, customer relationships, brands, mobile spectrum licenses and software licenses. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Intangible assets with finite lives, including customer relationships and brands, arising from the Joint Venture formation, the O2 Daisy Transaction and other acquisitions are initially recorded at their fair value in connection with business combinations.

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

We evaluate goodwill for impairment at least annually and whenever facts and circumstances indicate that a reporting unit’s carrying amount may not be recoverable. If it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we perform a quantitative assessment whereby we compare the fair value of the reporting unit to its respective carrying amount. Any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. A reporting unit is an operating segment or one level below an operating segment.

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
31 December 2025, 2024 and 2023
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

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognise deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities, and for operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which the related deferred tax assets and liabilities are expected to be realized or settled. We recognise the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. Recognised tax positions are measured as the largest amount of tax benefit that is greater than 50% likely of being realised upon settlement. Deferred tax assets are reduced by a valuation allowance to the amount that is more-likely-than-not to be realised. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in earnings or loss in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognised if the indefinite reinvestment criterion is met. In order to be considered indefinitely reinvested, sufficient evidence must indicate that the foreign subsidiary has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free manner. Under United States (U.S.) tax law, global intangible low-taxed income (GILTI) requires U.S. shareholders to include certain income earned by their controlled foreign corporations in current taxable income. Effective for tax years beginning on or after January 1, 2026, the One Big Beautiful Bill Act (OBBBA) replaces the GILTI regime with net controlled foreign corporation tested income (NCTI). The Company accounts for the tax effect of GILTI, and NCTI in future periods, as a current-period expense when incurred. Interest and penalties related to income taxes are included in income tax benefit or expense in our consolidated statements of operations. We account for residual income tax effects in accumulated other comprehensive income using the portfolio method and release those residual amounts only when the entire portfolio of related assets or liabilities is liquidated.

For additional information regarding our income taxes, see note 12.

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
31 December 2025, 2024 and 2023
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
31 December 2025, 2024 and 2023
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

For additional information regarding our share-based compensation, see note 14.

(4)    Revenue Recognition and Related Costs

Contract Balances

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were £598.8 million and £759.0 million as of 31 December 2025 and 2024, respectively. The current and long-term portions of our contract assets are included within other current assets and other assets, net, respectively, on our consolidated balance sheets.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
We record a contract liability when we receive payment prior to transferring goods or services to a customer, primarily for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our contract liabilities were £440.8 million and £490.0 million as of 31 December 2025 and 2024, respectively. During 2025, 2024 and 2023, we recognised revenue of £496.9 million, £485.3 million and £518.4 million, respectively, that was included in our contract liability balance at 31 December 2025, 2024 and 2023, respectively. The current and long-term portions of our contract liabilities are included within other accrued and current liabilities and other long-term liabilities, respectively, on our consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfil our contracts were £127.9 million and £139.4 million at 31 December 2025 and 2024, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our consolidated balance sheets. We amortised £161.5 million, £179.1 million and £156.1 million during 2025, 2024 and 2023, respectively, to operating costs and expenses related to these assets.

Unsatisfied Performance Obligations

Revenue from customers who are subject to contracts is generally recognised over the term of such contracts, which is typically one to two years for our mobile and fixed service contracts, one year for our B2B service contracts and one to three years for other contracts.

The total future revenue from the remaining terms of our contracts with customers for performance obligations not yet delivered to those customers was estimated to be £7,654.3 million, £7,462.8 million and £6,942.3 million at 31 December 2025, 2024 and 2023, respectively.

(5)    Acquisition of Subsidiaries

O2 Daisy Acquisition

On 12 May 2025, VMED O2 entered into a contribution agreement with Jet Holdco Limited (formerly Daisy Topco Limited) and Daisy Pikco to contribute the Daisy Group and certain VMED O2 companies including VMBL to create a new joint B2B telecommunications entity, O2 Daisy, combining the assets, liabilities and customer bases of both businesses. On the Acquisition Date, following the receipt of all required regulatory and competition approvals, the O2 Daisy Transaction was completed and O2 Daisy commenced operations as a unified B2B service provider. VMED O2 holds a 70% controlling interest in O2 Daisy, while Daisy Pikco retains the remaining 30% NCI.

The acquisition of O2 Daisy (the O2 Daisy Transaction), as described below, is a business combination that was effected on 1 August 2025 (the Acquisition Date). Relevant information to evaluate the nature and the financial effect of the business combination are described below. The accounting for this business combination, as well as the quantitive information disclosed below has now been completed, subject to the one year window from the Acquisition Date for measurement period adjustments as permitted by ASC 805.

Background

Until the Acquisition Date, VMED O2 operated its own B2B connectivity and digital services division, offering telecom and managed service solutions to enterprise, public sector, and Small Medium Enterprise (SME) customers across the UK. Concurrently, Daisy Group operated as an independent provider of cloud, cybersecurity, connectivity, and voice services, focused on serving a similar B2B market segment with a flexible and agile service model.

Both VMED O2 and Daisy Group recognised the accelerating demand for best-in-class, digital-first, connectivity solutions and managed service solutions, particularly in light of digital transformation, new ways of working and cyber resilience requirements across SoHo, SMEs, Large Enterprises and Public Sector organisations.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
The combined entity brings together the large customer base and scaled fixed and mobile networks of VMED O2 with the agile platforms and deep B2B expertise of Daisy Group to provide advanced solutions in connectivity, security, and digital workplace transformation with the intention to become a B2B powerhouse, redefining digital-first, cloud-enabled B2B connectivity and managed services in the UK.

Treatment and Significant Judgements

VMED O2 concluded, by virtue of its majority shareholding, that it controls O2 Daisy at the Acquisition Date in accordance with ASC 805. As a result, VMED O2 fully consolidates O2 Daisy and acquired the assets and liabilities contributed by Daisy Pikco into O2 Daisy (Daisy Group Net Liabilities) on the Acquisition Date. No change in control occurred in VMED O2 over the assets and liabilities contributed by VMBL to O2 Daisy (VMBL Net Liabilities).

The Group concluded that the Daisy Group Net Liabilities represent a business and, therefore, the transaction qualifies as a business combination.

Acquisition-related costs

VMED O2 incurred £26.5 million in direct acquisition-related costs for the O2 Daisy transaction (£18.0 million and £8.5 million during the years ended 31 December 2025 and 2024, respectively). These legal, professional, consultancy, and due diligence fees were expensed under "Other expenses" in the consolidated statements of operations.

Consideration transferred

The consideration transferred by VMED O2 to acquire 70% of the Daisy’s Net Liabilities contributed to O2 Daisy is in the form of equity consideration of VMBL’s Net Assets contributed to O2 Daisy with a 30% dilution effect, which amounts to £397.8 million. No cash or other forms of consideration were transferred.

Assets acquired and liabilities assumed

As of 31 December 2025, the purchase price allocation (PPA) was completed, which resulted in the recognition of purchase price adjustments, being (i) other intangible assets of £259.9 million, primarily relating to customer relationships, and (ii) other non-current liabilities, primarily relating to a reduction of £8.5 million in deferred revenue, together with the deferred tax impact of the above-mentioned adjustments (£67.1 million). The amounts recognised at the Acquisition Date represent the fair value of the assets acquired and liabilities assumed. The PPA, NCI and goodwill recognised are now final, subject to any measurement period adjustments in the one year window noted above.

Current assets (a)	£99.5
Property and equipment, net	11.5
Intangible assets subject to amortisation, net (b)	297.9
Other assets, net	6.4
Other accrued and current liabilities	(75.6)
Deferred tax liabilities	(42.8)
Other long-term liabilities	(903.8)
Total identifiable net liabilities	£(606.9)

Goodwill (c)	£1,004.7
_______________

(a)In connection with the O2 Daisy Transaction, we acquired £5.9 million of cash and cash equivalents.

(b)Amount primarily includes PPA adjustments of £259.9 million in relation to customer relationships and brands.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
(c)The goodwill recognised in connection with the O2 Daisy Transaction primarily represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships.

The fair value of goodwill recognised in respect of O2 Daisy amounts to £1,004.7 million, of which £301.4 million is allocated to NCI, see note 18. None of the goodwill recognised is expected to be deductible for income tax purposes. After the acquisition, the Group is still assessed to be a single reporting unit.

On that basis, the fair value of NCI in O2 Daisy amounted to £58.9 million. There have been movements in NCI reflecting the share of loss made by O2 Daisy since the Acquisition Date and dividends paid to Daisy Pikco. The closing NCI at 31 December 2025 relating to O2 Daisy amounts to £(56.1) million, for further information see note 18.

Post acquisition activity and results

On the Acquisition Date, VMED O2 acquired 70% of O2 Daisy along with the debt amounting to £836.9 million, which was subsequently repaid on the same date. The repayment of this debt is shown as a financing cash outflow in the consolidated statement of cash flows for the year ended 31 December 2025.

Our consolidated statement of operations for the year ended 31 December 2025 includes revenue and net loss of £117.2 million and (£0.3 million), respectively, attributable to the Daisy Group. If the acquisition had occurred on 1 January 2025, management's estimate of the consolidated revenue and net earnings attributable to the Daisy Group would have been £295.1 million and £15.3 million, respectively. In determining these amounts, management has assumed that the fair value adjustments (a) that arose on the date of acquisition would have been the same if the acquisition had occurred on 1 January 2025.
_______________

(a) subject to the one year remeasurement period referred to above.

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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	31 December 2025			31 December 2024
	Current	Long-term	Total	Current	Long-term	Total
	in millions
Assets (a):
Cross-currency and interest rate derivative contracts (b)	£230.8	£391.6	£622.4	£462.7	£808.2	£1,270.9
Foreign currency forward and option contracts	0.6	—	0.6	0.9	—	0.9
Total	£231.4	£391.6	£623.0	£463.6	£808.2	£1,271.8
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	£193.9	£523.7	£717.6	£490.0	£268.7	£758.7
Foreign currency forward and option contracts	3.2	—	3.2	1.6	—	1.6
Total	£197.1	£523.7	£720.8	£491.6	£268.7	£760.3

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
_______________

(a)Our long-term derivative assets, current derivative liabilities and long-term derivative liabilities are included in other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, on our consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ non-performance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of £22.7 million, (£28.8 million) and £44.7 million during 2025, 2024 and 2023, respectively. These amounts are included in realised and unrealised (losses) gains on derivative instruments, net, in our consolidated statements of operations. For additional information regarding our fair value measurements, see note 7.

The details of our realised and unrealised (losses) gains on derivative instruments, net, are as follows:

	Year ended 31 December
	2025	2024	2023
	in millions

Cross-currency and interest rate derivative contracts	£(737.5)	£395.5	£(796.0)
Foreign currency forward and option contracts	4.9	(3.2)	(8.0)
Total	£(732.6)	£392.3	£(804.0)

The cash received or paid related to our derivative instruments is classified as an operating or financing activity in our consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. The following table sets forth the classification of the net cash (outflows) inflows of our derivative instruments:

	Year ended 31 December
	2025	2024	2023
	in millions

Operating activities	£(22.5)	£211.0	£242.9
Financing activities	(100.5)	4.1	(9.1)
Total	£(123.0)	£215.1	£233.8

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At 31 December 2025 our exposure to counterparty credit risk included derivative assets with an aggregate fair value of £124.0 million

We have entered into derivative instruments under master agreements with each counterparty that contain master netting arrangements that are applicable in the event of early termination by either party to such derivative instrument. The master netting arrangements are limited to the derivative instruments governed by the relevant master agreement and are independent of similar arrangements.

Under our derivative contracts, it is generally only the non-defaulting party that has a contractual option to exercise early termination rights upon the default of the other counterparty and to set off other liabilities against sums due upon such termination. However, in the event of an insolvency of a derivative counterparty, under the laws of certain jurisdictions, the

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
defaulting counterparty or its insolvency representatives may be able to compel the termination of one or more derivative contracts and trigger early termination payment liabilities payable by us, reflecting any mark-to-market value of the contracts for the counterparty. Alternatively, or in addition, the insolvency laws of certain jurisdictions may require the mandatory set off of amounts due under such derivative contracts against present and future liabilities owed to us under other contracts between us and the relevant counterparty. Accordingly, it is possible that we may be subject to obligations to make payments, or may have present or future liabilities owed to us partially or fully discharged by set off as a result of such obligations, in the event of the insolvency of a derivative counterparty, even though it is the counterparty that is in default and not us. To the extent that we are required to make such payments, our ability to do so will depend on our liquidity and capital resources at the time. In an insolvency of a defaulting counterparty, we will be an unsecured creditor in respect of any amount owed to us by the defaulting counterparty, except to the extent of the value of any collateral we have obtained from that counterparty.

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

Details of our Derivative Instruments

Cross-currency Swap Contracts

We generally match the denomination of our borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At 31 December 2025, substantially all of our debt was either directly or synthetically matched to the functional currency of the borrowing entity. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at 31 December 2025:

Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
in millions			in years

$13,408.9	£10,557.4	(a)	3.3
€7,060.0	£6,264.7	(a)	4.4
$166.6	€150.0		2.5
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to 31 December 2025. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

Interest Rate Swap Contracts

The following table sets forth the total pound sterling equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at 31 December 2025:

Pay fixed rate (a)		Receive fixed rate
Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
in millions	in years	in millions	in years

£12,486.3	2.8	£3,648.7	0.9
_______________

(a)Includes forward-starting derivative instruments.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimise our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At 31 December 2025, the total pound sterling equivalent of the notional amount due from the counterparty, including forward-starting derivative instruments, was £1,769.0 million and the related weighted average remaining contractual life was 0.6 years.

Interest Rate Caps and Floors

From time to time, we enter into interest rate cap and floor agreements. Purchased interest rate caps lock in a maximum interest rate if variable rates rise, but also allow our Company to benefit from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At 31 December 2025, the pound sterling equivalent of the notional amounts of our purchased interest rate caps and floors were £1,308.6 million and £5,185.2 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

Excluding forward-starting instruments, the impact of the derivative instruments that mitigate our foreign currency and interest rate risk was a decrease of 54 basis points to our borrowing costs as of 31 December 2025.

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

Foreign Currency Forwards and Options

We enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of 31 December 2025, the total notional amount of our foreign currency forward and option contracts was £321.7 million.

(7)    Fair Value Measurements

We use the fair value method to account for our derivative instruments. The reported fair values of these instruments as of 31 December 2025 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

GAAP provides for a fair value hierarchy that prioritises the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2024, material transfers were made relating to the pension buy-in. See note 16 for further details.

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
31 December 2025, 2024 and 2023
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

In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments, as further described in note 6. The recurring fair value measurements of these instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these instruments. This observable data mostly includes currency rates, interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We use a Monte Carlo based approach to incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own non-performance risk and the non-performance risk of our counterparties. The inputs used for our credit risk valuations, including our and our counterparties’ credit spreads, represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect these parameters to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 6. At 31 December 2025 and 2024, all of our derivatives instruments fell under Level 2 of the fair value hierarchy.

Fair value measurements are also used for non-recurring valuations performed in connection with acquisition accounting and impairment assessments.

These non-recurring valuations primarily include intangible assets subject to amortisation, property, plant and equipment, customer relationships, brands and mobile spectrum licenses and the implied value of goodwill. The valuation of customer relationships and brands is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if it had been acquired in a business combination, with the residual amount allocated to goodwill. All of our non-recurring valuations, except for third-party debt, as further described below, use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

In 2025, additional non-recurring valuations were performed in connection with the acquisition of the Daisy Group as outlined in note 5, all of which fall under Level 3 of the fair value hierarchy. The following list sets forth the primary non-recurring valuations performed related to certain assets and liabilities upon closing the transaction:

•Enterprise value. The valuation of the Daisy Group and VMBL is based on discounted cash flow and market approach analyses. With the exception of certain inputs of our weighted average cost of capital and discount rate calculations, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The discount rate used for the valuation of the Daisy Group is the internal rate of return (IRR) of 8.3% which takes into account the split of shareholding. This falls within the Daisy Group’s weighted average cost of capital (WACC) range. The discount rate used for the valuation of VMBL was a WACC of 8.5%.

•Customer relationships. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The multi-period excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. The discount rate used was 7.6% which is the IRR with a duration adjustment.

For impairment assessments, our analysis includes comparing the estimated enterprise value of the reporting unit to its carrying amount to determine whether an impairment exists, as outlined in note 8.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
We estimate fair value using a market approach using relevant observable data. Under this approach, fair value is determined by reference to comparable publicly traded companies, applying valuation metrics such as Enterprise Value to EBITDA (EV/EBITDA) multiples.

When appropriate, a control premium is applied to reflect the price a market participant would be willing to pay to obtain control of the underlying business. The use of a control premium is consistent with the market participant perspective required under ASC 820, Fair Value Measurement.

The selection of comparable companies, valuation multiples, and any applicable adjustments is based on market participant assumptions and observable market data as of the measurement date. Depending on the observability of these inputs, they are classified within Level 2 of the fair value hierarchy.

All the fair values of our financial assets, financial liabilities and inventory equates to the carrying values, except for the debt obligations (see note 10).

(8)    Long-lived Assets

Property, Plant and Equipment, Net

The details of our property, plant and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at 31 December 2025	31 December
		2025	2024
		in millions

Plant and machinery	2 to 30 years	£11,490.4	£10,388.9
Computer equipment, tools and other items	3 to 11 years	3,201.3	2,889.0
Plant and equipment in progress	N/A	1,227.6	1,221.4
Land and buildings	2 to 50 years	544.8	467.6
Total property, plant and equipment, gross		16,464.1	14,966.9
Accumulated depreciation		(7,392.6)	(6,047.9)
Total property, plant and equipment, net		£9,071.5	£8,919.0

Depreciation expense related to our property, plant and equipment was £1,841.8 million, £1,651.7 million and £2,019.5 million during 2025, 2024 and 2023, respectively.

During 2025, 2024 and 2023, we recorded non-cash increases to our property, plant and equipment related to vendor financing arrangements of £986.8 million, £698.9 million and £691.5 million, respectively, which excludes related VAT of £161.4 million, £131.4 million and £132.7 million, respectively, that were also financed under these arrangements.

Goodwill

Our goodwill primarily represents the equity of the Joint Venture contributed businesses in excess of the fair value of our net identifiable assets and liabilities. During the fourth quarters of 2025 and 2023, we recorded goodwill impairments of £3.8 billion and £2.3 billion, respectively, in these consolidated financial statements as prepared in accordance with GAAP. The impairment recorded in 2025 primarily related to a decline in the projected cash flows resulting from effects of broader macroeconomic environment in the UK and fair value estimates using comparable public company market valuations. We considered a market approach in determining the fair value estimate whereby the key inputs used were current earnings multiples of comparable public companies. The changes in our goodwill for the indicated periods are summarised below (in millions):

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023

1 January 2023	£17,740.8
Impairment	(2,344.0)
31 December 2023	15,396.8
Impairment	—
31 December 2024	15,396.8
Additions (a)	1,004.7
Impairment	(3,840.2)
31 December 2025	£12,561.3
_______________

(a) Includes amounts related to the O2 Daisy Transaction, see note 5 for further additional information.

Intangible Assets Subject to Amortisation, Net
The details of our intangible assets subject to amortisation are set forth below:

		31 December 2025
	Estimated useful life	Gross carrying amount	Accumulated amortisation	Net carrying amount
		in millions

Customer relationships and brands (a)	3 to 9 years	£7,976.0	£(3,943.0)	£4,033.0
Telecoms licenses and other (b)	20 to 30 years	1,690.2	(463.4)	1,226.8
Total		£9,666.2	£(4,406.4)	£5,259.8

	31 December 2024
	Gross carrying amount	Accumulated amortisation	Net carrying amount
	in millions

Customer relationships	7,713.0	(3,070.9)	4,642.1
Telecoms licenses and other	1,486.7	(367.0)	1,119.7
Total	£9,199.7	£(3,437.9)	£5,761.8
_______________

(a)Amounts include additions during 2025 of (i) £230.7 million related to the O2 Daisy Transaction and (ii) £67.2 million of other additions, primarily related to brands recognised.

(b)Amounts primarily relate to mobile spectrum licenses associated with the mobile operations of O2, including additions of £155.2 million during 2025.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
Amortisation expense related to intangible assets with finite useful lives was £971.3 million, £939.6 million and £949.8 million during 2025, 2024 and 2023, respectively. Based on our amortisable intangible asset balance at 31 December 2025, we expect that amortisation expense will be as follows for the next five years and thereafter (in millions):

2026	£990.8
2027	989.0
2028	987.0
2029	983.9
2030	484.0
Thereafter	825.1
Total	£5,259.8

(9)    Investments

The details of our investments, including our share of results of affiliates, are set forth below:

	Cornerstone (a)	Tesco Mobile (b)	Total (c)
	in millions

1 January 2023	£750.5	£9.6	£760.1
Share of results of affiliates	71.2	1.6	72.8
Disposal (a)	(257.3)	—	(257.3)
Dividends	(30.0)	—	(30.0)
31 December 2023	534.4	11.2	545.6
Share of results of affiliates	25.4	3.2	28.6
Disposal (a)	(127.4)	—	(127.4)
Dividends (d)	(40.1)	—	(40.1)
31 December 2024	392.3	14.4	406.7
Share of results of affiliates	18.9	0.2	19.1
Dividends (d)	(76.8)	(1.3)	(78.1)
31 December 2025	£334.4	£13.3	£347.7
_______________

(a)Our ownership percentages are determined based on our legal ownership as of the most recent balance sheet date.

As at 31 December 2025, VMED O2 is the majority shareholder (50.01%) of the Granstone group (consisting of Granstone Holdco Limited (Granstone), its direct subsidiary O2 Networks Limited (O2 Networks), and O2 Networks’ 50% shareholding in Cornerstone Telecommunications Infrastructure Limited (Cornerstone) which is accounted for under the equity method). The non-controlling shareholders are GLIL Infrastructure LLP (GLIL) and Equitix Investment Management Limited (Equitix).

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

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
In November 2024, we completed the transaction and VMED O2 received £186 million in cash proceeds from the sale and immediately paid £9.9 million held in trust (see footnote (d)) to the non-controlling shareholders.

As at 31 December 2025, the beneficial ownership of Cornerstone is VMED O2 (25.01%); GLIL (16.66%); and Equitix (8.33%).

Cornerstone remains a critical supplier to VMED O2 and these transactions have not impacted the existing commercial network sharing agreement between Vodafone and VMED O2, which sees the two companies share radio equipment across certain areas of the country.

(b)As of 31 December 2025, we own 50% of Tesco Mobile Limited (Tesco Mobile). We have determined our 50% interest in Tesco Mobile, a mobile virtual network operator (MVNO), to be classified as a joint venture (the Tesco Mobile JV) and accounted for under the equity method in our consolidated financial statements.

(c)The assets associated with our equity method investments are included within other assets, net, on our consolidated balance sheets.

(d)In October 2024, Cornerstone declared and paid a £60.0 million dividend to O2 Networks, which in turn paid a dividend of £59.85 million to Granstone. Subsequently, Granstone paid a dividend of £59.7 million to its shareholders in the proportion of their shareholdings at the time, with VMED O2’s portion being £39.8 million, of which £9.9 million would be held in trust and paid to the non-controlling shareholders upon completion of the transaction as per the terms of the sale and purchase agreement.

In March 2025, Cornerstone declared a dividend of £110.0 million, of which O2 Networks was entitled to £55.0 million. Subsequently, O2 Networks declared a £55.0 million dividend to Granstone and then Granstone declared a £55.0 million dividend to its shareholders in the proportion of their shareholdings, with VMED O2’s retained portion being £27.5 million. The various cash movements were settled in March 2025.

In June 2025, Cornerstone declared a dividend of £112.0 million, of which O2 Networks was entitled to £56.0 million. Subsequently, O2 Networks declared a £56.0 million dividend to Granstone and then Granstone declared a £56.0 million dividend to its shareholders in the proportion of their shareholdings, with VMED O2’s retained portion being £28.0 million. The various cash movements were settled in July 2025.

In December 2025, Cornerstone declared a £85.0 million dividend, of which O2 Networks received £42.5 million. O2 Networks in turn, declared a dividend of £42.5 million to Granstone. Subsequently, Granstone declared a dividend of £42.5 million to its shareholders in the proportion of their shareholdings at the time, with VMED O2’s portion being £21.3 million. The various cash movements were settled in December 2025.

In August 2025, Tesco Mobile Limited declared and paid a dividend of £1.3 million to VMED O2.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
(10)    Debt

The pound sterling equivalents of the components of our third-party debt are as follows:

	31 December 2025
	Weighted average interest rate (a)	Unused borrowing capacity (b)	Principal amount
			31 December
			2025	2024
		in millions

VMED O2 Credit Facilities (c)	6.38%	£1,378.0	£6,331.7	£7,671.6
VMED O2 Senior Secured Notes	5.00%	—	10,259.6	8,798.1
VMED O2 Senior Notes	4.51%	—	1,123.8	1,152.2
Vendor financing (d)	5.42%	—	3,590.3	3,400.8
Other	5.42%	—	189.7	320.3
Total debt before deferred financing costs, discounts and premiums (e)	5.45%	£1,378.0	£21,495.1	£21,343.0

The following table provides a reconciliation of total third-party debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	31 December
	2025	2024
	in millions

Total debt before deferred financing costs, discounts and premiums	£21,495.1	£21,343.0
Deferred financing costs, discounts and premiums, net	(29.8)	(8.5)
Total carrying amount of debt	21,465.3	21,334.5
Finance lease obligations (note 11)	60.6	59.4
Total debt and finance lease obligations	21,525.9	21,393.9
Related-party debt (note 15)	83.2	57.6
Total debt inc. interest and lease obligations	21,609.1	21,451.5
Current portion of debt and finance lease obligations	(3,904.6)	(3,805.7)
Long-term debt and finance lease obligations	£17,704.5	£17,645.8
_______________

(a)Represents the weighted average interest rate in effect at 31 December 2025 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity under the VMED O2 Credit Facilities amounts to £1,378.0 million, comprising (i) £1,324 million under the Revolving Credit Facility maturing in September 2029 and (ii) £54.0 million under the Revolving Credit Facility maturing in January 2026. Unused borrowing capacity represents the maximum availability under the VMED O2 Credit Facilities at 31 December 2025 without regard to covenant compliance calculations or other conditions precedent to borrowing. At 31 December 2025, in accordance with the terms of the VMED O2 Credit Facilities, £1,378.0 million of unused borrowing capacity was available to be borrowed and there were no restrictions on our ability to make loans or distributions from this availability to other VMED O2 subsidiaries. Upon completion of the relevant 31 December 2025 compliance reporting requirements, in accordance with the terms of the VMED O2 Credit Facilities, we expect £1,378.0 million of unused borrowing capacity will continue to be available, with no restrictions to

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
loan or distribute. Our above expectations do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to 31 December 2025, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within the VMED O2 Credit Facilities.

(c)As of 31 December 2025 and 2024, principal amounts include £93.3 million and £413.6 million, respectively, of borrowings pursuant to excess cash facilities under the VMED O2 Credit Facilities. These borrowings are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from certain of our subsidiaries to certain other third parties for amounts that we and our subsidiaries have vendor financed. To the extent the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities under our senior credit facilities.

(d)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property, plant and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g. extension beyond a vendor’s customary payment terms) and as such are classified outside of accounts payable as debt on our consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During 2025, 2024 and 2023, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses was £3,364.2 million, £3,951.4 million and £3,046.9 million, respectively. Repayments of vendor financing obligations are included in repayments and repurchases of third-party debt and finance lease obligations in our consolidated statements of cash flows.

(e)As of 31 December 2025 and 2024, our debt had an estimated fair value of £20.9 billion and £20.9 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

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
31 December 2025, 2024 and 2023
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
31 December 2025, 2024 and 2023

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

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
VMED O2 Notes

The details of the outstanding notes of VMED O2 as of 31 December 2025 are summarised in the following table:

				Outstanding principal amount
VMED O2 Notes	Maturity	Interest rate	Original issue amount	Borrowing currency	Pound sterling equivalent	Carrying value (a)

			in millions

Senior Notes:
2030 5.000% Dollar Senior Notes	15 July 2030	5.000%	$925.0	$925.0	£687.6	£687.2
2030 3.750% Euro Senior Notes	15 July 2030	3.750%	€500.0	€500.0	436.2	436.7
Total Senior Notes					1,123.8	1,123.9
Senior Secured Notes:
2029 5.500% Dollar Senior Secured Notes	15 May 2029	5.500%	$1,425.0	$1,425.0	1,059.3	1,092.3
2029 5.250% Sterling Secured Notes	15 May 2029	5.250%	£340.0	£340.0	340.0	348.8
2029 4.000% Sterling Senior Secured Notes (b)	31 January 2029	4.000%	£600.0	£600.0	600.0	598.3
2030 4.250% Sterling Senior Secured Notes	15 January 2030	4.250%	£635.0	£635.0	635.0	635.5
2030 4.500% Dollar Senior Secured Notes	15 August 2030	4.500%	$915.0	$915.0	680.2	681.0
2030 4.125% Sterling Senior Secured Notes	15 August 2030	4.125%	£480.0	£480.0	480.0	479.3
2031 3.250% Euro Senior Secured Notes (b)	31 January 2031	3.250%	€950.0	€950.0	828.8	833.3
2031 4.250% Dollar Senior Secured Notes (b)	31 January 2031	4.250%	$1,350.0	$1,350.0	1,003.5	990.4
2031 4.750% Dollar Senior Secured Notes (b)(c)	15 July 2031	4.750%	$1,400.0	$1,400.0	1,040.7	1,038.7
2031 4.500% Sterling Senior Secured Notes (b)(c)	15 July 2031	4.500%	£675.0	£675.0	675.0	672.9
2032 7.750% Dollar Senior Secured Notes (b)	15 April 2032	7.750%	$750.0	$950.0	706.2	708.3
2032 5.625% Euro Senior Secured Notes (c)	15 April 2032	5.625%	€600.0	€1,810.0	1,579.0	1,585.7
2033 6.750% Dollar Senior Secured Notes (b)	15 January 2033	6.750%	$850.0	$850.0	631.9	628.0
Total Senior Secured Notes					10,259.6	10,292.5
Total					£11,383.4	£11,416.4
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
31 December 2025, 2024 and 2023
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

VMED O2 Notes	Call Date

2030 5.000% Dollar Senior Notes	15 July 2025
2030 3.750% Euro Senior Notes	15 July 2025
2029 4.000% Sterling Senior Secured Notes	31 January 2024
2029 5.500% Dollar Senior Secured Notes	15 May 2024
2029 5.250% Sterling Secured Notes	15 May 2024
2030 4.250% Sterling Senior Secured Notes	15 October 2024
2030 4.500% Dollar Senior Secured Notes	15 August 2025
2030 4.125% Sterling Senior Secured Notes	15 August 2025
2031 3.250% Euro Senior Secured Notes	31 January 2026
2031 4.250% Dollar Senior Secured Notes	31 January 2026
2031 4.750% Dollar Senior Secured Notes	15 July 2026
2031 4.500% Sterling Senior Secured Notes	15 July 2026
2032 7.750% Dollar Senior Secured Notes	15 April 2027
2032 5.625% Euro Senior Secured Notes	15 April 2027
2033 6.750% Dollar Senior Secured Notes	15 October 2028

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
VMED O2 may redeem some or all of the VMED O2 Senior Notes and the VMED O2 Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date, as set forth below:

	Redemption Price
	2030 5.000% Dollar Senior Notes	2030 3.750% Euro Senior Notes	2029 4.000% Sterling Senior Secured Notes	2029 5.500% Dollar Senior Secured Notes	2029 5.250% Sterling Secured Notes	2030 4.250% Sterling Senior Secured Notes	2030 4.500% Dollar Senior Secured Notes	2030 4.125% Sterling Senior Secured Notes

12-month period commencing	15 July	15 July	31 January	15 May	15 May	15 October	15 August	15 August
2026	101.250%	100.938%	100.000%	100.000%	100.000%	100.531%	101.125%	101.031%
2027	100.625%	100.469%	100.000%	100.000%	100.000%	100.000%	100.563%	100.516%
2028	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%

	Redemption Price
	2031 3.250% Euro Senior Secured Notes	2031 4.250% Dollar Senior Secured Notes	2031 4.750% Dollar Senior Secured Notes	2031 4.500% Sterling Senior Secured Notes	2032 7.750% Dollar Senior Secured Notes	2032 5.625% Euro Senior Secured Notes	2033 6.750% Dollar Senior Secured Notes

12-month period commencing	31 January	31 January	15 July	15 July	15 April	15 April	15 October
2026	101.625%	102.125%	102.375%	102.250%	N.A.	N.A.	N.A
2027	100.813%	101.063%	101.188%	101.125%	103.875%	102.813%	N.A
2028	100.406%	100.530%	100.594%	100.563%	101.938%	101.406%	103.375%
2029	100.406%	100.530%	100.594%	100.563%	100.000%	100.000%	101.688%
2030	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
VMED O2 Credit Facilities

The VMED O2 Credit Facilities are the senior and senior secured credit facilities of certain subsidiaries of VMED O2. The details of our borrowings under the VMED O2 Credit Facilities as of 31 December 2025 are summarised in the following table:

VMED O2 Credit Facilities	Maturity	Interest rate	Facility amount (in borrowing currency)	Outstanding principal amount	Unused borrowing capacity	Carrying value (a)

			in millions

Senior Secured Facilities:
O (b)	January 31, 2029	EURIBOR + 2.500%	€200.0	£174.5	£—	£174.2
Q (c)	31 January 2029	Term SOFR + 3.250%	$1,300.0	966.2	—	966.6
S (d)	31 January 2029	4.000%	£600.0	598.3	—	598.3
T (d)	31 January 2031	3.250%	€950.0	833.3	—	833.3
U (d)	31 January 2031	4.250%	$1,350.0	990.4	—	990.4
V (d)(e)	15 July 2031	4.500%	£675.0	672.9	—	672.9
W (d)(e)	15 July 2031	4.750%	$1,400.0	1,038.7	—	1,038.7
Y (c)(e)	31 March 2031	Term SOFR + 3.250%	$2,080.2	1,546.4	—	1,530.1
Z (b)(e)	15 October 2031	EURIBOR + 3.500%	€720.0	628.1	—	620.4
AA (d)	15 April 2032	5.625%	£1,810.0	1,585.7	—	1,585.7
AB (d)	15 April 2032	7.750%	£950.0	708.3	—	708.3
AC1 (e)	1 August 2030	SONIA + 3.250%	£925.0	925.0	—	908.7
AC2 (e)	1 August 2030	SONIA + 3.250%	£750.0	750.0	—	736.9
AE (b)(e)	31 January 2033	EURIBOR + 3.250%	£1,430.0	1,247.5	—	1,238.6
Revolving Facility (f)	30 September 2026	SONIA + 2.750%	£54.0	—	54.0	—
Revolving Facility (f)(g)	30 September 2029	SONIA + 2.750%	£1,324.0	—	1,324.0	—
Elimination of Facilities S, T, U, V, W, AA and AB in consolidation (d)				(6,427.6)	—	(6,427.6)
Total Senior Secured Facilities				6,237.7	1,378.0	6,175.5
Senior Facilities:
Financing Facility III (g)	15 July 2028	4.875%	£900.0	48.6	—	47.9
Financing Facility IV (g)	15 July 2028	5.000%	$500.0	41.1	—	41.1
Financing Facility V (g)	15 March 2032	7.875%	£400.0	4.3	—	4.3
Total Senior Facilities				94.0	—	93.3
Total				£6,331.7	£1,378.0	£6,268.8
_______________

(a)Amounts are net of deferred financing costs and discounts, where applicable.

(b)Facility O, Z and AE are each subject to a EURIBOR floor of 0.0%.

(c)Facility Q and Y are each subject to a Term SOFR floor of 0.0%.

(d)The amounts outstanding under Facilities S through W, AA and AB are eliminated in our consolidated financial statements.

(e)Rates are subject to adjustment based on the achievement or otherwise of certain ESG metrics.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
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

In January 2025, we entered into a USD 500.0 million sustainability-linked term loan facility (Term Loan Y1). Term Loan Y1 matures on 31 March 2031 and bearing interest at a rate of the Term SOFR plus a credit adjustment spread plus 3.25% per annum (subject to adjustment based on the achievement or otherwise of certain ESG metrics). USD 495.0 million of Term Loan Y1 was utilised as an exchange of Term Loan N due 2028 into a new tranche of Term Loan Y due 2031. As per policy, the interest and foreign currency risk of such financing activity is mitigated through a derivative portfolio. In April 2025, Term Loan Y1 became fungible with Term Loan Y.
In April 2025, we redeemed all of its outstanding 2027 Sterling Senior Secured Notes in the total amount of £90.4 million.

In April 2025, Cornerstone executed refinancing activities and repaid borrowings under their £575.0 million revolving loan facility such that the loan was extinguished. In its place, the Cornerstone Debt consist of the following three facilities: a £525.0 million term loan facility; a £160.0 million revolving credit facility; and a £100.0 million revolving credit facility. The Cornerstone Debt were issued at par, mature in May 2030 and bearing interest at a rate of SONIA + 2.1%, subject to a SONIA floor of 0.0%.

In June 2025, £746.3 million of the £750.0 million Term Loan X1 facility due 2029 was refinanced into a new facility, Term Loan AC2 set to mature in 2030. In July 2025, the remaining £3.7 million of Term Loan X1 was refinanced into Term Loan AC2.

In July 2025, we completed a EUR 500.0 million private tap of the green EUR 5.625% 2032 Senior Secured Notes. The instrument matures in April 2032 and bearing a 5.625% annual coupon, with proceeds used to prepay USD 347.5 million of Term Loan N and purchase USD 173.5 million of Term Loan N for cash at par (such purchased amounts being automatically extinguished) pursuant to a tender and exchange offer relating to Term Loan N (Tender and Exchange Offer). USD 330.2 million of Term Loan N also exchanged into Term Loan Y due 2031 as part of the Tender and Exchange Offer.

In July 2025, we settled debt relating to our securitisation arrangements with a SPE, consolidated by VMED O2. The net borrowings settled was £110.0 million.

In August 2025, we completed a EUR 510.0 million private tap of the green EUR 5.625% 2032 Senior Secured Notes, with proceeds used to prepay USD 540.0 million of Term Loan N.

In August 2025, a £925.0 million principal amount term loan facility (Term Loan AC1) was issued in connection with the creation of O2 Daisy. Term Loan AC1 matures on 1 August 2030 and bearing interest at a rate of 3.25% + SONIA per annum, subject to adjustment based on the achievement or otherwise of certain ESG metrics, with proceeds used to refinance existing debt held by the Daisy Group upon acquisition.

In September 2025, we completed a EUR 200.0 million private tap of the green EUR 5.625% 2032 Senior Secured Notes and a USD 200.0 million private tap of the USD 7.750% 2032 Senior Secured Notes. The proceeds from these private taps of the EUR and USD 2032 Senior Secured Notes were used to prepay USD 423.3 million of Term Loan N.

In October 2025, we issued a USD 850.0 million principal amount of Senior Secured Notes at par, maturing on 15 January 2033 and bearing interest at a rate of 6.75%, with proceeds used to prepay USD 845.0 million of Term Loan N.

In December 2025, we issued a EUR 1,430.0 million term loan (Term Loan AE), maturing on 31 January 2033 and bearing interest at a rate of 3.25% + EURIBOR, subject to adjustment based on the achievement or otherwise of certain ESG metrics.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
Proceeds were used to (i) prepay USD 145.0 million of Term Loan N, (ii) prepay EUR 302.2 million of Term Loan R and prepay EUR 9.5 million of Term Loan O, and (iii) purchase EUR 447.8 million of Term Loan R and EUR 540.4 million of Term Loan O, which were subsequently exchanged in Term Loan AE.
Maturities of Debt

The pound sterling equivalents of the maturities of our debt as of 31 December 2025 are presented below:

	Third-party debt	Related-party debt	Total
	in millions
Year ending 31 December:
2026	£3,819.1	£83.2	£3,902.3
2027	34.3	—	34.3
2028	19.2	—	19.2
2029	3,140.3	—	3,140.3
2030	4,594.0	—	4,594.0
Thereafter	9,888.2	—	9,888.2
Total debt maturities (a)	21,495.1	83.2	21,578.3
Deferred financing costs, discounts and premiums, net	(29.8)	—	(29.8)
Total debt	£21,465.3	£83.2	£21,548.5
Current portion	£3,819.1	£83.2	£3,902.3
Long-term portion	£17,646.2	£—	£17,646.2
_______________

(a)Includes vendor financing obligations of £3,673.5 million, as set forth below (in millions):

Year ending 31 December:
2026	£3,624.9
2027	34.3
2028	14.1
2029	0.2
Total vendor financing maturities (1)(2)	£3,673.5
Current portion	£3,624.9
Long-term portion	£48.6
_______________

(1)Virgin Media Vendor Financing Notes III Designated Activity Company and Virgin Media Vendor Financing Notes IV Designated Activity Company have issued an aggregate £1,271.7 million equivalent of notes maturing in July 2028 and Virgin Media O2 Vendor Financing Notes V have issued £575.0 million equivalent of notes maturing in March 2032 (together, the VM Financing Companies). The net proceeds from these notes are used by the VM Financing Companies to purchase from various third parties certain vendor financed receivables owed by certain of our subsidiaries. To the extent the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund excess cash facilities under our senior credit facilities. The VM Financing Companies can request the excess cash facilities be repaid by certain of our subsidiaries as additional vendor financed receivables become available for purchase.

(2)Amount includes third-party debt of £3,590.3 million and related-party debt of £83.2 million.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2025	2024
	in millions

Balance at 1 January	£3,400.8	£3,496.3
Operating-related vendor financing additions	3,364.2	3,951.4
Capital-related vendor financing additions	1,148.2	830.3
Principal payments on operating-related vendor financing	(3,370.4)	(3,869.3)
Principal payments on capital-related vendor financing	(1,175.0)	(1,367.4)
Foreign currency and other	305.7	359.5
Balance at 31 December (a)	£3,673.5	£3,400.8
_______________

(a)The balance as at 31 December 2025 includes third-party debt of £3,590.3 million and related-party debt of £83.2 million. The balance as at 31 December 2024 includes third-party debt of £3,400.8 million.

(11)    Leases

General

We enter into operating and finance leases for network equipment, real estate and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities is set forth below:

	31 December
	2025	2024
	in millions

ROU assets:
Operating leases (a)	£672.2	£715.2
Finance leases (b)	57.8	47.0
Total ROU assets	£730.0	£762.2

Lease liabilities:
Operating leases (c)	£693.1	£715.2
Finance leases (d)	60.6	59.4
Total lease liabilities	£753.7	£774.6
_______________

(a)Our operating lease ROU assets are included in other assets, net, on our consolidated balance sheets. At 31 December 2025, the weighted average remaining lease term for operating leases was 7.5 years and the weighted average discount rate was 6.0%. During 2025, 2024 and 2023, we recorded non-cash additions to our operating lease ROU assets of £134.0 million, £400.5 million and £37.7 million, respectively.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
(b)Our finance lease ROU assets are included in property, plant and equipment, net, on our consolidated balance sheets. At 31 December 2025, the weighted average remaining lease term for finance leases was 24.2 years and the weighted average discount rate was 6.8%. During 2025, 2024 and 2023, we recorded non-cash additions to our finance lease ROU assets of £1.0 million, £8.1 million and £7.8 million, respectively.

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

In August 2024, Cellnex UK (Cellnex), Vodafone and VMED O2 signed a new long-term agreement for Cellnex to provide tower infrastructure and associated services. This new agreement replaced a prior agreement that Cornerstone held directly with Cellnex. This resulted in the recognition of an operating lease ROU asset and an operating lease liability, amounting to £202.0 million in the prior period. An immaterial disposal was recorded in the period to reflect our share of the relevant leases that Cornerstone previously held with Cellnex.

A summary of our aggregate lease expense is set forth below:

	Year ended 31 December
	2025	2024	2023
	in millions

Finance lease expense:
Depreciation and amortisation	£6.5	£3.1	£2.7
Interest expense	4.2	4.2	3.6
Total finance lease expense	10.7	7.3	6.3
Operating lease expense (a)	222.0	186.7	204.7
Total lease expense	£232.7	£194.0	£211.0
_______________

(a)Our operating lease expense is included in other operating expenses and SG&A expenses in our consolidated statements of operations.

A summary of our cash outflows from operating and finance leases is set forth below:

	Year ended 31 December
	2025	2024	2023
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	£205.3	£157.5	£135.6
Operating cash outflows from finance leases (interest component)	3.9	4.0	3.6
Financing cash outflows from finance leases (principal component)	2.2	0.1	3.7
Total cash outflows from operating and finance leases	£211.4	£161.6	£142.9

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
Maturities of our operating and finance lease liabilities as of 31 December 2025 are presented below. Amounts represent the pound sterling equivalents based on 31 December 2025 exchange rates:

	Operating leases	Finance leases
	in millions

Year ending 31 December:
2026	£178.6	£7.1
2027	132.6	6.8
2028	115.5	6.3
2029	86.9	4.2
2030	70.4	4.1
Thereafter	303.3	125.5
Total payments	887.3	154.0
Less: present value discount	(194.2)	(93.4)
Present value of lease payments	£693.1	£60.6
Current portion	£140.4	£2.3
Long-term portion	£552.7	£58.3

(12)    Income Taxes

VMED O2 files its primary income tax return in the U.K. and our subsidiaries file income tax returns in the U.K. and the U.S.

The components of our (loss) earnings before income taxes are as follows:

	Year ended 31 December
	2025	2024	2023
	in millions

U.K.	£(4,622.7)	£29.3	£(3,009.8)
U.S.	12.8	(3.4)	12.0
(Loss) earnings before income taxes	£(4,609.9)	£25.9	£(2,997.8)

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions

Year ended 31 December 2025:
U.K.	£(3.6)	£167.9	£164.3
U.S. (a)	(14.1)	0.1	(14.0)
Total income tax benefit	£(17.7)	£168.0	£150.3

Year ended 31 December 2024:
U.K.	£(4.1)	£(5.1)	£(9.2)
U.S. (a)	(13.2)	(2.2)	(15.4)
Total income tax expense	£(17.3)	£(7.3)	£(24.6)

Year ended 31 December 2023:
U.K.	£(3.4)	£228.8	£225.4
U.S. (a)	3.9	4.1	8.0
Total income tax benefit	£0.5	£232.9	£233.4
_______________

(a)Includes U.S. federal and state income taxes. Our U.S. state income taxes were not material during any of the years presented.

The income tax attributable to our (loss) earnings before income taxes differs from the amounts computed using the applicable U.K. corporate income tax rate, the income tax rate of our country of domicile, as a result of the following:

	Year ended 31 December
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
	in millions, except percentages

Computed “expected” tax benefit (expense) (a)	£1,152.6	25.0	£(6.5)	25.0	£704.5	23.5
Domestic (U.K.):
Non-deductible and non-taxable items:
Non-deductible goodwill impairment	(960.1)	(20.8)	—	—	(551.1)	(18.4)
Non-taxable items associated with investments	0.7	—	16.0	(61.8)	26.4	0.9
Other	(27.1)	(0.6)	(18.5)	71.4	13.2	0.4
Change in valuation allowances	(5.4)	(0.1)	(0.1)	0.2	(1.4)	—
Other reconciling items	0.5	(0.2)	1.0	(3.8)	30.8	1.0
U.S. federal:
Subpart F income	(12.1)	(0.3)	(13.8)	53.3	(7.0)	(0.2)
Other	1.2	—	(2.7)	10.5	2.4	0.1
Worldwide changes in unrecognised tax benefits	—	—	—	—	15.6	0.5
Total income tax benefit (expense)	£150.3	3.3	£(24.6)	94.8	£233.4	7.8

(a)The statutory or "expected" tax rates are the U.K. rates of 25% for 2025 and 2024 and 23.5% for 2023. The 2023 statutory rate represents a blended rate in effect for the year ended 31 December, 2023 based on the 19.0% statutory rate that was in effect for the first quarter of 2023 and the 25.0% statutory rate that was in effect for the remainder of 2023.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023

The components of our net deferred tax assets are presented as follows:

	2025	2024	2023
	in millions

Deferred tax assets (a)	£543.9	£417.8	£400.9
Deferred tax liabilities (a)	(1.4)	—	—
Net deferred tax asset	£542.5	£417.8	£400.9

(a)Our deferred tax assets and deferred tax liabilities are included within other assets, net, and other long-term liabilities, respectively, on our consolidated balance sheets.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	31 December
	2025	2024
	in millions

Deferred tax assets:
Operating loss carryforwards	£3,254.7	£3,246.2
Property, plant and equipment, net	1,350.0	1,486.4
Other future deductible amounts	128.1	86.7
Deferred tax assets	4,732.8	4,819.3
Valuation allowance	(3,073.5)	(3,062.1)
Deferred tax assets, net of valuation allowance	1,659.3	1,757.2
Deferred tax liabilities:
Intangible assets subject to amortisation	(1,012.1)	(1,168.2)
Derivative instruments	(28.8)	(108.4)
Other future taxable amounts	(75.9)	(62.8)
Deferred tax liabilities	(1,116.8)	(1,339.4)
Net deferred tax assets	£542.5	£417.8

Our deferred tax asset valuation allowance increased by £11.4 million during 2025 and increased by £0.1 million during 2024. The increase in 2025 is primarily due to the O2 Daisy Transaction, including £6.0 million in relation to certain attributes acquired from Daisy Pikco. The increase in 2024 primarily reflects the effect of foreign exchange movements on certain U.S. deferred tax assets.

We had property, plant and equipment on which future U.K. tax deductions can be claimed of £14.8 billion and £15.0 billion at 31 December 2025 and 2024, respectively. A maximum of 18% (14% from 1 April 2026) of this existing balance can be claimed as “capital allowances” in any one year. The tax effects of the excess of these capital allowances over the related financial statement carrying amounts are included in the deferred tax assets related to property, plant and equipment, net, in the above table.

As of 31 December 2025 and 2024, our operating loss carryforwards for income tax purposes were £13.2 billion and £13.3 billion, respectively, and carryforward indefinitely, including U.K. capital loss carryforwards of £12.1 billion. The use of our operating loss carryforwards is limited. Certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. The majority of our operating loss carryforwards are not expected to be realised.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
We have taxable outside basis differences on certain investments in subsidiaries. No additional income taxes have been provided for unremitted earnings, or any additional outside basis differences inherent in these entities, because we expect that any recovery will be done in a tax-free manner.

A summary of the cash income taxes paid, net of refunds, by major jurisdiction is presented below:

	2025	2024	2023
	in millions

Domestic	£1.3	£1.3	£2.1
Foreign:
U.S. federal	9.4	8.4	—
Total paid	£10.7	£9.7	£2.1

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

In general, tax returns filed by VMED O2 or our subsidiaries in the U.K. and U.S. for years prior to 2022 are no longer subject to examination by taxing authorities.

The changes in our unrecognised tax benefits are summarised below:

	2025	2024	2023
	in millions

Balance at 1 January	£7.5	£6.5	£20.5
Additions based on tax positions related to the current year	1.0	1.0	1.1
Lapse of statute of limitations	—	—	(15.6)
Additions for tax positions of prior years	—	—	0.9
Foreign currency translation	—	—	(0.4)
Balance at 31 December	£8.5	£7.5	£6.5

All unrecognised tax benefits would have a favourable impact on our effective income tax rate if recognised. No assurance can be given that any of these tax benefits will be recognised or realised.

A 15.0% corporate alternative minimum tax (CAMT) applies in the U.S. on "adjusted financial statement income" for tax years beginning after 31 December 2022. CAMT did not have an impact on our consolidated financial statements as at 31 December 2025. We will continue to monitor additional guidance as it is issued to assess the impact to our tax position.

On 4 July 2025, the OBBBA was enacted in the U.S. This legislation did not have an impact on our financial statements as of 31 December 2025. We are evaluating certain international provisions that are effective for tax years beginning after 31 December 2025.

A global minimum effective tax rate of 15.0% applies in the U.K. for accounting periods starting on or after 31 December 2023. The legislation implements a domestic top-up tax and a multinational top-up tax. This legislation did not have an impact on our consolidated financial statements as at 31 December 2025. We will continue to monitor future legislation and any additional guidance that is issued.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
(13)    Share Capital

As of 31 December 2025 and 2024, VMED O2 had 12 ordinary shares, each with a nominal value of £1.00.

During 2025, 2024 and 2023, VMED O2 paid total dividends of £378.0 million, £850.0 million and £2,000.0 million, respectively, to its Shareholders, which are reflected as decreases to owners' equity in our consolidated statements of owners' equity.

In 2024, VMED O2 implemented a capital reduction to reduce the share premium reserve to nil and increase accumulated (deficit) earnings by £6,616.5 million.

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

All the outstanding incentive awards for VMED O2’s long-term incentive plan will vest during 2026, 2027 and 2028. The associated expense is included within SG&A expenses in our consolidated statements of operations. The total share-based compensation expense of £76.4 million, £40.8 million and £24.9 million and the recognised tax benefit related thereto of £19.1 million, £10.2 million and £6.2 million for the years ended 31 December 2025, 2024 and 2023, respectively, is included within other expenses and income tax benefit (expenses), respectively, in our consolidated statements of operations. In addition, a liability of £120.3 million and £64.7 million for the years ended 31 December 2025 and 2024, respectively, relating to our long-term incentive plan is included within accounts payable and other non-current liabilities on our consolidated balance sheets.

Long-term incentive payment amounts for each respective plan is calculated as a percentage of base salary and is linked to the performance of VMED O2 over three years. The amount paid will depend on the achievement of Adjusted EBITDA and Adjusted EBITDA less Capex performance measures in each of the three years and is intended to be settled by converting the amount into shares of Liberty Global and Telefónica at the end of the three-year period.

(15)    Related-party Transactions

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

The Shareholders Agreement also provides (i) for a dividend policy that requires VMED O2, subject to certain exceptions, to distribute all unrestricted cash to the Shareholders as soon as reasonably practicable following each quarterly period (subject to our Company maintaining a minimum amount of cash and complying with the terms of our financing arrangements) and (ii) that VMED O2 will be managed with a target leverage ratio between 4.0 and 5.0 times EBITDA (as defined in the Shareholders Agreement), including the completion of periodic recapitalisations and/or refinancings.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
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

Fibre Joint Venture Agreements

In December 2022, Liberty Global and Telefónica, along with investment firm InfraVia Capital Partners, formed a new fibre joint venture to build a wholesale fibre-to-the-home network in the U.K. under the brand name “nexfibre”. As at 31 December 2025, the nexfibre network reaches approximately 2.6 million premises, all of which are greenfield to VMED O2’s network. VMED O2 is an anchor tenant of the new network, extending its serviceable footprint, as well as providing its well-established network expansion expertise, systems and relationships to nexfibre, including construction, IT, technology and corporate services.

O2 Daisy

The O2 Daisy Transaction, as detailed in note 5, was effective on 1 August 2025. VMED O2 holds a 70% controlling interest in O2 Daisy, while Daisy Pikco retains the remaining 30% NCI. Daisy Pikco became a related-party to VMED O2 at that date. In September 2025, O2 Daisy declared and paid a dividend of £28.6 million to Daisy Pikco. A preference share dividend liability of £0.25 million was also paid to Daisy Pikco in September 2025 relating to the two months since the Acquisition Date. In December 2025, O2 Daisy declared and paid a dividend of £20.4 million to VMED O2.

All related-party transactions relate to regular trading activities of our Company and are on an arm’s length basis. Our related-party transactions are as follows:

	Year ended 31 December
	2025	2024	2023
	in millions

Credits (charges) included in:
Revenue	£552.1	£1,054.6	£903.3
Programming and other direct costs of services	(57.0)	(1.5)	(1.4)
Other operating	(298.4)	(279.0)	(314.2)
SG&A	(221.1)	(173.2)	(227.6)
Allocated share-based compensation expense	(0.1)	(2.1)	(15.5)
Included in net (loss) earnings	£(24.5)	£598.8	£344.6
Property, plant and equipment additions, net	£52.8	£50.7	£5.2

Revenue. Amounts primarily consist of our charges to nexfibre, charges to the Tesco Mobile JV, commissions from Telefónica for handset insurance policy sales and, to a lesser extent, roaming charges to Telefónica.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023

Programming and other direct costs of services. Amounts primarily consist of interconnect, roaming, lease and access fees and other services provided to us by certain Liberty Global and Telefónica subsidiaries.

Other operating expenses. Amounts primarily consist of network and technology-related services provided by Cornerstone.

SG&A expenses. Amounts for 2025, 2024 and 2023 consist of (i) charges of £158.4 million, £152.3 million and £225.6 million, respectively, related to support function staffing and other services provided by Liberty Global, Telefónica and affiliates, (ii) charges of £33.5 million, £70.1 million and £68.7 million, respectively, related to network and technology-related services provided by Liberty Global and Telefónica and (iii) charges of £29.2 million, £28.5 million and £27.8 million, respectively, related to brand and licensing fees payable to Telefónica.

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

The following table provides details of our related-party balances:

	31 December
	2025	2024
	in millions

Assets:
Trade receivables (a)	£15.1	£96.0
Current receivables (b)	184.2	193.9
Long-term receivables	9.7	—
Other long-term assets (c)	39.1	56.0
Total	£248.1	£345.9

Liabilities:
Accounts payable	£251.3	£345.9
Current portion of debt (d)	66.9	57.6
Other current liabilities (e)	26.1	27.2
Other long-term liabilities (f)	184.0	222.4
Total	£528.3	£653.1
_______________

(a)Amounts primarily relate to trade receivables arising from our charges to Telefónica subsidiaries and accrued income owed from nexfibre.

(b)Amounts represent non-interest bearing current receivables from certain Liberty Global and Telefónica subsidiaries arising in the normal course of business.

(c)Amounts relate to ROU assets which are leased from Cornerstone to VMED O2.

(d)Amounts relate to the value associated with Telefónica Factoring España, S.A., which bear interest at a rate of 5.7%.

(e)Amounts represent the current lease liability with regards to leased assets from Cornerstone to VMED O2 and certain tax-related liabilities owed to other Telefónica subsidiaries.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
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

Defined Benefit Plans:
•The defined benefit section of the Telefonica UK Pension Plan;
•The National Transcommunications Limited Pension Plan (NTL);
•The NTL 1999 Pension Scheme (NTL 99);
•Unfunded pension promises to former Telefonica UK employees; and
•Unfunded pension promises to former NTL employees, known as the Annual Compensation Payments (ACP) Plan.

Defined Contribution Plans:
•The Telefonica UK Pension Scheme;
•The Virgin Media Pension Plan; and
•The defined contribution section of the Telefonica UK Pension Plan.

All of the defined benefit plans are closed to new entrants and further benefit accrual. The Telefonica UK Pension Scheme and the Virgin Media Pension Plan remain open to new entrants and further contributions and the employer contributions are recognised as part of our staffing costs, which are included within operating costs in our consolidated statements of operations.

Defined Benefit Plans

The defined benefit plans provide benefits based on pensionable service and the member’s final pensionable salary. There are different normal retirement ages across these plans.

The defined benefit plans are administered and managed by independent trustee boards on behalf of the members in accordance with the terms of the various trust deed and rules and relevant legislation (principally, the Pensions Acts of 1993, 1995, 2004 and 2021). The trustee boards all include independent professional trustee directors, as well as directors nominated by both the Company and the membership.

A valuation of our defined benefit plans was undertaken as of 31 December 2025 by suitably qualified independent actuaries. The majority of our defined benefit plan assets are invested in bulk annuity insurance policies that materially match all of the liabilities of these pension plans. Residual plan assets are invested predominantly in cash or cash equivalents.

The actuarial risk that the assets invested in the plans will be insufficient to meet the expected benefits falls on the Company.

Current Events

Section 37 Court Ruling. In June 2023, the High Court made a ruling in the case Virgin Media Ltd v NTL Pension Trustees II Limited (and the ruling related to Section 37 of the 1993 Pensions Act and the correct interpretation of historic legislation governing the amendment of contracted-out DB schemes). In 2024, the Court of Appeal dismissed the appeal in the case made by the Company. NTL Pension Trustees II Limited have implemented amendments to the benefits of the NTL to reflect the ruling. The Trustees of the NTL 99 completed a similar detailed legal review of Scheme documentation and concluded there is no Section 37 issue. The Trustees of the Telefonica UK Pension Plan have yet to complete a detailed review of their Scheme documentation. The value of benefit increases in the NTL as a result of the rulings has been considered and accounted for within the pension scheme valuation for the prior year. There was no change in the position during 2025.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
Pension Buy-ins. On 25 November 2024, the Trustees of the Telefonica UK Pension Plan purchased a bulk purchase annuity policy with Pension Insurance Corporation (PIC) covering all liabilities of the defined benefit section of the Plan. On 26 November 2024, the Trustees of the NTL purchased a bulk purchase annuity policy with PIC covering all remaining liabilities of the Plan. This is in addition to annuity policies previously purchased with PIC in 2012 and 2017. These bulk purchase annuity policies (also known as buy-ins) will be held as investments of the respective plans and the Trustees retain financial responsibility for paying members’ pensions from these plans. The purchase of these policies was an investment decision by the Trustees and no decision has been made to buy out the plans. The buy-ins remove the material pension risk in respect of the pension plans while providing greater benefit security to the members of the plans. The buy-in premiums were funded from assets of the plans and an investment loss, based on the premium paid and the accounting valuation, has been recognised through other comprehensive loss and the majority of the total other comprehensive investment loss is due to the buy-in transactions. Under GAAP, there are two potential treatments for the buy-in: (i) assets set equal to the buy-in premium, liabilities remain unchanged (e.g. liabilities valued using AA corporate bond discount rate), or (ii) assets and liabilities both set equal to the buy-in premium. We have chosen to account under option (i) as it is more consistent with the investment decision to enter into the bulk annuity contract, as the valuation of the liability remains unchanged.

The table below provides summary information of our defined benefit plans:

	31 December
	2025	2024	2023
	in millions

Fair value of plan assets	£1,547.6	£1,559.0	£1,820.9
Projected benefit obligation	1,342.4	1,358.5	1,519.8
Net asset (a)(b)	£205.2	£200.5	£301.1
_______________

(a)Amounts include net obligations of £2.7 million, £2.8 million and £3.1 million, respectively, related to projected benefit obligations of unfunded schemes.

(b)VMED O2 is not required to limit any pension surplus, or recognise additional pension liabilities in individual plans, as economic benefits are available in the form of future refunds.

Changes in the present value of the projected benefit obligation associated with our various funded and unfunded defined benefit plans for the indicated periods are set forth below:

	2025	2024	2023
	in millions

Balance at 1 January	£1,358.5	£1,519.8	£1,468.5
Interest costs	73.2	67.1	68.2
Past service costs	—	7.4	—
Benefits paid	(68.8)	(66.3)	(66.7)
Actuarial (loss) gain	(20.5)	(169.5)	49.8
Balance at 31 December	£1,342.4	£1,358.5	£1,519.8

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
Changes in the fair value of the plan assets associated with our various funded defined benefit plans during the indicated periods are set forth below:

	2025	2024	2023
	in millions

Balance at 1 January	£1,559.0	£1,820.9	£1,824.4
Expected return on assets	72.8	83.6	100.0
Employer contributions	22.3	1.4	1.0
Benefits paid	(68.6)	(66.2)	(64.8)
Actuarial loss	(37.9)	(280.7)	(39.7)
Balance at 31 December	£1,547.6	£1,559.0	£1,820.9

We expect to contribute £1.0 million to our defined benefit plans during the year ended 31 December 2026 relating to the expected administration costs of the NTL plan. These funds are part of an escrow arrangement, whereby we have joint control of these funds with the Trustees of the NTL Plan. Both parties must agree to release any money into the Plan, and the Trustees must give their approval if any funds are released but not paid directly into the NTL Plan.

Our defined benefit plan assets as of 31 December 2025 comprise the following:

	L1	L2	L3
	Unlisted	Listed	Unlisted	Total
	in millions

Cash and cash equivalents	£40.5	£54.2	£—	£94.7
Derivatives	—	0.1		0.1
Bonds	—	0.5	—	0.5
Private debt and equity	—	—	—	—
Insurance policies	—	—	1,452.0	1,452.0
Property	—	0.3	—	0.3
Total	£40.5	£55.1	£1,452.0	£1,547.6

The details of the loss related to our defined benefit plans and recognised in our consolidated statements of comprehensive loss are set forth below:

	Year ended 31 December
	2025	2024	2023
	in millions

Actuarial loss recognised in accumulated other comprehensive gain (loss)	£7.8	£(112.0)	£(86.7)

Net periodic pension cost:
Interest costs	(73.2)	(67.1)	(68.2)
Expected return on assets	72.8	83.6	100.0
Amortisation of unrecognised net loss	(11.5)	(6.7)	—
Amortisation of prior service costs	(0.5)	(0.1)	0.1
Net periodic pension cost recognised in comprehensive loss	(12.4)	9.7	31.9

Total loss recognised in other comprehensive loss	£(4.6)	£(102.3)	£(54.8)

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
The main assumptions, shown as a range, as adopted under ASC 715, Compensation - Retirement Benefits for our defined benefit plans (funded and unfunded) as of 31 December 2025 are as follows:

	Telefonica UK funded & unfunded pension plans	NTL & unfunded ACP	NTL 99

Life expectancy (male currently aged 60 / 40) (in years)	86.0 / 87.1	86.9 / 88.1	86.4 / 87.6
Life expectancy (female currently aged 60 / 40) (in years)	88.7 / 89.8	88.8 / 89.9	88.4 / 89.6
Discount rate	5.6%	5.4%	5.6%
Inflation assumptions:
RPI	2.9%	2.8%	2.8%
CPI	2.4%	2.3%	2.3%
Mortality base table	110% / 110% (M/F) S3NA	93% / 102% (M/F) S3PA	99% / 107% (M/F) S3PA
Mortality future improvements	Continuous Mortality Investigation (CMI)_2024 projections with long-term rate of improvement of 1.00% per annum and an initial addition of 0.25% for each of the plans

As of 31 December 2025, the weighted average duration of the defined benefit obligation of our Telefonica UK funded and unfunded pension plans, our NTL and NTL 99 funded pension plans and our unfunded ACP pension plan were 14, 9 and 13 years, respectively.

A reduction in the discount rate and an increase in the inflation rate will result in an increase in the assessed value of liabilities as a higher value is placed on benefits expected to be paid in the future. A rise in the discount rate and an increase in the inflation rate will result in the opposite effect of similar magnitude. There is also uncertainty around the future life expectancy of the UK population. The value of current and future pension benefits will depend on how long these pensions are assumed to be in payment.

Any sensitivity analysis may not be representative of an actual change in the defined benefit obligation as it is unlikely that changes in assumptions would occur in isolation of one another. In presenting the sensitivity analyses, the change in present value of defined benefit obligations has been calculated using the projected unit credit method, which is the same as that applied in calculating the defined benefit obligation liability recognised in our consolidated balance sheets. The rate of inflation assumption sensitivity factors in the impact of changes to all assumptions relating to inflation, including the associated pension increase assumption. The following sensitivity analysis table summarises how a reasonably possible change in particular assumptions would, in isolation, result in an increase to the gross defined benefit obligation as of 31 December 2025 (in millions):

Decrease discount rate by 0.25%	£42.4
Increase inflation rate by 0.25%	£36.4
Increase life expectancy by 1 year	£33.7

The pension buy-in policies materially remove the risk associated with changes in the gross defined benefit obligation.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
As of 31 December 2025, the expected future benefit payments from the plans are as follows:

	Funded	Unfunded
	in millions

Year ending 31 December:
2026	£70.3	£0.2
2027	72.1	0.2
2028	73.9	0.2
2029	75.7	0.2
2030	77.6	0.2
Thereafter	2,877.3	4.8
Total	£3,246.9	£5.8

Other Pension Plans

We also operate defined contribution plans. The assets of these defined contribution arrangements are held separately from those of VMED O2 in independently administered funds. The expense in our consolidated statements of comprehensive loss relating to the defined contribution plans is equal to the contributions payable with respect to the periods presented, which totalled £62.4 million, £59.3 million and £75.9 million during 2025, 2024 and 2023, respectively.

(17)    Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive loss included on our consolidated balance sheets and statements of owners' equity reflect the aggregate impact of foreign currency translation adjustments and defined benefit-related adjustments. The changes in the components of accumulated other comprehensive earnings (loss), net of taxes, are summarised as follows:

	Foreign currency translation adjustments	Defined benefit-related adjustments	Total accumulated other comprehensive (loss)
	in millions

Balance at 1 January 2023	£43.8	£(175.0)	£(131.2)
Other comprehensive loss	(16.4)	(61.1)	(77.5)
Balance at 31 December 2023	27.4	(236.1)	(208.7)
Other comprehensive loss	6.5	(88.1)	(81.6)
Balance at 31 December 2024	33.9	(324.2)	(290.3)
Other comprehensive loss	(21.6)	(3.9)	(25.5)
Balance at 31 December 2025	£12.3	£(328.1)	£(315.8)

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
The components of other comprehensive loss, net of taxes, are reflected in our consolidated statements of comprehensive loss. The following tables summarise the income tax effects related to each component of other comprehensive loss, net of amounts reclassified to our consolidated statements of operations:

	Year ended 31 December 2025
	Pre-tax amount	Income tax benefit	Net-of-tax amount
	in millions

Foreign currency translation adjustments	£(21.6)	£—	£(21.6)
Defined benefit-related adjustments	(4.6)	0.7	(3.9)
Other comprehensive loss	£(26.2)	£0.7	£(25.5)

	Year ended 31 December 2024
	Pre-tax amount	Income tax benefit	Net-of-tax amount
	in millions

Foreign currency translation adjustments	£6.5	£—	£6.5
Defined benefit-related adjustments	(112.0)	23.9	(88.1)
Other comprehensive loss	£(105.5)	£23.9	£(81.6)

	Year ended 31 December 2023
	Pre-tax amount	Income tax benefit	Net-of-tax amount
	in millions

Foreign currency translation adjustments	£(16.4)	£—	£(16.4)
Defined benefit-related adjustments	(86.7)	25.6	(61.1)
Other comprehensive loss	£(103.1)	£25.6	£(77.5)

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
(18) NCI

O2 Daisy Group

On 1 August 2025, VMED O2 acquired 70% of O2 Daisy. VMED O2 is the 70% majority shareholder of O2 Daisy and Daisy Pikco is the non-controlling shareholder for the remaining 30%. For additional information regarding the O2 Daisy Transaction, see note 5.

The net gain attributable to NCI that arose at the Acquisition Date amounted to £58.4 million, which includes £301.4 million of goodwill.

In September 2025, O2 Daisy declared and paid a dividend of £28.6 million to Daisy Pikco. VMED O2 waived their right to the dividend.

In December 2025, O2 Daisy declared and paid a dividend of £20.4 million to VMED O2. Daisy Pikco waived their right to the dividend.

The following table summarises financial information about O2 Daisy and the related interest held by NCI, arising at the Acquisition Date:

	31 December 2025	1 August 2025
	in millions

Long-term assets	£2,796.0	£2,834.3
Current assets	527.7	333.3
Long-term liabilities	(1,714.5)	(1,565.4)
Current liabilities	(439.5)	(276.1)
Net assets (a)	£1,169.7	£1,326.1
Share attributable to NCI (b)	£(56.1)	£58.4

_______________

(a)The net assets outlined in this table represents the assets and liabilities of O2 Daisy measured at fair value on the date of acquisition.

(b)The share attributable to NCI is measured based on the the O2 Daisy results consolidated into the Group. We have applied the VMED O2 accounting policies set out in Note 3 for both the basis of consolidation as well as accounting for the business combination.

31 December 2025
in millions
Revenue	£528.5
Net loss	£(52.8)
Net loss attributable to NCI (a)	£(86.5)
_______________

(a)Net loss attributable to NCI includes £(15.9) million in respect of the net loss recorded for the period since the Acquisition Date, and £(70.6) in respect of the goodwill impairment detailed in note 8.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
(19)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our Company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and the JV Service Agreements. The following table sets forth the pound sterling equivalents of such commitments as of 31 December 2025. The commitments included in this table do not reflect any liabilities that are included on our 31 December 2025 consolidated balance sheet.

	Payments due during:
	2026	2027	2028	2029	2030	Thereafter	Total
	in millions

Programming commitments (a)	£628.5	£524.9	£214.7	£1.2	£—	£—	£1,369.3
Network and connectivity commitments (b)	555.1	66.9	61.0	53.8	48.8	232.5	1,018.1
Purchase and other commitments (c)	512.0	159.2	80.8	28.0	24.9	63.8	868.7
JV Service Agreements (d)	203.6	171.0	151.2	155.3	64.9	—	746.0
Total	£1,899.2	£922.0	£507.7	£238.3	£138.6	£296.3	£4,002.1
_______________

(a)Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us, as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services or (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs and we expect this will continue to be the case in future periods.

(b)Network and connectivity commitments include (i) service commitments associated with the nexfibre construction programme, (ii) commitments associated with VMED O2’s full fibre upgrade, (iii) mobile infrastructure investment and (iv) commitments associated with spectrum additions.

(c)Purchase and other commitments include unconditional and legally binding obligations related to (i) the purchase of CPE and other equipment, (ii) certain service-related commitments, including call centre, IT and maintenance services, and (iii) long-term Power Purchase Agreements.

(d)Pursuant to the JV Service Agreements, Liberty Global and Telefónica charge VMED O2 UK Limited fees, which our parent passes through, for the JV Services. The JV Services are provided to us on a transitional or ongoing basis. The JV Services provided by the Shareholders and their respective subsidiaries consist primarily of (i) technology and other services, (ii) capital-related expenditures for assets that we use or otherwise benefit us, (iii) brand name and procurement fees, and (iv) certain corporate services. The amounts set forth in the table above represent fixed minimum charges from Liberty Global and Telefónica pursuant to the JV Service Agreements. In addition to the fixed minimum charges, the JV Service Agreements provide for certain JV Services to be charged to us based upon usage of the services received. The fixed minimum charges set forth in the table above exclude fees for the usage-based services as these fees will vary from period to period. Accordingly, we expect to incur charges in addition to those set forth in the table above for usage-based services.

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
31 December 2025, 2024 and 2023

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

The claimant originally assessed the value of the claim against Telefonica UK at £256.0 million and as against the four mobile network operators at £3.3 billion. Before the claim could progress, it required certification (i.e. to be approved by the Tribunal to proceed as a collective action). On 14 November 2025, the Tribunal handed down its judgment in which the claim was certified and so the case will proceed to a substantive trial. At the same time, following an application by us, the Tribunal found that the time period of the claim prior to October 2015 was time-barred which means that the majority of the claim against Telefonica UK has no basis to be brought and which significantly reduces the size of the claim. The claimant has reassessed the value of the claim against Telefonica UK at £79 million and against the four mobile network operators at £1.4 billion. Any final determination of the claim is unlikely for several years. We intend to continue to vigorously defend this matter.

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

In addition to the foregoing items, we may have contingent liabilities related to matters arising in the ordinary course of business including (i) legal proceedings, (ii) regulatory compliance matters and investigations, (iii) issues involving VAT and employment, property, withholding and other tax issues and (iv) disputes over interconnection, programming, copyright and channel carriage fees. During 2025, Ofcom adjudicated on an open investigation and imposed a fine of £23.8 million. Ofcom currently has an open investigation into a VMED O2 subsidiary and we are cooperating with Ofcom on this matter. No assurance can be given that the resolution of this contingency will not result in a material impact on our results of operations, cash flows or financial position in any given period. In general, due to the complexity of the issues involved and the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavourable outcomes at this time.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
(20)    Segment Reporting

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

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segment for 2025, 2024 and 2023. Adjusted EBITDA is the primary measure used by our CODM to evaluate operating performance, supporting the singular reportable segment. Our CODM does not use total assets as a primary metric to assess performance of our operations and allocate resources due to the nature of our business.

Revenue

Our revenue by major category is set forth below:

	Year ended 31 December
	2025	2024	2023
	in millions

Mobile (a)	£5,580.2	£5,687.0	£5,949.3
Handset	1,178.3	1,286.7	1,521.1
Fixed	3,912.8	3,852.1	3,872.7
Consumer fixed (b)	3,361.6	3,400.2	3,325.2
Subscription (c)	3,284.8	3,331.2	3,266.6
Other (d)	76.8	69.0	58.6
B2B fixed (e)	551.2	451.9	547.5
Other (f)	620.1	1,141.4	1,090.7
Total	£10,113.1	£10,680.5	£10,912.7
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
31 December 2025, 2024 and 2023
(f)Other revenue primarily includes revenue from construction management activities provided to nexfibre, amongst other items, such as corporate activities provided to nexfibre, the sale of handset insurance policies, SMIP, the provision of information and communication technology services and associated connectivity to O2 business customers and other services.

Adjusted EBITDA

Adjusted EBITDA is the primary measure used by our CODM to evaluate operating performance and is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources and (ii) evaluate the effectiveness of our management for the purposes of annual and other incentive compensation plans. As we use the term, Adjusted EBITDA is defined as earnings (loss) before income taxes, other non-operating income or expenses, share of results of investments accounted for by the equity method, net finance costs, depreciation and amortisation, share-based compensation, impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets and (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees. Share-based compensation for purposes of calculating Adjusted EBITDA also includes awards granted to VMED O2 employees that are settled with Liberty Global or Telefónica shares. Our internal decision makers believe Adjusted EBITDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking and (3) identify strategies to improve operating performance. We believe our consolidated Adjusted EBITDA measure, which is a non-GAAP measure, useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measure may not be directly comparable to similar measures used by other companies.

Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our consolidated statements of operations. The following table provides a reconciliation of Adjusted EBITDA to Net (loss) earnings before income taxes:

	Year ended 31 December
	2025	2024	2023
	in millions

Adjusted EBITDA	£3,536.1	£3,523.8	£3,642.8
Impairment, restructuring and other operating items, net	3,893.1	79.6	2,477.2
Share-based compensation expense	76.4	40.8	24.9
Depreciation and amortisation	2,813.1	2,591.3	2,969.3
Operating (loss) income	(3,246.5)	812.1	(1,828.6)
Interest expense	(1,218.4)	(1,279.1)	(1,210.0)
Interest income	39.3	42.8	48.0
Realised and unrealised (losses) gains on derivative instruments, net	(732.6)	392.3	(804.0)
Foreign currency transaction gains (losses), net	514.7	(29.0)	589.2
(Losses) gains on debt extinguishment, net	(2.8)	2.2	9.7
Share of results of affiliates, net	19.1	28.6	72.8
Other income, net	17.3	7.5	22.9
Gain on equity method change in ownership	—	48.5	102.2
Net (loss) earnings before income taxes	£(4,609.9)	£25.9	£(2,997.8)

Segment expenses

For details of our segment expenses, primarily our programming and other direct costs of services, other operating expenses and SG&A expenses, see the consolidated statements of operations and note 15. The information presented in the consolidated financial statements is consistent with the information reviewed by our CODM. Further details regarding segment expenses reconciling our net earnings (loss) to Adjusted EBITDA include:

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023

Depreciation and amortisation expense

Our depreciation and amortisation expense was £2,813.1 million, £2,591.3 million and £2,969.3 million during 2025, 2024 and 2023, respectively. Depreciation and amortisation expense increased £221.8 million or 8.6% during 2025, as compared to 2024, and decreased £378.0 million or 12.7% during 2024, as compared to 2023. The increase during 2025 is primarily related to the additional impact of assets acquired in the O2 Daisy Transaction and the impact of spectrum licence additions. The decreases during 2024 is primarily due to decreases associated with certain assets becoming fully depreciated.

Impairment, restructuring and other operating expense

Our impairment, restructuring and other operating expense was £3,893.1 million, £79.6 million and £2,477.2 million during 2025, 2024 and 2023, respectively. The main driver of the impairment, restructuring and other operating expense is the goodwill impairment of £3,840.2 million during 2025 and £2,344.0 million during 2023, thus the movements are primarily attributable to the goodwill impairment charges.

Interest expense

Our interest expense was £1,218.4 million, £1,279.1 million and £1,210.0 million during 2025, 2024 and 2023, respectively. Our interest expense decreased £60.7 million or 4.7% during 2025, as compared to 2024, and increased £69.1 million or 5.7% during 2024, as compared to 2023. These changes primarily relate to movements in interest rates on our debt instruments.

Interest income

Our interest income was £39.3 million, £42.8 million and £48.0 million during 2025, 2024 and 2023, respectively. Our interest income decreased £3.5 million or 8.2% during 2025, as compared to 2024, and decreased £5.2 million or 10.8% during 2024, as compared to 2023. These movements primarily relate to changes in bank interest rates on cash balances.

Income tax benefit (expense)

Our income tax benefit (expense) was £150.3 million, (£24.6 million) and £233.4 million during 2025, 2024 and 2023, respectively. See note 12 for further details.

(21) Subsequent Events

In January 2026, Virgin Media O2 Vendor Financing Notes V Designated Activity Company (Virgin Media O2 Financing V Company), a third-party SPE that is outside of the Group issued £175.0 million aggregate principal amount of 7.875% Vendor Financing Notes due 2032 (the Additional Notes) as an add on to its existing £400.0 million aggregate principal amount of 7.875% Vendor Financing Notes due 2032 (the Original Notes and together with the Additional Notes, the 2032 Vendor Financing Notes). The proceeds from the Additional Notes, together with the proceeds from the Original Notes, are to be used to (i) purchase eligible payment obligations and accounts receivable of Virgin Media Investment Holdings Limited (VMIH) and certain other Virgin Media O2 subsidiaries, and (ii) to the extent that the proceeds from the 2032 Vendor Financing Notes exceed the amount of vendor financed receivables available for purchase, the excess proceeds are used to fund excess cash facilities to VMIH.

In January 2026, Virgin Media O2 Vendor Financing Notes VI Designated Activity Company (Virgin Media O2 Financing VI Company), a third-party SPE that is outside of the Group issued $500.0 million principal amount of 8.500% vendor financing notes at par due 15 March 2033.

In January 2026, Virgin Media O2 Vendor Financing Notes VII Designated Activity Company (Virgin Media O2 Financing VII Company), a third-party SPE that is outside of the Group issued €550.0 million principal amount of 7.500% vendor financing notes at par due 15 March 2033.

VMED O2 UK LIMITED
Notes to Consolidated Financial Statements — (Continued)
31 December 2025, 2024 and 2023
In January 2026, Virgin Media O2 Vendor Financing Notes VIII Designated Activity Company (Virgin Media O2 Financing VIII Company), a third-party SPE that is outside of the Group issued £250.0 million principal amount of 8.875% vendor financing notes at par due 15 March 2033.

The proceeds of the Vendor Financing Notes due 15 March 2033 (collectively, the 2033 Vendor Financing Notes) are to be used to (i) purchase eligible payment obligations and accounts receivable of VMIH and certain other Virgin Media O2 subsidiaries, and (ii) to the extent that the proceeds from the 2033 Vendor Financing Notes exceed the amount of vendor financed receivables available for purchase, the excess proceeds are used to fund excess cash facilities to VMIH.

In January 2026, Virgin Media O2 issued a EUR 920.0 million term loan (Term Loan AF), maturing on 15 October 2031 and bearing interest at a rate of EURIBOR + 3.000%, subject to adjustment based on the achievement or otherwise of certain ESG metrics. Proceeds were used to (i) prepay EUR 74.6 million of Term Loan Z and EUR 151.1 million of Term Loan O and (ii) purchase EUR 645.4 million of Term Loan Z and EUR 48.9 million of Term Loan O which were subsequently exchanged into Term Loan AF.

In January 2026, £925.0 million of Term Loan AC1 and £750.0 million of Term Loan AC2 were consolidated into a single tranche, Term Loan AC, maturing on 1 August 2030 and bearing an interest at a rate of SONIA + 3.250% per annum, subject to adjustment based on the achievement or otherwise of certain ESG metrics.

In January 2026 and February 2026 we drew £200.0 million and £215.0 million, respectively, from the Revolving Credit Facility. In March 2026, we repaid £115.0 million of the Revolving Credit Facility. As of the date of this report, £300.0 million remains drawn from the Revolving Credit Facility.

In February 2026, InfraVia Capital Partners, Liberty Global and Telefónica announced an agreement to acquire Substantial Group (including the “YouFibre” and “Brsk” brands) for £2.0 billion through their existing joint venture, nexfibre (a related-party for Virgin Media O2). As part of the transaction, Virgin Media O2 will (i) enter into an extended wholesale agreement, a fibre construction agreement, and various other commercial agreements with nexfibre and receive cash proceeds, and an indirect minority stake in the holding company through which Telefónica, InfraVia Capital Partners and Liberty Global currently invest in nexfibre, in consideration for its exclusivity commitment (ii) sell certain fibre network assets to nexfibre, (iii) acquire Substantial Group’s retail customers and the “YouFibre” and “Brsk” brands from nexfibre. Completion of the transaction is subject to customary regulatory approvals.