Form 10-Q
period 2026-03-31
Liberty Global Ltd.
filed 2026-05-01
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding common shares of Liberty Global Ltd. as of April 24, 2026 was: 175,460,330 class A common shares, 12,968,658 class B common shares and 149,668,449 class C common shares.

LIBERTY GLOBAL LTD.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2026	December 31, 2025
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,828.3	$2,081.4
Trade receivables, net (note 3)	523.2	558.2
Other current assets (notes 3, 4, 5 and 6)	762.1	756.8
Total current assets	3,113.6	3,396.4
Investments and related notes receivable (including $1,500.2 million and $1,631.5 million, respectively, measured at fair value on a recurring basis) (note 5)	7,459.4	7,686.1
Property and equipment, net (notes 8 and 10)	5,320.5	5,270.3
Goodwill (note 8)	3,444.5	3,502.8
Intangible assets subject to amortization, net (note 8)	1,303.8	1,349.4
Other assets, net (notes 3, 6 and 10)	1,235.9	1,390.9
Total assets	$21,877.7	$22,595.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2026	December 31, 2025
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$441.7	$478.7
Deferred revenue (note 3)	255.9	291.9
Current portion of debt and finance lease obligations (notes 9 and 10)	703.8	764.0
Accrued capital expenditures	197.1	158.0
Accrued income taxes	108.3	218.2
Other accrued and current liabilities (notes 4, 6 and 10)	1,103.0	1,248.3
Total current liabilities	2,809.8	3,159.1
Long-term debt and finance lease obligations (notes 9 and 10)	7,726.8	7,830.9
Long-term operating lease liabilities (note 10)	727.8	739.7
Other long-term liabilities (notes 3 and 6)	878.6	920.4
Total liabilities	12,143.0	12,650.1

Commitments and contingencies (notes 6, 9, 10, 11 and 14)

Equity:
Liberty Global shareholders:
Class A common shares, $0.01 nominal value. Issued and outstanding 175,450,201 and 174,502,063 shares, respectively	1.7	1.7
Class B common shares, $0.01 nominal value. Issued and outstanding 12,968,658 and 12,968,658 shares, respectively	0.1	0.1
Class C common shares, $0.01 nominal value. Issued and outstanding 149,653,085 and 147,333,037 shares, respectively	1.5	1.5
Additional paid-in capital	776.7	712.4
Accumulated earnings	5,442.3	5,104.5
Accumulated other comprehensive earnings, net of taxes	3,282.0	3,915.6
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	9,504.2	9,735.7
Noncontrolling interests	230.5	210.1
Total equity	9,734.7	9,945.8
Total liabilities and equity	$21,877.7	$22,595.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2026	2025
	in millions, except per share amounts

Revenue (notes 3, 5 and 15)	$1,274.6	$1,171.2
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 10)	426.6	403.4
Other operating (notes 10 and 12)	220.0	191.2
Selling, general and administrative (SG&A) (notes 10 and 12)	298.6	285.4
Depreciation and amortization	264.8	232.2
Impairment, restructuring and other operating items, net (note 10)	40.8	(1.7)
	1,250.8	1,110.5
Operating income	23.8	60.7
Non-operating income (expense):
Interest expense	(113.7)	(127.5)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	132.2	(164.7)
Foreign currency transaction gains (losses), net	430.2	(1,081.0)
Realized and unrealized gains due to changes in fair values of certain investments, net (notes 5 and 7)	57.8	55.8
Share of results of affiliates, net (note 5)	(21.7)	(148.0)
Other income, net	25.0	11.4
	509.8	(1,454.0)
Earnings (loss) before income taxes	533.6	(1,393.3)
Income tax benefit (expense) (note 11)	(175.4)	70.0
Net earnings (loss)	358.2	(1,323.3)
Net earnings attributable to noncontrolling interests	(20.4)	(14.0)
Net earnings (loss) attributable to Liberty Global shareholders	$337.8	$(1,337.3)

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 13)	$1.01	$(3.84)
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 13)	$0.96	$(3.84)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended March 31,
	2026	2025
	in millions

Net earnings (loss)	$358.2	$(1,323.3)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(635.4)	1,627.0
Reclassification adjustment included in net earnings (loss)	0.3	—
Pension-related adjustments and other	1.5	(5.1)
Other comprehensive earnings (loss)	(633.6)	1,621.9
Comprehensive earnings (loss)	(275.4)	298.6
Comprehensive loss attributable to noncontrolling interests	(20.4)	(14.0)
Comprehensive earnings (loss) attributable to Liberty Global Shareholders	$(295.8)	$284.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2025	$1.7	$0.1	$1.6	$777.0	$12,242.6	$(657.0)	$(0.1)	$12,365.9	$178.4	$12,544.3
Net loss	—	—	—	—	(1,337.3)	—	—	(1,337.3)	14.0	(1,323.3)
Other comprehensive earnings, net of taxes	—	—	—	—	—	1,621.9	—	1,621.9	—	1,621.9
Repurchases and cancellations of Liberty Global common shares	—	—	—	(38.8)	—	—	—	(38.8)	—	(38.8)
Share-based compensation (note 12)	—	—	—	26.6	—	—	—	26.6	—	26.6
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	10.5	—	—	—	10.5	0.1	10.6
Balance at March 31, 2025	$1.7	$0.1	$1.6	$775.3	$10,905.3	$964.9	$(0.1)	$12,648.8	$192.5	$12,841.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2026	$1.7	$0.1	$1.5	$712.4	$5,104.5	$3,915.6	$(0.1)	$9,735.7	$210.1	$9,945.8
Net earnings	—	—	—	—	337.8	—	—	337.8	20.4	358.2
Other comprehensive loss, net of taxes	—	—	—	—	—	(633.6)	—	(633.6)	—	(633.6)
Share-based compensation (note 12)	—	—	—	32.3	—	—	—	32.3	—	32.3
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	32.0	—	—	—	32.0	—	32.0
Balance at March 31, 2026	$1.7	$0.1	$1.5	$776.7	$5,442.3	$3,282.0	$(0.1)	$9,504.2	$230.5	$9,734.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2026	2025
	in millions

Cash flows from operating activities:
Net earnings (loss)	$358.2	$(1,323.3)
Adjustments to reconcile earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	37.1	33.4
Depreciation and amortization	264.8	232.2
Impairment, restructuring and other operating items, net	40.8	(1.7)
Amortization of deferred financing costs and non-cash interest	6.0	15.7
Realized and unrealized losses (gains) on derivative instruments, net	(132.2)	164.7
Foreign currency transaction losses (gains), net	(430.2)	1,081.0
Realized and unrealized gains due to changes in fair values of certain investments, net	(57.8)	(55.8)
Share of results of affiliates, net	21.7	148.0
Deferred income tax expense (benefit)	8.4	(97.8)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(9.2)	(67.2)
Net cash provided by operating activities	107.6	129.2

Cash flows from investing activities:
Capital expenditures, net	(397.6)	(243.3)
Cash received from the sale of investments	233.3	700.4
Cash paid for investments	(60.9)	(407.0)
Other investing activities, net	2.2	2.4
Net cash provided (used) by investing activities	$(223.0)	$52.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended March 31,
	2026	2025
	in millions

Cash flows from financing activities:
Borrowings of debt	$50.2	$555.2
Operating-related vendor financing additions	68.4	71.2
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(126.1)	(550.2)
Principal payments on operating-related vendor financing	(88.0)	(86.4)
Principal payments on capital-related vendor financing	(7.9)	(10.0)
Principal payments on finance leases	(1.8)	(1.9)
Repurchases of Liberty Global common shares	—	(37.9)
Other financing activities, net	(8.8)	(6.2)
Net cash used by financing activities	(114.0)	(66.2)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(23.8)	50.8
Net increase (decrease) in cash and cash equivalents and restricted cash	(253.2)	166.3
Cash and cash equivalents and restricted cash:
Beginning of period	2,087.1	1,822.3
Net increase (decrease)	(253.2)	166.3
End of period	$1,833.9	$1,988.6

Cash paid for interest	$135.3	$137.2
Net cash paid for taxes	$104.5	$73.4

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$1,828.3	$1,982.6
Restricted cash included in other current assets and other assets, net	5.6	6.0
Total cash and cash equivalents and restricted cash	$1,833.9	$1,988.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2026
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

We provide residential and business-to-business (B2B) communications services in (i) Belgium and Luxembourg through certain wholly-owned subsidiaries that we collectively refer to as “Telenet” and (ii) Ireland through another wholly-owned subsidiary (VM Ireland). In addition, we own 50% noncontrolling interests in (a) a 50:50 joint venture (the VMO2 JV) with Telefónica SA (Telefónica), which provides residential and B2B communications services in the United Kingdom (U.K.), and (b) a 50:50 joint venture (the VodafoneZiggo JV) with Vodafone Group plc (Vodafone), which provides residential and B2B communications services in the Netherlands.

We also have controlling interests in Wyre Holding BV (Wyre), an independent infrastructure company in Belgium, and Formula E Holdings Ltd. (Formula E), a global electric motor racing series.

Through April 30, 2026, we provided residential and business telecommunications services in Slovakia through UPC Slovakia (as defined in note 4). Effective with the signing of the share purchase agreement on December 18, 2025, we began accounting for UPC Slovakia as held for sale. Accordingly, the held-for-sale assets and liabilities of UPC Slovakia are included in other current assets and other accrued and current liabilities, respectively, on our condensed consolidated balance sheets. Consistent with the applicable guidance, we have not reflected similar reclassifications in our condensed consolidated statements of operations or cash flows. For additional information, see note 4.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2025 consolidated financial statements and notes thereto included in our 2025 Annual Report on Form 10-K, as amended (our 2025 10-K).

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2026.

Certain prior-period amounts have been reclassified to conform to the current period presentation, including the separate segment presentation of Telenet and Wyre, as described in note 15.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
(2)   Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

ASU 2025-05

In July 2025, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which provides a practical expedient for all entities to assume current conditions as of the balance sheet date will remain through the reasonable and supportable forecast period for eligible assets. Entities will continue to be required to adjust the historical data used in the estimation of credit losses to reflect current conditions. If elected, the practical expedient should be applied consistently to all eligible accounts receivable and contract assets. Additionally, entities that have elected the practical expedient must disclose their decision to do so. We adopted ASU 2025-05 on January 1, 2026 and are applying the practical expedient, noting no significant impact to our credit loss provisions.

ASU 2023-09

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency of income tax matters within financial statements, providing stakeholders with a clearer understanding of tax positions and their associated risks and uncertainties. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. We adopted ASU 2023-09 on January 1, 2025 on a retrospective basis. For additional information concerning our income taxes, see note 11.

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
March 31, 2026
(unaudited)
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

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $31.2 million and $31.3 million at March 31, 2026 and December 31, 2025, respectively.
If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $11.8 million and $11.4 million as of March 31, 2026 and December 31, 2025, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $269.4 million and $305.9 million as of March 31, 2026 and December 31, 2025, respectively. The decrease in deferred revenue for the three months ended March 31, 2026 is primarily due to the net effect of (a) the recognition of $216.1 million of revenue that was included in our deferred revenue balance at December 31, 2025 and (b) the impact of additions during the period. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Unsatisfied Performance Obligations

A significant portion of our revenue is derived from subscription service contracts with an initial duration of less than 12 months. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of future revenue to be recognized from our existing customers. Revenue from customers who are subject to contracts is generally recognized over the term of such contracts, which is typically 12 months for our residential service contracts, one to three years for our mobile service contracts and one to five years for our B2B service contracts. The average remaining contractual term for B2B non-subscription services is approximately three years. At March 31, 2026 the aggregate transaction price allocated to remaining performance obligations related to our B2B and other fixed-fee service agreements with terms greater than one year was approximately $2.0 billion and is expected to be recognized over the respective remaining contractual terms.

(4)    Acquisitions and Dispositions

Pending Acquisition

On February 18, 2026, Liberty Global entered into a sale and purchase agreement with Vodafone to acquire its 50% interest in the VodafoneZiggo JV for consideration of (i) €1.0 billion ($1.2 billion) in cash and (ii) a 10% equity interest in a new Benelux holding company, which will hold Liberty Global’s interests in VodafoneZiggo and Telenet.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
At closing, the existing shareholders’ agreement governing the VodafoneZiggo JV will be terminated and replaced with a new shareholders’ agreement, and certain existing agreements, including service agreements, between VodafoneZiggo, Vodafone and Liberty Global will continue as amended in connection with the closing of the transaction. The transaction is expected to close in the second half of 2026, subject to regulatory approvals.

Disposition

On April 30, 2026, we completed the sale of our operations in Slovakia (UPC Slovakia) to O2 Slovakia s.r.o., an affiliate of e& PPF Telecom Group B.V. After considering debt and working capital adjustments, we received net cash proceeds of €94.8 million ($111.2 million at the transaction date). In our segment presentation, UPC Slovakia is included in our “all other category.”

In connection with the sale of UPC Slovakia, we have agreed to provide certain transitional services for a period of up to 42 months from the closing of the transaction. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by the purchaser, however, we do not expect these charges to be material. Liberty Global will also allow the use of the “UPC” brand for a transitional period of up to three years as part of the transaction.

Effective with the signing of the share purchase agreement on December 18, 2025, we began accounting for UPC Slovakia as held for sale. Accordingly, we ceased to depreciate or amortize the long-lived assets of UPC Slovakia. However, we have not presented UPC Slovakia as a discontinued operation as this transaction did not represent a strategic shift that will have a major effect on our financial results or operations. The carrying amounts of UPC Slovakia’s held-for-sale assets and liabilities, which are included in other current assets and other accrued and current liabilities, respectively, on our condensed consolidated balance sheets, are summarized below:

	March 31, 2026	December 31, 2025
	in millions

Total assets	$122.7	$122.5
Total liabilities	$15.6	$18.2

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
(5)    Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2026	December 31, 2025	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMO2 JV	$3,677.2	$3,756.7	50.0
VodafoneZiggo JV (c)	1,701.8	1,738.6	50.0
AE Group Sàrl (AtlasEdge JV) (d)	376.1	388.4	48.8
Nexfibre Networks Limited (nexfibre JV) (e)	92.5	88.3	25.0
Other	111.6	82.6
Total — equity	5,959.2	6,054.6
Fair value:
Short-term:
Separately-managed accounts (SMAs) (f)	46.3	76.2
Long-term:
EdgeConneX, Inc. (EdgeConneX) (g)	513.3	528.3	3.3
Televisa Univision, Inc. (Televisa Univision)	299.5	299.5	6.5
ITV plc (ITV) (h)	93.4	208.4	2.5
CANAL+ Polska S.A (CANAL+ Polska).	79.0	81.8	17.0
Lionsgate Studios Corp. (Lionsgate)	67.4	64.2	2.4
Plume Design, Inc. (Plume) (i)	62.9	64.1	10.3
Aviatrix Systems, Inc. (Aviatrix)	23.4	25.2	4.3
Other	361.3	360.0
Total — fair value	1,546.5	1,707.7
Total investments (j)	$7,505.7	$7,762.3
Short-term investments	$46.3	$76.2
Long-term investments	$7,459.4	$7,686.1
_______________

(a)Represents our economic ownership based on total shares owned as a percentage of total shares outstanding as of the most recent balance sheet date or the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal their respective fair values. At March 31, 2026 and December 31, 2025, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $1,012.4 million and $1,029.2 million, respectively, related to amounts associated with the VodafoneZiggo JV Receivables, as defined below.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global, comprising (i) a €700.0 million note receivable ($807.8 million and $821.5 million equivalent at March 31, 2026 and December 31, 2025, respectively) (the VodafoneZiggo JV Receivable I) and (ii) a €207.9 million note receivable ($239.9 million and $244.0 million equivalent at March 31, 2026 and December 31, 2025, respectively) (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at a rate of 5.55% and have a final maturity date of December 31, 2030. During the three months ended March 31, 2026, interest accrued on the VodafoneZiggo JV Receivables was €12.7 million ($14.7 million), all of which has been cash settled.

(d)Liberty Global owns a 50% noncontrolling voting interest in the AtlasEdge JV.

(e)Liberty Global owns a 25% noncontrolling voting interest in the nexfibre JV.

(f)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. With the exception of our SMA invested in a leveraged structured note, all investments held under SMAs were sold as of the first quarter of 2025. During the first quarter of 2026, we redeemed $36.6 million of the leveraged structured note. Subsequent to March 31, 2026, we redeemed the remaining leveraged structured note balance and received cash proceeds of $46.3 million. The SMA balances are included in other current assets on our condensed consolidated balance sheets.

(g)Our investment in EdgeConneX is held through two distinct limited partnerships (LPs), Herndon Topco and McNair Topco. The ownership percentages in EdgeConneX are 3.5% and 2.6% for Herndon TopCo and McNair TopCo, respectively. The combined investment in EdgeConneX through these LPs results in a weighted ownership percentage of 3.3%. This calculation considers the individual ownership percentages and the respective investment amounts in each LP. During the first quarter of 2026, we disposed of approximately 16% of our interest in EdgeConneX through Herndon TopCo LP. We received aggregate cash proceeds of $73.6 million from the sale.

(h)On March 17, 2026, we disposed of approximately one-half of our interest in ITV. We received aggregate cash proceeds of approximately £76.1 million ($101.8 million) from the sale.

(i)Our investment in Plume includes warrants with a fair value of $20.6 million and $21.1 million at March 31, 2026 and December 31, 2025, respectively.

(j)The purchase and sale of investments are presented on a gross basis in our condensed consolidated statements of cash flows, including amounts associated with SMAs.

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2026	2025
	in millions

VMO2 JV (a)	$(16.6)	$(86.6)
VodafoneZiggo JV (b)	6.8	(22.6)
AtlasEdge JV	(5.6)	(16.0)
nexfibre JV	(5.1)	(12.6)
Other, net	(1.2)	(10.2)
Total	$(21.7)	$(148.0)

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
_______________

(a)Represents our share of the results of operations of the VMO2 JV.

(b)Represents (i) our share of the results of operations of the VodafoneZiggo JV and (ii) 100% of the interest income earned on the VodafoneZiggo JV Receivables.

VMO2 JV

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). The agreements underlying the U.K. JV Services expire in 2030. The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services provided pursuant to the U.K. JV Framework Agreement. At March 31, 2026 and December 31, 2025, $83.8 million and $79.3 million, respectively, was due from the VMO2 JV related to the aforementioned transactions. The amounts due from the VMO2 JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

The following table sets forth a summary of revenue recorded from the VMO2 JV:

	Three months ended March 31,
	2026	2025
	in millions

Fixed fee	$59.3	$54.1
Variable charges (a)	33.9	34.4
Total revenue	$93.2	$88.5
_______________

(a)Amounts primarily include the sale of customer premises equipment (CPE) at a mark-up.

The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended March 31,
	2026	2025
	in millions

Revenue	$3,222.4	$3,126.3
Loss before income taxes	$(39.0)	$(212.2)
Net loss	$(27.6)	$(165.8)

VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided pursuant to the NL JV Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $54.0 million and $46.1 million during the three months ended March 31, 2026 and 2025, respectively, primarily related to (a) the NL JV Services and (b) the sale of CPE to the VodafoneZiggo JV at a mark-up. At March 31, 2026 and December 31, 2025, $39.8 million and $42.7 million, respectively, was due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

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

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2026	2025
	in millions

Revenue	$1,148.5	$1,052.0
Earnings (loss) before income taxes	$3.2	$(89.0)
Net loss	$(16.7)	$(70.5)

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains due to changes in fair values of certain investments, net:

	Three months ended March 31,
	2026	2025
	in millions

EdgeConneX	$58.9	$(11.3)
ITV	(13.4)	36.7
SMAs	7.1	(3.3)
Televisa Univision	5.0	(14.0)
Vodafone (a)	—	63.7
Other, net	0.2	(16.0)
Total	$57.8	$55.8
_______________

(a)We completed the sale of our investment in Vodafone during the third quarter of 2025.

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
March 31, 2026
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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2026			December 31, 2025
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$133.4	$124.1	$257.5	$127.1	$113.8	$240.9
Foreign currency forward and option contracts	0.8	—	0.8	0.1	—	0.1
Other	8.2	0.9	9.1	7.8	—	7.8
Total	$142.4	$125.0	$267.4	$135.0	$113.8	$248.8
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$50.9	$75.7	$126.6	$126.2	$122.0	$248.2
Foreign currency forward and option contracts	0.2	1.1	1.3	1.9	0.9	2.8
Other	7.0	—	7.0	8.2	0.5	8.7
Total	$58.1	$76.8	$134.9	$136.3	$123.4	$259.7
_______________

(a)Our current and long-term derivative assets and current and long-term derivative liabilities are included in other current assets, other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains of $0.4 million and $4.2 million during the three months ended March 31, 2026 and 2025, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended March 31,
	2026	2025
	in millions

Cross-currency and interest rate derivative contracts	$130.2	$(110.7)
Foreign currency forward and option contracts	2.0	(4.7)
Equity-related derivative instruments	—	(49.2)
Other	—	(0.1)
Total	$132.2	$(164.7)
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

	Three months ended March 31,
	2026	2025
	in millions

Operating activities	$(8.1)	$13.7
Investing activities	—	(0.1)
Financing activities	(0.1)	—
Total	$(8.2)	$13.6

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At March 31, 2026, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $152.2 million.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
Details of our Derivative Instruments

Cross-currency Swap Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2026, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at March 31, 2026:

	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average remaining life
	in millions		in years

Telenet	$3,266.6	€2,899.5	2.0

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2026:

	Pays fixed rate		Receives fixed rate
	Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions	in years	in millions	in years

Telenet	$4,166.1 (a)	3.1	$—	—
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to March 31, 2026. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at March 31, 2026:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Telenet	$3,576.0	0.3

VM Ireland	$1,038.6	0.3

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars,

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At March 31, 2026, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.0 billion and $1.3 billion, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Decrease to borrowing costs at March 31, 2026 (a)

VM Ireland	(1.58)%
Telenet	(1.49)%
Total decrease to borrowing costs	(1.50)%
_______________

(a)Represents the effect of derivative instruments in effect at March 31, 2026 and does not include forward-starting derivative instruments.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of March 31, 2026, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $189.2 million.

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of March 31, 2026 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used for nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets (including franchise and licensing rights), property and equipment and the implied value of goodwill. The valuation of reporting units is based on an income-based approach (discounted cash flows) using assumptions in our long-range business plans or a market-based approach (current multiples of comparable public companies and guideline transactions) and, in some cases, a combination of an income-based approach and a market-based approach. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
growth and Adjusted EBITDA margin (as defined in note 15), and terminal growth rates, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three months ended March 31, 2026 and 2025, we did not perform any significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 2025 10-K.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2026 using:
Description	March 31, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$257.5	$—	$257.5	$—
Foreign currency forward and option contracts	0.8	—	0.8	—
Other	9.1	—	9.1	—
Total derivative instruments	267.4	—	267.4	—
Investments:
SMAs	46.3	—	46.3	—
Other investments	1,500.2	166.2	0.1	1,333.9
Total investments	1,546.5	166.2	46.4	1,333.9
Total assets	$1,813.9	$166.2	$313.8	$1,333.9

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$126.6	$—	$126.6	$—
Foreign currency forward and option contracts	1.3	—	1.3	—
Other	7.0	—	7.0	—
Total liabilities	$134.9	$—	$134.9	$—

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)

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

A reconciliation of the beginning and ending balances of our investments measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows (in millions):

Balance of Level 3 investments at January 1, 2026	$1,353.3
Gains included in net earnings (a):
Realized and unrealized gains due to changes in fair values of certain investments, net	61.0
Additions	10.6
Dispositions	(73.6)
Foreign currency translation adjustments and other, net	(17.4)
Balance of Level 3 investments at March 31, 2026 (b)	$1,333.9
_______________

(a)Amounts primarily relate to Level 3 investments that we continue to carry on our condensed consolidated balance sheet as of March 31, 2026.

(b)As of March 31, 2026, $379.2 million of our Level 3 investments were accounted for under the measurement alternative at cost less impairment, adjusted for observable price changes.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2026	December 31, 2025
	in millions

Distribution systems	$7,305.0	$7,189.1
Support equipment, buildings and land	2,980.9	2,941.2
CPE	1,091.3	1,070.2
Total property and equipment, gross	11,377.2	11,200.5
Accumulated depreciation	(6,056.7)	(5,930.2)
Total property and equipment, net	$5,320.5	$5,270.3

During the three months ended March 31, 2026 and 2025, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $30.1 million and $20.6 million, respectively, which exclude related value-added taxes (VAT) of $5.7 million and $3.2 million, respectively, that were also financed under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2026 are set forth below:

	January 1, 2026	Foreign currency translation adjustments and other	March 31, 2026
	in millions

Telenet	$2,516.5	$(41.9)	$2,474.6
Wyre	457.0	(7.6)	449.4
VM Ireland	284.4	(4.7)	279.7
Other	244.9	(4.1)	240.8
Total	$3,502.8	$(58.3)	$3,444.5

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Licenses (a)	$1,556.6	$(446.9)	$1,109.7	$1,582.8	$(438.0)	$1,144.8
Customer relationships	264.5	(186.3)	78.2	269.0	(186.0)	83.0
Other	274.3	(158.4)	115.9	278.9	(157.3)	121.6
Total	$2,095.4	$(791.6)	$1,303.8	$2,130.7	$(781.3)	$1,349.4
_______________

(a)Primarily includes amounts related to (i) certain mobile spectrum licenses and (ii) a licensing agreement with the Federation Internationale l’Automobile that provides Formula E with the exclusive rights to operate an electric motor racing series.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2026			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	March 31, 2026	December 31, 2025
		in millions

Telenet Credit Facility (c)	5.12%	€625.0	$721.3	$4,603.1	$4,748.0
Telenet Senior Secured Notes	4.73%	—	—	1,623.2	1,633.7
VM Ireland Credit Facility (d)	5.39%	€100.0	115.4	1,038.6	1,056.2
Vendor financing (e)	4.14%	—	—	368.1	365.9
Other (f)	4.58%	—	—	789.3	781.0
Total debt before deferred financing costs, discounts and premiums (g)	4.98%		$836.7	$8,422.3	$8,584.8

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	March 31, 2026	December 31, 2025
	in millions

Total debt before deferred financing costs, discounts and premiums	$8,422.3	$8,584.8
Deferred financing costs, discounts and premiums, net	(21.0)	(23.0)
Total carrying amount of debt	8,401.3	8,561.8
Finance lease obligations (note 10)	29.3	33.1
Total debt and finance lease obligations	8,430.6	8,594.9
Current portion of debt and finance lease obligations	(703.8)	(764.0)
Long-term debt and finance lease obligations	$7,726.8	$7,830.9
_______________

(a)Represents the weighted average interest rate in effect at March 31, 2026 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.78% at March 31, 2026. The weighted average interest rate calculation includes principal amounts outstanding associated with all of our secured and unsecured borrowings. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2026 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table provides our borrowing availability and amounts available to loan or distribute in accordance with the terms of the respective subsidiary facilities (i) at March 31, 2026 and (ii) upon completion of the relevant March 31, 2026 compliance reporting requirements. These amounts do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to March 31, 2026, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)

	Availability
	March 31, 2026		Upon completion of the relevant March 31, 2026 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
Telenet Credit Facility	€625.0	$721.3	€625.0	$721.3
VM Ireland Credit Facility	€100.0	$115.4	€100.0	$115.4

Available to loan or distribute:
Telenet Credit Facility	€625.0	$721.3	€625.0	$721.3
VM Ireland Credit Facility	€100.0	$115.4	€100.0	$115.4

(c)At March 31, 2026, unused borrowing capacity under the Telenet Credit Facility amounted to €625.0 million ($721.3 million) comprising (i) €580.0 million ($669.3 million) under Telenet Revolving Facility I, (ii) €25.0 million ($28.9 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($23.1 million) under the Telenet Revolving Facility, each of which were undrawn at March 31, 2026. In January 2026, €90.0 million ($103.9 million) of borrowings under Telenet Revolving Facility I were repaid, restoring total available capacity under Telenet Revolving Facility I to €580.0 million. In February 2026, €550.0 million ($634.7 million) of Telenet Revolving Facility I was amended to extend the maturity date from May 2029 to May 2032.

(d)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($115.4 million) under the VM Ireland Revolving Facility, which was undrawn at March 31, 2026.

(e)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our condensed consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our condensed consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During the three months ended March 31, 2026 and 2025, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses were $68.4 million and $71.2 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(f)At March 31, 2026 and December 31, 2025, amounts include (i) $225.4 million and $228.4 million, respectively, of debt collateralized by certain trade receivables of Telenet and (ii) $402.9 million and $423.4 million, respectively, of liabilities related to Telenet’s acquisition of mobile spectrum licenses. Telenet will make annual payments for the license fees over the terms of the respective licenses. In addition, amounts include (a) $57.7 million and $58.7 million, respectively, of debt related to an advance against the assignment of certain future sponsorship receivables of Formula E and (b) $47.8 million and $19.8 million, respectively, of debt drawn on a capital expenditure term loan facility at Egg Power AssetCo Limited, a subsidiary of Liberty Global (the Egg Power Capex Facility).

(g)As of March 31, 2026 and December 31, 2025, our debt had an estimated fair value of $8.3 billion and $8.6 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
General Information

At March 31, 2026, most of our outstanding debt had been incurred by one of our two subsidiary “borrowing groups.” References to these borrowing groups, which comprise Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during 2026. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 2025 10-K.

Financing Transactions

In April 2026, Telenet purchased and extinguished $28.4 million of the $1.0 billion principal amount of Telenet 5.50% Senior Notes due 2028.

Maturities of Debt

Maturities of our debt as of March 31, 2026 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on March 31, 2026 exchange rates.

	Telenet (a)	VM Ireland	Other (b)	Total
	in millions

Year ending December 31:
2026 (remainder of year)	$616.4	$—	$28.1	$644.5
2027	55.6	—	85.0	140.6
2028	4,398.8	—	—	4,398.8
2029	1,306.6	1,038.6	—	2,345.2
2030	26.2	—	—	26.2
2031	26.8	—	—	26.8
Thereafter	840.2	—	—	840.2
Total debt maturities	7,270.6	1,038.6	113.1	8,422.3
Deferred financing costs, discounts and premiums, net	(12.6)	(3.4)	(5.0)	(21.0)
Total debt	$7,258.0	$1,035.2	$108.1	$8,401.3
Current portion	$647.1	$—	$51.1	$698.2
Long-term portion	$6,610.9	$1,035.2	$57.0	$7,703.1
_______________

(a)Amounts include vendor financing obligations of $368.1 million, all of which are classified as current on our condensed consolidated balance sheet, as set forth below (in millions):

Year ending December 31:
2026 (remainder of year)	$337.6
2027	30.5
Total vendor financing maturities	$368.1

(b)Includes (i) $57.7 million of debt related to an advance against the assignment of certain future sponsorship receivables of Formula E and (ii) $47.8 million of debt drawn on the Egg Power Capex Facility.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2026	2025
	in millions

Balance at January 1	$365.9	$355.9
Operating-related vendor financing additions	68.4	71.2
Capital-related vendor financing additions	35.8	23.8
Principal payments on operating-related vendor financing	(88.0)	(86.4)
Principal payments on capital-related vendor financing	(7.9)	(10.0)
Foreign currency and other	(6.1)	16.0
Balance at March 31	$368.1	$370.5

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our right-of-use (ROU) assets and lease liabilities is set forth below:

	March 31, 2026	December 31, 2025
	in millions

ROU assets:
Operating leases (a)	$772.4	$773.6
Finance leases (b)	34.3	37.1
Total ROU assets	$806.7	$810.7

Lease liabilities:
Operating leases (c)	$818.4	$828.5
Finance leases (d)	29.3	33.1
Total lease liabilities	$847.7	$861.6
_______________

(a)Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At March 31, 2026, the weighted average remaining lease term for operating leases was 10.8 years and the weighted average discount rate was 5.4%. During the three months ended March 31, 2026 and 2025, we recorded non-cash additions to our operating lease ROU assets of $32.7 million and $9.6 million, respectively.

(b)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At March 31, 2026, the weighted average remaining lease term for finance leases was 8.3 years and the weighted average discount rate was 8.5%.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
(c)The current portions of our operating lease liabilities are included in other accrued and current liabilities on our condensed consolidated balance sheets.

(d)The current and long-term portions of our finance lease liabilities are included in current portion of debt and finance lease obligations and long-term debt and finance lease obligations, respectively, on our condensed consolidated balance sheets.

A summary of our aggregate lease expense is set forth below:

	Three months ended March 31,
	2026	2025
	in millions

Finance lease expense:
Depreciation and amortization	$1.8	$2.0
Interest expense	0.6	0.8
Total finance lease expense	2.4	2.8
Operating lease expense (a)	32.1	28.2
Short-term lease expense (a)	0.1	0.1
Variable lease expense (b)	0.4	0.4
Total lease expense	$35.0	$31.5
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Three months ended March 31,
	2026	2025
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$15.0	$12.5
Operating cash outflows from finance leases (interest component)	0.6	0.8
Financing cash outflows from finance leases (principal component)	1.8	1.9
Total cash outflows from operating and finance leases	$17.4	$15.2

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
Maturities of our operating and finance lease liabilities as of March 31, 2026 are presented below. Amounts represent U.S. dollar equivalents based on March 31, 2026 exchange rates.

	Operating leases (a)	Finance leases
	in millions

Year ending December 31:
2026 (remainder of year)	$88.3	$5.9
2027	108.8	9.6
2028	102.0	4.7
2029	94.6	2.7
2030	90.9	1.7
2031	87.4	1.6
Thereafter	523.0	11.6
Total payments	1,095.0	37.8
Less: present value discount	(276.6)	(8.5)
Present value of lease payments	$818.4	$29.3
Current portion	$90.6	$5.6
Long-term portion	$727.8	$23.7
______________

(a)Operating lease payments exclude $119.0 million of estimated future payments for lease commitments not yet commenced at Telenet, the majority of which are not anticipated to be due until after 2028. These payments relate to the lease back of build-to-suit sites on certain passive infrastructure and tower assets sold to DigitalBridge Investments LLC in 2022. Telenet will act as an agent over the construction of future towers on the build-to-suit sites.

(11)    Income Taxes

Our effective tax rate for the three months ended March 31, 2026 was 32.9% (income tax expense of $175.4 million), which differs from the Bermuda statutory rate of 15.0% (expected income tax expense of $80.0 million). This difference is primarily due to the negative impacts of (i) the derecognition of a tax litigation-related receivable in the U.S. of $133.3 million (25.0%) and (ii) statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory rate, including $42.9 million (8.0%) in the U.K. The negative impacts of these items were partially offset by the positive impact of non-deductible net foreign currency exchange gains in the U.K. of $121.6 million (22.8%).

Our effective tax rate for the three months ended March 31, 2025 was 5.0% (income tax benefit of $70.0 million), which differs from the Bermuda statutory rate of 15.0% (expected income tax benefit of $209.0 million). This difference is primarily due to the negative impacts of (i) non-deductible net foreign exchange losses in the U.K. of $308.2 million (22.1%) and (ii) non-deductible net losses from certain investments in the U.K. and the Netherlands of $43.3 million (3.2%). The negative impacts of these items were partially offset by the positive impacts of (a) statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory rate, including $132.6 million (9.5%) in the U.K., and (b) the release of valuation allowances in Luxembourg of $86.0 million (6.2%).

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted in the U.S., introducing various changes to federal tax law. We have evaluated the provisions of the OBBBA and determined that they did not have a material impact on our consolidated financial statements through March 31, 2026, nor do we currently anticipate that the OBBBA will have a material impact on our consolidated financial statements in the future.

As of March 31, 2026, our unrecognized tax benefits were $140.4 million, of which $88.3 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)

We and our subsidiaries file consolidated and standalone income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest and penalty assessments by these taxing authorities. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the applicable tax authorities in either cash or agreement of income tax positions or (ii) the date when the tax authorities are statutorily prohibited from adjusting the company’s tax computations.

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

On October 7, 2022, the U.S. Department of Justice (DOJ) filed a suit against Liberty Global, Inc. (LGI), a wholly-owned U.S. subsidiary of Liberty Global, in the U.S. District Court of Colorado (the District Court) for unpaid federal income taxes and penalties for the 2018 tax year of approximately $284 million. This action by the DOJ is related to the November 2020 complaint filed by LGI in the District Court seeking a refund of approximately $110 million of taxes, penalties and interest associated with the application of certain temporary Treasury regulations issued in June 2019. In October 2023, the District Court entered judgment against LGI with respect to the refund claim and we appealed this decision to the U.S. Court of Appeals for the Tenth Circuit (the Court of Appeals) in December 2023. In April 2026, the Court of Appeals upheld the District Court’s decision with respect to the refund claim. As a result of the adverse appellate ruling, we concluded that the realization of the refund is no longer probable; therefore, in the first quarter of 2026, we derecognized the associated receivable. As it pertains to the suit filed by the DOJ in 2022, we will continue our defense of certain matters not specifically addressed in the decision by the Court of Appeals.

(12)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2026	2025
	in millions

Liberty Global (a):
Non-performance based incentive awards	$21.8	$21.8
Performance-based incentive awards	10.3	5.5
Other (b)	3.0	6.1
Total Liberty Global	35.1	33.4
Other	2.0	—
Total	$37.1	$33.4
Included in:
Other operating expense	$3.2	$2.9
SG&A expense	33.9	30.5
Total	$37.1	$33.4
_______________

(a)Amounts include share-based compensation expense related to certain Telenet Replacement Awards.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)

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

The following table provides the aggregate number of options, share appreciation rights (SARs) and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of March 31, 2026:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price

Held by Liberty Global employees:
Outstanding	36,997,900	$13.99	84,544,355	$14.09
Exercisable	32,046,378	$14.62	76,171,008	$14.48

Held by former Liberty Global employees (b):
Outstanding	2,643,917	$15.65	5,185,261	$15.66
Exercisable	2,495,261	$15.95	4,890,850	$15.92
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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
The following table provides the aggregate number of restricted share units (RSUs) and performance-based restricted share units (PSUs) that were outstanding as of March 31, 2026. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class C

Held by Liberty Global employees:
RSUs	6,653,523	8,161,387
PSUs	6,882,468	9,352,330
Held by former Liberty Global employees (a):
RSUs	51,147	96,237
PSUs	1,812	1,812
_______________

(a)Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain spin-off or disposal transactions, or as otherwise permitted under applicable Liberty Global equity plan documents. The future vesting of these RSUs and PSUs will increase the number of our outstanding common shares.

2026 PSUs

In March 2026, the compensation committee of our board of directors approved the grant of PSUs to executive officers and certain employees (the 2026 PSUs). The performance metric for the 2026 PSUs is the appreciation of Liberty Global’s average share price during the performance period commencing March 26, 2026 and ending December 31, 2028. The payout is determined based on growth tied to certain pre-established price levels, as adjusted by the committee for (i) corporate transactions, including acquisitions, dispositions, spin-offs and mergers, and (ii) force majeure type events such as natural disasters, acts of war or terrorism or other unanticipated events impacting the business that are outside of our control. Share price appreciation of 0% to 80% will generally result in award recipients earning 0% to 200% of their target 2026 PSUs. In addition, 50% of the 2026 PSUs award payout may be “banked” if Liberty Global’s average share price achieves and maintains specific target levels ranging from 30% to 50% during the performance period, subject to a cap of 75% of the target 2026 PSUs. The earned 2026 PSUs will fully vest on or around February 15, 2029.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
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

The details of our net earnings (loss) attributable to Liberty Global shareholders are set forth below:

	Three months ended March 31,
	2026	2025
	in millions, except share amounts

Net earnings (loss)	$358.2	$(1,323.3)
Net earnings attributable to noncontrolling interests	(20.4)	(14.0)
Net earnings (loss) attributable to Liberty Global shareholders	$337.8	$(1,337.3)

Weighted average common shares outstanding (basic EPS computation)	334,996,069	348,407,676
Incremental shares (a)	16,129,446	—
Weighted average common shares outstanding (diluted EPS computation)	351,125,515	348,407,676

Excluded potentially dilutive employee share-based incentive awards (b)	92,295,756	163,331,498
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

(b)Amounts represent potentially dilutive shares that have been excluded from the computation of diluted earnings (loss) attributable to Liberty Global shareholders because their effect would have been anti-dilutive under the treasury stock method. Additional shares may be issuable in future periods based on the actual performance of certain PSUs, because such awards had not yet met the applicable performance criteria during the reporting period.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
(14)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to purchases of equipment and services, programming contracts, network and connectivity commitments and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2026. The commitments included in this table do not reflect any liabilities that are included on our March 31, 2026 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2026
		2027	2028	2029	2030	2031	Thereafter	Total
	in millions

Purchase commitments	$604.6	$566.5	$536.4	$111.4	$23.2	$2.7	$16.3	$1,861.1
Programming commitments	116.6	94.9	62.4	50.4	35.0	—	—	359.3
Network and connectivity commitments	51.4	37.9	53.4	65.0	65.8	0.1	0.1	273.7
Other commitments	153.9	83.1	84.5	49.0	49.4	2.1	1.6	423.6
Total	$926.5	$782.4	$736.7	$275.8	$173.4	$4.9	$18.0	$2,917.7

Purchase commitments include unconditional and legally binding obligations related to certain service-related commitments, including software development, information technology and maintenance services.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $105.4 million and $159.0 million during the three months ended March 31, 2026 and 2025, respectively.

Network and connectivity commitments include certain equipment and service-related commitments.

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
March 31, 2026
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

Legal and Regulatory Proceedings and Other Contingencies

Interkabel Acquisition. On November 26, 2007, Telenet and four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers, to Telenet. Subsequently, Telenet and the PICs entered into a binding agreement (the 2008 PICs Agreement), which closed effective October 1, 2008. Beginning in December 2007, Proximus NV/SA (Proximus), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements. Proximus lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Proximus in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008. Proximus brought this appeal judgment before the Belgian Supreme Court, which confirmed the appeal judgment in September 2010. On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Proximus’ request for the rescission of the agreement-in-principle and the 2008 PICs Agreement. On June 12, 2009, Proximus appealed this judgment to the Court of Appeal of Antwerp. In this appeal, Proximus also sought compensation for damages. While these proceedings were suspended indefinitely, other proceedings were initiated, which resulted in a ruling by the Belgian Council of State in May 2014 annulling (i) the decision of the PICs not to organize a public market consultation and (ii) the decision from the PICs’ board of directors to approve the 2008 PICs Agreement. In December 2015, Proximus resumed the civil proceedings pending with the Court of Appeal of Antwerp seeking to have the 2008 PICs Agreement annulled and claiming damages of €1.4 billion ($1.6 billion). On December 18, 2017, the Court of Appeal of Antwerp rejected Proximus’ claim in its entirety. On June 28, 2019, Proximus brought this appeal judgment before the Belgian Supreme Court. On January 22, 2021, the Belgian Supreme Court partially annulled the judgment of the Court of Appeal of Antwerp. The case was referred to the Court of Appeal of Brussels and is currently pending with this Court which will need to make a new decision on the matter within the boundaries of the annulment by the Belgian Supreme Court.

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
March 31, 2026
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

(15)    Segment Reporting

Our chief executive officer, whom we have determined to be our Chief Operating Decision Maker (CODM), assesses the performance of our business and allocates resources on a segment basis. We generally identify our reportable segments as (i) those consolidated subsidiaries that represent 10% or more of our total reportable segment revenue or proportionate Adjusted EBITDA (as defined below) or (ii) those equity method affiliates where revenue or our share of Adjusted EBITDA represents 10% or more of our total reportable segment revenue or proportionate Adjusted EBITDA, respectively. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. Adjusted EBITDA is the primary measure used by our CODM to evaluate segment operating performance and make decisions about allocating resources to our operating segments. The CODM uses Adjusted EBITDA to evaluate income generated from our segment assets in deciding whether to reinvest profits into other areas of our business, such as for acquisitions or investments. Adjusted EBITDA is also used to monitor budget versus actual results, which is used in assessing the performance of segments in comparison with one another and in establishing management’s compensation. The significant accounting policies of our segments are the same as those described in note 3 to the consolidated financial statements included in our 2025 10-K. In addition, our CODM reviews non-financial measures such as customer growth, as appropriate, but does not review any measure of total assets.

As we use the term, “Adjusted EBITDA” is defined as net earnings (loss) before net income tax benefit (expense), other non-operating income or expenses, net share of results of affiliates, net gains (losses) on debt extinguishment, net realized and unrealized gains (losses) due to changes in fair values of certain investments, net foreign currency transaction gains (losses), net gains (losses) on derivative instruments, net interest expense, depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted EBITDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (a) readily view operating trends, (b) perform

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
analytical comparisons and benchmarking between segments and (c) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total reportable segment Adjusted EBITDA to earnings (loss) before income taxes is presented below.

As of March 31, 2026, our reportable segments are as follows:

Consolidated:
•Telenet
•Wyre
•VM Ireland

Nonconsolidated:
•VMO2 JV
•VodafoneZiggo JV

During the first quarter of 2026, we revised our segment presentation to separately present Wyre as a reportable segment. Prior to this change, Wyre was included within the Telenet reportable segment, as previously defined. This change reflects the manner in which our CODM now evaluates the financial performance of our operations in Belgium. Segment information for prior periods has been revised to reflect this change.

Telenet, VM Ireland, the VMO2 JV and the VodafoneZiggo JV derive their revenue primarily from residential and B2B communications services, including broadband internet, video, fixed-line telephony and mobile services. Wyre derives revenue primarily by providing access to its network on a wholesale basis.

Our “all other category” includes the following activities that do not meet the reportable segment quantitative thresholds:

•Certain of our investments in technology, media, sports and infrastructure companies, including our investment in Formula E, that we view as scalable businesses, which derive their revenue from providing various goods, services and content to customers;
•Our technology and services activities that generate revenue through (i) sales of CPE to our reportable segments and certain third parties and (ii) providing certain centralized network operations and technology solutions;
•Our operational and finance services platform (Liberty Blume) that generates revenue by providing services to various third parties and affiliates; and
•Costs associated with our other corporate activities, including human resources, marketing, legal, finance and other administrative functions.

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

Performance Measures of our Reportable Segments

The amounts presented in the tables below represent 100% of each of our consolidated and nonconsolidated reportable segment’s revenue, expenses and Adjusted EBITDA, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the VodafoneZiggo JV. We account for our 50% interests in both the VMO2 JV and the VodafoneZiggo JV under the equity method; accordingly, our share of their operating results is included in share of results of affiliates, net in our condensed consolidated statements of operations. Noncontrolling interests, primarily associated with Wyre and Formula E, are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)

	Revenue
	Three months ended March 31, 2026
	Third-party and affiliate	Intersegment	Total
	in millions

Telenet	$742.6	$16.8	$759.4
Wyre	33.8	165.1	198.9
VM Ireland	127.0	—	127.0
VMO2 JV (nonconsolidated)	3,222.4	—	3,222.4
VodafoneZiggo JV (nonconsolidated)	1,148.5	—	1,148.5
Total reportable segment revenue	$5,274.3	$181.9	5,456.2
Plus: all other category (a)			416.8
Less: nonconsolidated JV revenue			(4,370.9)
Less: elimination of intercompany consolidated revenue (b)			(227.5)
Total consolidated revenue			$1,274.6

	Revenue
	Three months ended March 31, 2025
	Third-party and affiliate	Intersegment	Total
	in millions

Telenet	$731.5	$11.7	$743.2
Wyre	28.2	152.6	180.8
VM Ireland	115.8	—	115.8
VMO2 JV (nonconsolidated)	3,126.3	—	3,126.3
VodafoneZiggo JV (nonconsolidated)	1,052.0	—	1,052.0
Total reportable segment revenue	$5,053.8	$164.3	5,218.1
Plus: all other category (a)			334.7
Less: nonconsolidated JV revenue			(4,178.3)
Less: elimination of intercompany consolidated revenue (b)			(203.3)
Total consolidated revenue			$1,171.2
______________

(a)Amounts include revenue from:

	Three months ended March 31,
	2026	2025
	in millions

Third parties and affiliates	$223.9	$161.1
Services agreements with our nonconsolidated JV reportable segments (as further described in note 5)	147.2	134.6
Consolidated reportable segments	45.7	39.0
Total	$416.8	$334.7

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
(b)Primarily reflects the elimination of (i) transactions between our Telenet and Wyre reportable segments and (ii) the revenue recognized related to the Tech Framework.

The expense categories and amounts presented below align with the segment-level information that is regularly provided to the CODM. These amounts include intersegment expenses and are exclusive of share-based compensation expense.

	Three months ended March 31,
	2026	2025
	in millions

Programming and other direct costs of services:
Consolidated reportable segments:
Telenet	$320.1	$352.7
Wyre	$1.7	$1.6
VM Ireland	$37.2	$34.1

Nonconsolidated reportable segments:
VMO2 JV	$941.0	$991.5
VodafoneZiggo JV	$244.2	$219.3

Operating expenses:
Consolidated reportable segments:
Telenet	$255.4	$234.7
Wyre	$42.9	$33.4
VM Ireland	$51.4	$44.5

Nonconsolidated reportable segments:
VMO2 JV	$1,189.6	$1,061.4
VodafoneZiggo JV	$422.3	$369.6

	Adjusted EBITDA
	Three months ended March 31,
	2026	2025
	in millions

Telenet	$183.9	$155.8
Wyre	154.3	145.8
VM Ireland	38.4	37.2
VMO2 JV (nonconsolidated)	1,091.8	1,073.4
VodafoneZiggo JV (nonconsolidated)	482.0	463.1
Total reportable segment Adjusted EBITDA	$1,950.4	$1,875.3

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
The following table provides a reconciliation of total reportable segment Adjusted EBITDA to earnings (loss) before income taxes:

	Three months ended March 31,
	2026	2025
	in millions

Total reportable segment Adjusted EBITDA	$1,950.4	$1,875.3
Plus: all other category	(0.3)	(4.2)
Less: nonconsolidated JV Adjusted EBITDA	(1,573.8)	(1,536.5)
Less: intercompany consolidated eliminations (a)	(9.8)	(10.0)
Share-based compensation expense	(37.1)	(33.4)
Depreciation and amortization	(264.8)	(232.2)
Impairment, restructuring and other operating items, net	(40.8)	1.7
Operating income	23.8	60.7
Interest expense	(113.7)	(127.5)
Realized and unrealized gains (losses) on derivative instruments, net	132.2	(164.7)
Foreign currency transaction gains (losses), net	430.2	(1,081.0)
Realized and unrealized gains due to changes in fair values of certain investments, net	57.8	55.8
Share of results of affiliates, net	(21.7)	(148.0)
Other income, net	25.0	11.4
Earnings (loss) before income taxes	$533.6	$(1,393.3)
_____________

(a)Amounts relate to the Adjusted EBITDA impact related to the Tech Framework.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
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

	Three months ended March 31,
	2026	2025
	in millions

Telenet	$108.1	$130.9
Wyre	192.6	115.8
VM Ireland	45.6	42.9
VMO2 JV (nonconsolidated)	609.5	594.2
VodafoneZiggo JV (nonconsolidated)	250.0	206.9
Total reportable segment property and equipment additions	1,205.8	1,090.7
Plus: all other category (a)	54.2	6.0
Less: nonconsolidated JV property and equipment additions	(859.5)	(801.1)
Less: elimination of intercompany consolidated property and equipment additions (b)	(9.8)	(10.0)
Total consolidated property and equipment additions	390.7	285.6
Assets acquired under capital-related vendor financing arrangements	(30.1)	(20.6)
Changes in current liabilities related to capital expenditures	37.0	(21.7)
Total capital expenditures, net	$397.6	$243.3
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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2026
(unaudited)
Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended March 31,
	2026	2025
	in millions

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$248.4	$218.4
Video	147.3	144.1
Fixed-line telephony	44.9	44.3
Total subscription revenue	440.6	406.8
Non-subscription revenue	8.1	5.1
Total residential fixed revenue	448.7	411.9
Residential mobile revenue (c):
Subscription revenue (b)	128.5	115.7
Non-subscription revenue	43.0	36.2
Total residential mobile revenue	171.5	151.9
Total residential revenue	620.2	563.8
B2B revenue (d):
Subscription revenue	113.9	103.8
Non-subscription revenue	118.9	103.2
Total B2B revenue	232.8	207.0
Other revenue (e)	421.6	400.4
Total	$1,274.6	$1,171.2
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
March 31, 2026
(unaudited)
enterprises and, fixed-line and mobile services on a wholesale basis, to other operators and (b) revenue from long-term leases of portions of our network.

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the Sunrise Services and the NL JV Services, (ii) revenue at Formula E, (iii) revenue earned from the sales of CPE to the VMO2 JV and the VodafoneZiggo JV and (iv) broadcasting revenue at Telenet and VM Ireland.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our consolidated financial statements and the discussion and analysis included in our 2025 10-K, is intended to assist in providing an understanding of changes in our results of operations and financial condition and is organized as follows:

•Forward-Looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.
•Overview. This section provides a general description of our business and recent events.
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2026 and 2025.
•Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity as of March 31, 2026 and our condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data is presented, as of March 31, 2026.
Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds may contain forward-looking statements, including statements regarding our business, product, foreign currency, hedging and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the potential impact of large-scale health crises on our company, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, interest rate risks, target leverage levels, debt covenants, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors of our 2025 10-K, as well as the following list of some, but not all, of the factors that could cause actual results or events (including with respect to our affiliates) to differ materially from anticipated results or events:

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
•our ability to manage rapid technological changes, including our ability to adequately manage our legacy technologies;
•the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;
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
•changes in laws or treaties relating to taxation, or the interpretation thereof, in Bermuda, the U.K., the E.U., the U.S. or in other countries in which we or our affiliates operate;
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

Overview

General

We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe and are an active investor across the technology, media, sports and infrastructure sectors. We also provide innovative technology, operational and financial services to our affiliates and third parties. We provide residential and B2B communications services in (i) Belgium and Luxembourg through Telenet and (ii) Ireland through VM Ireland. In addition, we own 50% noncontrolling interests in (a) the VMO2 JV, which provides residential and B2B communications services in the U.K., and (b) the VodafoneZiggo JV, which provides residential and B2B communications services in the Netherlands.

We also have controlling interests in Wyre, an independent infrastructure company in Belgium, and Formula E, a global electric motor racing series.

Operations

At March 31, 2026, our reportable segments, including our nonconsolidated JVs, as defined in note 15 to our condensed consolidated financial statements, owned and operated networks that passed 29,147,600 homes and served 10,914,200 fixed-line customers and 48,528,300 mobile subscribers.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results, as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended March 31, 2026 was to the euro, as substantially all of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each of our consolidated and nonconsolidated reportable segment’s results of operations, despite only holding a 50% noncontrolling interest in both the VMO2 JV and the VodafoneZiggo JV. We account for our 50% interests in both the VMO2 JV and the VodafoneZiggo JV under the equity method; accordingly, our share of their operating results is included in share of results of affiliates, net in our condensed consolidated statements of operations. Noncontrolling interests, primarily associated with Wyre and Formula E, are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

General

Telenet, VM Ireland, the VMO2 JV and the VodafoneZiggo JV derive their revenue primarily from residential and B2B communications services. Wyre derives revenue primarily by providing access to its network on a wholesale basis. For detailed information regarding the composition of our reportable segments, our “all other category” and how we define and categorize our revenue components, see note 15 to our condensed consolidated financial statements. For information regarding the results of operations of the VMO2 JV and the VodafoneZiggo JV, refer to Discussion and Analysis of our Consolidated Operating Results — Share of results of affiliates, net below.

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segments for the three months ended March 31, 2026, as compared to the corresponding period in 2025. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) with respect to our consolidated reportable segments, the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our reportable segments for the three months ended March 31, 2026 and 2025 at the end of this section.

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

The following table provides a reconciliation of net earnings (loss) to total consolidated Adjusted EBITDA:

	Three months ended March 31,
	2026	2025
	in millions

Net earnings (loss)	$358.2	$(1,323.3)
Income tax expense (benefit)	175.4	(70.0)
Other income, net	(25.0)	(11.4)
Share of results of affiliates, net	21.7	148.0
Realized and unrealized gains due to changes in fair values of certain investments, net	(57.8)	(55.8)
Foreign currency transaction losses (gains), net	(430.2)	1,081.0
Realized and unrealized losses (gains) on derivative instruments, net	(132.2)	164.7
Interest expense	113.7	127.5
Operating income	23.8	60.7
Impairment, restructuring and other operating items, net	40.8	(1.7)
Depreciation and amortization	264.8	232.2
Share-based compensation expense	37.1	33.4
Total consolidated Adjusted EBITDA	$366.5	$324.6

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$759.4	$743.2	$16.2	2.2	$(2.5)	(0.4)
Wyre	198.9	180.8	18.1	10.0	(1.9)	(1.0)
VM Ireland	127.0	115.8	11.2	9.7	(1.6)	(1.4)
Total consolidated reportable segments	1,085.3	1,039.8	45.5	4.4
Plus: all other category	416.8	334.7	82.1	24.5
Less: elimination of intercompany consolidated revenue	(227.5)	(203.3)	(24.2)	N.M.
Total consolidated	$1,274.6	$1,171.2	$103.4	8.8	$29.1	2.9

VMO2 JV	$3,222.4	$3,126.3	$96.1	3.1
VodafoneZiggo JV	$1,148.5	$1,052.0	$96.5	9.2
_______________

N.M. — Not Meaningful.

Telenet. The details of the increase in Telenet’s revenue during the three months ended March 31, 2026, as compared to the corresponding period in 2025, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(5.4)	$—	$(5.4)
ARPU	(2.2)	—	(2.2)
Increase in residential fixed non-subscription revenue	—	2.3	2.3
Total increase (decrease) in residential fixed revenue	(7.6)	2.3	(5.3)
Increase in residential mobile revenue (a)	0.3	2.6	2.9
Decrease in B2B revenue	(1.2)	(0.3)	(1.5)
Increase in other revenue	—	1.4	1.4
Total organic increase (decrease)	(8.5)	6.0	(2.5)
Impact of dispositions	—	(57.7)	(57.7)
Impact of FX	58.8	17.6	76.4
Total	$50.3	$(34.1)	$16.2
_____________

(a)The increase in residential mobile non-subscription revenue is primarily attributable to an increase in revenue from handset sales.

Wyre. Wyre’s revenue increased $18.1 million during the three months ended March 31, 2026, as compared to the corresponding period in 2025. Excluding the effects of FX, Wyre’s revenue decreased $1.9 million.

VM Ireland. The details of the increase in VM Ireland’s revenue during the three months ended March 31, 2026, as compared to the corresponding period in 2025, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(2.7)	$—	$(2.7)
ARPU	(0.4)	—	(0.4)
Total decrease in residential fixed revenue	(3.1)	—	(3.1)
Decrease in residential mobile revenue	(0.5)	(0.2)	(0.7)
Increase (decrease) in B2B revenue	(0.1)	2.5	2.4
Decrease in other revenue	—	(0.2)	(0.2)
Total organic increase (decrease)	(3.7)	2.1	(1.6)
Impact of FX	9.0	3.8	12.8
Total	$5.3	$5.9	$11.2

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

	Three months ended March 31,		Increase		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$183.9	$155.8	$28.1	18.0	$13.4	8.8
Wyre	154.3	145.8	8.5	5.8	(6.7)	(4.6)
VM Ireland	38.4	37.2	1.2	3.2	(2.6)	(7.1)
Total consolidated reportable segments	376.6	338.8	37.8	11.2
Plus: all other category	(0.3)	(4.2)	3.9	92.9
Less: elimination of intercompany consolidated Adjusted EBITDA	(9.8)	(10.0)	0.2	N.M.
Total consolidated	$366.5	$324.6	$41.9	12.9	$3.1	1.4

VMO2 JV	$1,091.8	$1,073.4	$18.4	1.7
VodafoneZiggo JV	$482.0	$463.1	$18.9	4.1
_______________

N.M. — Not Meaningful.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2026	2025

Telenet	24.2%	21.0%
Wyre	77.6%	80.6%
VM Ireland	30.2%	32.1%

VMO2 JV	33.9%	34.3%
VodafoneZiggo JV	42.0%	44.0%

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

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, see Discussion and Analysis of our Reportable Segments above.
Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$248.4	$218.4	$30.0	13.7	$4.9	2.2
Video	147.3	144.1	3.2	2.2	(11.6)	(8.0)
Fixed-line telephony	44.9	44.3	0.6	1.4	(4.0)	(9.0)
Total subscription revenue	440.6	406.8	33.8	8.3	(10.7)	(2.6)
Non-subscription revenue	8.1	5.1	3.0	58.8	2.2	43.1
Total residential fixed revenue	448.7	411.9	36.8	8.9	(8.5)	(2.1)
Residential mobile revenue (c):
Subscription revenue (b)	128.5	115.7	12.8	11.1	(0.2)	(0.2)
Non-subscription revenue	43.0	36.2	6.8	18.8	2.4	6.6
Total residential mobile revenue	171.5	151.9	19.6	12.9	2.2	1.4
Total residential revenue	620.2	563.8	56.4	10.0	(6.3)	(1.1)
B2B revenue (d):
Subscription revenue	113.9	103.8	10.1	9.7	(1.3)	(1.3)
Non-subscription revenue	118.9	103.2	15.7	15.2	4.0	3.8
Total B2B revenue	232.8	207.0	25.8	12.5	2.7	1.3
Other revenue (e)	421.6	400.4	21.2	5.3	32.7	8.2
Total	$1,274.6	$1,171.2	$103.4	8.8	$29.1	2.9
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $7.2 million and $8.3 million during the three months ended March 31, 2026 and 2025, respectively.

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

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the Sunrise Services and the NL JV Services, (ii) revenue at Formula E, (iii) revenue earned from the sales of CPE to the VMO2 JV and the VodafoneZiggo JV and (iv) broadcasting revenue at Telenet and VM Ireland.

Total revenue. Our consolidated revenue increased $103.4 million or 8.8% during the three months ended March 31, 2026 as compared to the corresponding period in 2025. This increase includes a decrease of $57.7 million attributable to the impact of dispositions. On an organic basis, our consolidated revenue increased $29.1 million or 2.9%.

Residential revenue. The details of the increase in our consolidated residential revenue during the three months ended March 31, 2026, as compared to the corresponding period in 2025, are as follows:

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(8.9)
ARPU	(1.8)
Increase in residential fixed non-subscription revenue	2.2
Total decrease in residential fixed revenue	(8.5)
Decrease in residential mobile subscription revenue	(0.2)
Increase in residential mobile non-subscription revenue	2.4
Total organic decrease in residential revenue	(6.3)
Impact of FX	62.7
Total increase in residential revenue	$56.4

On an organic basis, our consolidated residential mobile non-subscription revenue increased $2.4 million or 6.6% during the three months ended March 31, 2026 as compared to the corresponding period in 2025, primarily due to an increase at Telenet.

Other revenue. On an organic basis, our consolidated other revenue increased $32.7 million or 8.2% during the three months ended March 31, 2026 as compared to the corresponding period in 2025, primarily due to (i) higher revenue at Formula E, (ii) higher revenue earned from the sale of CPE to the VMO2 JV and (iii) an increase in revenue earned from the U.K. JV Services.

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

The details of our programming and other direct costs of services are as follows:

Total consolidated

Total consolidated

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$320.1	$352.7	$(32.6)	(9.2)	$(17.1)	(5.6)
Wyre	1.7	1.6	0.1	6.2	—	—
VM Ireland	37.2	34.1	3.1	9.1	(0.6)	(1.8)
Total consolidated reportable segments	359.0	388.4	(29.4)	(7.6)
Plus: all other category	238.3	180.7	57.6	31.9
Less: elimination of intercompany consolidated programming and other direct costs of services	(170.7)	(165.7)	(5.0)	N.M.
Total consolidated	$426.6	$403.4	$23.2	5.8	$26.0	7.3
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $23.2 million or 5.8% during the three months ended March 31, 2026, as compared to the corresponding period in 2025. This increase includes a decrease of $47.3 million attributable to the impact of dispositions. On an organic basis, our programming and other direct costs of services increased $26.0 million or 7.3%. This increase includes the following factors:

•An increase in other direct costs of $29.5 million related to costs incurred in connection with Formula E race events;

•A decrease in programming and copyright costs of $16.6 million or 10.5%, primarily attributable to lower costs for certain content at Telenet;

•An increase in costs of $15.4 million related to the sales of CPE to the VMO2 JV;

•An increase in costs of $6.0 million related to the sales of CPE to the VodafoneZiggo JV; and

•An increase in mobile handset and other device costs of $4.6 million or 16.4%, primarily due to higher sales volumes at Telenet.

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

The details of our other operating expenses are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$129.5	$114.3	$15.2	13.3	$3.7	3.3
Wyre	27.4	22.5	4.9	21.8	1.9	8.4
VM Ireland	35.8	32.3	3.5	10.8	(0.2)	(0.6)
Total consolidated reportable segments	192.7	169.1	23.6	14.0
Plus: all other category	40.6	34.9	5.7	16.3
Less: elimination of intercompany consolidated other operating expenses	(16.5)	(15.7)	(0.8)	N.M.
Total consolidated (excluding share-based compensation expense)	216.8	188.3	28.5	15.1	$7.2	3.9
Share-based compensation expense	3.2	2.9	0.3	10.3
Total	$220.0	$191.2	$28.8	15.1
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) increased $28.5 million or 15.1% during the three months ended March 31, 2026, as compared to the corresponding period in 2025. This increase includes a decrease of $1.8 million attributable to the impact of dispositions. On an organic basis, our other operating expenses increased $7.2 million or 3.9%. This increase includes the following factors:

•An increase in core network and information technology-related costs of $8.0 million or 39.7%, primarily due to (i) higher information technology-related costs, including an increase at Telenet, and (ii) higher leased bandwidth costs at Telenet; and

•A decrease in personnel costs of $6.1 million or 10.4%, primarily due to lower staffing levels, including a decrease at Telenet.

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

The details of our SG&A expenses are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$125.9	$120.4	$5.5	4.6	$(2.5)	(2.2)
Wyre	15.5	10.9	4.6	42.2	2.9	26.6
VM Ireland	15.6	12.2	3.4	27.9	1.9	15.6
Total consolidated reportable segments	157.0	143.5	13.5	9.4
Plus: all other category	138.2	123.3	14.9	12.1
Less: elimination of intercompany consolidated SG&A expenses	(30.5)	(11.9)	(18.6)	N.M.
Total consolidated (excluding share-based compensation expense)	264.7	254.9	9.8	3.8	$(8.4)	(3.4)
Share-based compensation expense	33.9	30.5	3.4	11.1
Total	$298.6	$285.4	$13.2	4.6
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

General and administrative (a)	$175.5	$186.3	$(10.8)	(5.8)	$(2.6)	(1.6)
External sales and marketing	89.2	68.6	20.6	30.0	(5.8)	(6.8)
Total	$264.7	$254.9	$9.8	3.8	$(8.4)	(3.4)
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $9.8 million or 3.8% during the three months ended March 31, 2026, as compared to the corresponding period in 2025. This increase includes a decrease of $4.5 million attributable to the impact of dispositions. On an organic basis, our SG&A expenses decreased $8.4 million or 3.4%. This decrease includes the following factors:

•A decrease in external sales and marketing costs of $5.8 million or 6.8%, primarily due to lower costs associated with advertising campaigns; and

•A decrease in personnel costs of $2.3 million or 1.8%, primarily due to the net effect of (i) lower staffing levels, including a decrease at Telenet, and (ii) higher average costs per employee.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2026	2025
	in millions

Liberty Global (a):
Non-performance based incentive awards	$21.8	$21.8
Performance based incentive awards	10.3	5.5
Other (b)	3.0	6.1
Total Liberty Global	35.1	33.4
Other	2.0	—
Total	$37.1	$33.4
Included in:
Other operating expense	$3.2	$2.9
SG&A expense	33.9	30.5
Total	$37.1	$33.4
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

Depreciation and amortization expense

Our depreciation and amortization expense was $264.8 million and $232.2 million for the three months ended March 31, 2026 and 2025, respectively. Excluding the effects of FX, depreciation and amortization expense increased $5.6 million or 2.4% during the three months ended March 31, 2026, as compared to the corresponding period in 2025. This increase is primarily due to the net effect of (i) an increase associated with property and equipment additions related to the installation of CPE, the expansion and upgrade of our networks and other capital initiatives, primarily at Telenet, and (ii) a decrease associated with certain assets becoming fully depreciated, primarily at Telenet.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $40.8 million and ($1.7 million) during the three months ended March 31, 2026 and 2025, respectively.

The amount for the 2026 period primarily includes (i) restructuring costs of $21.3 million, primarily at Telenet, and (ii) an impairment charge on certain long-lived assets of $11.1 million.

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

Interest expense

We recognized interest expense of $113.7 million and $127.5 million during the three months ended March 31, 2026 and 2025, respectively. Excluding the effects of FX, interest expense decreased $25.1 million or 19.7% during the three months ended March 31, 2026, as compared to the corresponding period in 2025. This decrease is primarily attributable to a lower weighted average interest rate. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended March 31,
	2026	2025
	in millions

Cross-currency and interest rate derivative contracts (a)	$130.2	$(110.7)
Foreign currency forward and option contracts	2.0	(4.7)
Equity-related derivative instruments (b)	—	(49.2)
Other	—	(0.1)
Total	$132.2	$(164.7)
_______________

(a)The gain for the 2026 period is attributable to net gains associated with changes in (i) the relative value of certain currencies and (ii) certain market interest rates. In addition, the gain for the 2026 period includes a net gain of $0.4 million, resulting from changes in our credit risk valuation adjustments. The loss for the 2025 period is primarily attributable to the net effect of (a) a net loss associated with changes in the relative value of certain currencies and (b) a net gain associated with changes in certain market interest rates. In addition, the loss for the 2025 period includes a net gain of $4.2 million, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended March 31,
	2026	2025
	in millions

Intercompany balances denominated in a currency other than the entity’s functional currency (a)	$489.1	$(1,226.7)
U.S. dollar-denominated debt issued by euro functional currency entities	(54.5)	145.8
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(4.5)	(0.2)
Other	0.1	0.1
Total	$430.2	$(1,081.0)
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

	Three months ended March 31,
	2026	2025
	in millions

EdgeConneX	$58.9	$(11.3)
ITV	(13.4)	36.7
SMAs	7.1	(3.3)
Televisa Univision	5.0	(14.0)
Vodafone (a)	—	63.7
Other, net	0.2	(16.0)
Total	$57.8	$55.8
______________

(a)We completed the sale of our investment in Vodafone during the third quarter of 2025.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2026	2025
	in millions

VMO2 JV (a)	$(16.6)	$(86.6)
VodafoneZiggo JV (b)	6.8	(22.6)
AtlasEdge JV	(5.6)	(16.0)
nexfibre JV	(5.1)	(12.6)
Other, net	(1.2)	(10.2)
Total	$(21.7)	$(148.0)
_______________

(a)Represents our share of the results of operations of the VMO2 JV. The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended March 31,
	2026	2025
	in millions

Revenue	$3,222.4	$3,126.3
Adjusted EBITDA	$1,091.8	$1,073.4
Operating income	$96.0	$140.1
Non-operating expense (1)	$(135.0)	$(352.3)
Net loss	$(27.6)	$(165.8)
    _______________

(1)Includes interest expense of $414.6 million and $389.6 million in the respective periods shown.

The change in the VMO2 JV’s revenue during the three months ended March 31, 2026, as compared to the corresponding period in 2025, is primarily due to the net effect of (i) a decrease in other revenue related to low-margin construction revenue from the nexfibre JV, (ii) a decrease in B2B fixed revenue as O2 Daisy rationalizes the product portfolio, (iii) a decrease in consumer fixed revenue and (iv) an increase in wholesale revenue primarily driven by an increase in mobile virtual network operator revenue. The changes in the VMO2 JV’s Adjusted EBITDA during the three months ended March 31, 2026, as compared to the corresponding period in 2025, is primarily due to the net effect of (a) the aforementioned changes in revenue, (b) a provision for legal matters during the quarter and (c) cost reduction initiatives. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(b)Represents (i) our share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $14.7 million and $13.3 million in the respective periods shown, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2026	2025
	in millions

Revenue	$1,148.5	$1,052.0
Adjusted EBITDA	$482.0	$463.1
Operating income	$121.8	$17.8
Non-operating expense (1)	$(118.6)	$(106.8)
Net loss	$(16.7)	$(70.5)
    _______________

(1)Includes interest expense of $187.8 million and $187.7 million in the respective periods shown.

The change in the VodafoneZiggo JV’s revenue during the three months ended March 31, 2026, as compared to the corresponding period in 2025, is primarily due to (i) a decrease in B2B fixed revenue, partially offset by the repricing impact, and (ii) a decrease in B2B mobile revenue. The change in the VodafoneZiggo JV’s Adjusted EBITDA during the three months ended March 31, 2026, as compared to the corresponding period in 2025, is primarily due to the net effect of (a) the aforementioned changes in revenue, (b) an increase in network resilience program expenditure, (c) higher marketing costs and (d) cost control measures in labor, product and service delivery, and energy costs. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

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

Other income, net

We recognized other income, net, of $25.0 million and $11.4 million during the three months ended March 31, 2026 and 2025, respectively, which includes interest and dividend income of $12.4 million and $18.4 million, respectively.

Income tax benefit (expense)

We recognized income tax benefit (expense) of ($175.4 million) and $70.0 million during the three months ended March 31, 2026 and 2025, respectively.

The income tax expense during the three months ended March 31, 2026 differs from the expected income tax expense of $80.0 million (based on the Bermuda statutory income tax rate of 15.0%). This difference is primarily due to the net negative impact of (i) the derecognition of a tax litigation-related receivable and (ii) statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory income tax rate. The net negative impact of these items was partially offset by the positive impact of non-deductible or non-taxable foreign currency exchange results

The income tax benefit during the three months ended March 31, 2025 differs from the expected income tax benefit of $209.0 million (based on the Bermuda statutory income tax rate of 15.0%), primarily due to the net negative impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with certain investments. The net negative impact of these items was partially offset by the net positive impact of (a) statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory income tax rate and (b) a net decrease in valuation allowances.

For additional information concerning our income taxes, see note 11 to our condensed consolidated financial statements.

Net earnings (loss)

During the three months ended March 31, 2026 and 2025, we reported net earnings (loss) of $358.2 million and ($1,323.3 million), respectively, consisting of (i) operating income of $23.8 million and $60.7 million, respectively, (ii) net non-operating income (expense) of $509.8 million and ($1,454.0 million), respectively, and (iii) income tax benefit (expense) of ($175.4 million) and $70.0 million, respectively.

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

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests was $20.4 million and $14.0 million during the three months ended March 31, 2026 and 2025, respectively, attributable to noncontrolling interests primarily associated with Wyre and Formula E.

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

Cash, cash equivalents and SMAs

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents and investments held under SMAs at March 31, 2026 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$—
Unrestricted subsidiaries (b)	924.5
Total Liberty Global and unrestricted subsidiaries	924.5
Borrowing groups (c):
Telenet	883.8
VM Ireland	20.0
Total borrowing groups	903.8
Total cash and cash equivalents (d)	1,828.3
Investments held under SMAs (e)	46.3
Total cash and cash equivalents and investments held under SMAs	$1,874.6
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.
(d)The total cash and cash equivalents balance includes $1,062.7 million or 58.1%, $513.0 million or 28.1% and $250.5 million or 13.7% denominated in euros, U.S. dollars and British pound sterling, respectively.

(e)The balance of our investments held under SMAs is held by unrestricted subsidiaries of Liberty Global and includes $46.3 million or 100.0% denominated in U.S. dollars.
For additional information regarding our cash and cash equivalents and investments held under SMAs, see the discussion under Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Cash and Investments below.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $924.5 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, subject to certain tax and legal considerations, together with the $46.3 million of investments held under SMAs, represented available liquidity at the corporate level at March 31, 2026. Our remaining cash and cash equivalents of $903.8 million at March 31, 2026 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at March 31, 2026, see note 11 to the consolidated financial statements included in our 2025 10-K.

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

At March 31, 2026, our consolidated cash and cash equivalents included $1,828.3 million held by entities that are domiciled outside of Bermuda. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing any potential share repurchase activity.

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

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at March 31, 2026, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our March 31, 2026 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) purchase obligations associated with CPE and certain service-related commitments, (b) programming, studio output and sports rights contracts and (c) certain operating costs associated with our networks. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, a significant portion of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 14 to our condensed consolidated financial statements.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global Ltd. Our credit facilities and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At March 31, 2026, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At March 31, 2026, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $8.5 billion, including $0.7 billion that is classified as current on our condensed consolidated balance sheet and $3.3 billion that is not due until 2029 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2026.

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

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. The condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three months ended March 31,
	2026	2025	Change
	in millions

Net cash provided by operating activities	$107.6	$129.2	$(21.6)
Net cash provided (used) by investing activities	(223.0)	52.5	(275.5)
Net cash used by financing activities	(114.0)	(66.2)	(47.8)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(23.8)	50.8	(74.6)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(253.2)	$166.3	$(419.5)

Operating Activities. The decrease in net cash provided by operating activities is primarily attributable to the net effect of (i) an increase in cash provided by our Adjusted EBITDA and related working capital items, (ii) a decrease in cash provided due to higher restructuring costs, (iii) a decrease in cash provided due to higher net payments related to derivative instruments and (iv) a decrease in cash provided due to higher payments for taxes. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our consolidated statements of operations.

Investing Activities. The change in net cash provided (used) by investing activities is primarily attributable to (i) a decrease in cash of $154.3 million due to higher capital expenditures and (ii) a decrease in cash of $121.0 million primarily due to the net effect of (a) lower net cash received from the sale of our investments held under SMAs, partially offset by (b) an increase in cash of $101.8 million and $73.6 million from the partial sales of our investments in ITV and EdgeConneX, respectively. Capital expenditures increased from $243.3 million during the three months ended March 31, 2025 to $397.6 million during the three months ended March 31, 2026, primarily due to (a) an increase in our net local currency capital expenditures and related working capital movements, including the impact of higher capital-related vendor financing, and (b) an increase due to FX.

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

	Three months ended March 31,
	2026	2025
	in millions

Property and equipment additions	$390.7	$285.6
Assets acquired under capital-related vendor financing arrangements	(30.1)	(20.6)
Changes in current liabilities related to capital expenditures	37.0	(21.7)
Capital expenditures, net	$397.6	$243.3

The increase in our property and equipment additions during the three months ended March 31, 2026, as compared to the corresponding period in 2025, is primarily due to (i) an increase in local currency expenditures of our subsidiaries primarily due to (a) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, and (b) an increase in expenditures for new build and upgrade projects, and (ii) an increase due to FX.

Financing Activities. The increase in net cash used by financing activities is primarily attributable to the net effect of (i) an increase in cash used of $80.9 million due to higher net repayments of debt and finance lease obligations and (ii) a decrease in cash used of $37.9 million due to lower repurchases of Liberty Global common shares.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by operating activities, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our condensed consolidated statements of cash flows. Net cash provided by operating activities includes cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions of $3.2 million and $0.8 million during the three months ended March 31, 2026 and 2025, respectively.

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

The following table provides the details of our adjusted free cash flow:

	Three months ended March 31,
	2026	2025
	in millions

Net cash provided by operating activities	$107.6	$129.2
Operating-related vendor financing additions (a)	68.4	71.2
Cash capital expenditures, net	(397.6)	(243.3)
Principal payments on operating-related vendor financing	(88.0)	(86.4)
Principal payments on capital-related vendor financing	(7.9)	(10.0)
Principal payments on finance leases	(1.8)	(1.9)
Adjusted free cash flow	$(319.3)	$(141.2)
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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2025 10-K. The following discussion updates selected numerical information to March 31, 2026.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2026.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At March 31, 2026, $1,062.7 million or 58.1%, $513.0 million or 28.1% and $250.5 million or 13.7% of our consolidated cash balance was denominated in euros, U.S. dollars and British Pound Sterling, respectively, and $46.3 million or 100.0% of our consolidated balance of investments held under SMAs was denominated in U.S. dollars.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	March 31, 2026	December 31, 2025

Spot rates:
Euro	0.8665	0.8521
British pound sterling	0.7567	0.7434

	Three months ended March 31,
	2026	2025

Average rates:
Euro	0.8542	0.9501
British pound sterling	0.7418	0.7936

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

Weighted Average Variable Interest Rate. At March 31, 2026, the outstanding principal amount of our variable-rate indebtedness aggregated $6.8 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 5.1%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $34.0 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2026:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €295 million ($341 million); and

(ii)an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €55 million ($64 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €56 million ($65 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of March 31, 2026. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2026
		2027	2028	2029	2030	2031	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(16.1)	$(145.8)	$(96.1)	$(29.5)	$0.1	$(0.6)	$(1.0)	$(289.0)
Principal-related (b)	0.2	—	79.6	—	—	—	—	79.8
Other (c)	(0.8)	(1.2)	(1.7)	(1.3)	(0.2)	(0.3)	—	(5.5)
Total	$(16.7)	$(147.0)	$(18.2)	$(30.8)	$(0.1)	$(0.9)	$(1.0)	$(214.7)
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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2026. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of March 31, 2026 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2026 through January 31, 2026:
Class A	—	$—	—	$—
Class C	—	$—	—	$—
February 1, 2026 through February 28, 2026:
Class A	—	$—	—	$—
Class C	—	$—	—	$—
March 1, 2026 through March 31, 2026:
Class A	—	$—	—	$—
Class C	—	$—	—	$—
Total — January 1, 2026 through March 31, 2026:
Class A	—	$—	—	$—
Class C	—	$—	—	$—
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)No share repurchase program has been approved by our board of directors for 2026, and therefore, at this time, we are not authorized to repurchase any shares during 2026.

Item 5.OTHER INFORMATION

During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holdings, Including Indentures:
4.1
Supplemental Agreement dated February 20, 2026 between, among others, Telenet Financing USD LLC, Telenet International Finance S.à r.l., Telenet BV, The Bank of Nova Scotia as facility agent and KBC Bank NV as security agent and, attached as a schedule thereto, a copy of the Amended and Restated Credit Agreement dated February 20, 2026 between, among others, Telenet BV as original borrower, The Bank of Nova Scotia as facility agent and KBC Bank NV as security agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed February 24, 2026 (File No. 001-35961)).

10 — Material Contracts:
10.1+
Sale and Purchase Agreement, dated February 18, 2026, by and among, Vodafone Europe B.V., Vodafone International 1 S.à r.l., Liberty Global Holding B.V. and Liberty Global Broadband I Limited (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 24, 2026 (File No. 001-35961)).***

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

+	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulations S-K because they are not material and are the type that the registrant treats as private or confidential. The Registrant hereby agrees to furnish a copy of any omitted portion upon request by the United States Securities and Exchange Commission

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL LTD.

Dated:	May 1, 2026	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 1, 2026	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer