Form 10-Q
period 2026-06-30
Liberty Global Ltd.
filed 2026-07-24
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding common shares of Liberty Global Ltd. as of July 17, 2026 was: 176,722,235 class A common shares, 12,968,658 class B common shares and 151,396,673 class C common shares.

LIBERTY GLOBAL LTD.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2026	December 31, 2025
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$2,418.6	$2,081.4
Trade receivables, net (note 3)	521.2	558.2
Other current assets (notes 3, 4, 5 and 6)	558.2	756.8
Total current assets	3,498.0	3,396.4
Investments and related notes receivable (including $1,054.6 million and $1,631.5 million, respectively, measured at fair value on a recurring basis) (note 5)	6,700.3	7,686.1
Property and equipment, net (notes 8 and 10)	5,422.1	5,270.3
Goodwill (note 8)	3,415.5	3,502.8
Intangible assets subject to amortization, net (note 8)	1,266.8	1,349.4
Other assets, net (notes 3, 6 and 10)	1,229.8	1,390.9
Total assets	$21,532.5	$22,595.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2026	December 31, 2025
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$443.0	$478.7
Deferred revenue (note 3)	247.4	291.9
Current portion of debt and finance lease obligations (notes 9 and 10)	620.4	764.0
Accrued capital expenditures	168.9	158.0
Accrued income taxes	103.9	218.2
Other accrued and current liabilities (notes 4, 6 and 10)	1,158.3	1,248.3
Total current liabilities	2,741.9	3,159.1
Long-term debt and finance lease obligations (notes 9 and 10)	7,729.9	7,830.9
Long-term operating lease liabilities (note 10)	723.8	739.7
Other long-term liabilities (notes 3 and 6)	874.5	920.4
Total liabilities	12,070.1	12,650.1

Commitments and contingencies (notes 6, 9, 10, 11 and 14)

Equity:
Liberty Global shareholders:
Class A common shares, $0.01 nominal value. Issued and outstanding 176,721,543 and 174,502,063 shares, respectively	1.7	1.7
Class B common shares, $0.01 nominal value. Issued and outstanding 12,968,658 and 12,968,658 shares, respectively	0.1	0.1
Class C common shares, $0.01 nominal value. Issued and outstanding 151,396,620 and 147,333,037 shares, respectively	1.5	1.5
Additional paid-in capital	805.1	712.4
Accumulated earnings	5,077.2	5,104.5
Accumulated other comprehensive earnings, net of taxes	3,339.1	3,915.6
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	9,224.6	9,735.7
Noncontrolling interests	237.8	210.1
Total equity	9,462.4	9,945.8
Total liabilities and equity	$21,532.5	$22,595.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions, except per share amounts

Revenue (notes 3, 5 and 15)	$1,172.0	$1,269.1	$2,446.6	$2,440.3
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 10)	375.4	465.3	802.0	868.7
Other operating (notes 10 and 12)	203.3	212.6	423.3	408.6
Selling, general and administrative (SG&A) (notes 10 and 12)	312.3	305.3	610.9	585.9
Depreciation and amortization	262.5	250.8	527.3	483.0
Impairment, restructuring and other operating items, net (note 10)	15.5	5.5	56.3	3.8
	1,169.0	1,239.5	2,419.8	2,350.0
Operating income	3.0	29.6	26.8	90.3
Non-operating income (expense):
Interest expense	(115.9)	(129.5)	(229.6)	(257.0)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	18.2	(406.0)	150.4	(570.7)
Foreign currency transaction gains (losses), net	(122.6)	(2,089.9)	307.6	(3,170.9)
Realized and unrealized gains due to changes in fair values of certain investments, net (notes 5 and 7)	155.4	55.3	213.2	111.1
Share of results of affiliates, net (note 5)	(289.9)	(264.6)	(311.6)	(412.6)
Other income, net	16.8	32.2	41.8	43.6
	(338.0)	(2,802.5)	171.8	(4,256.5)
Earnings (loss) before income taxes	(335.0)	(2,772.9)	198.6	(4,166.2)
Income tax benefit (expense) (note 11)	(22.8)	(0.9)	(198.2)	69.1
Net earnings (loss)	(357.8)	(2,773.8)	0.4	(4,097.1)
Net earnings attributable to noncontrolling interests	(7.3)	(19.1)	(27.7)	(33.1)
Net loss attributable to Liberty Global shareholders	$(365.1)	$(2,792.9)	$(27.3)	$(4,130.2)

Basic loss attributable to Liberty Global shareholders per share (note 13)	$(1.07)	$(8.09)	$(0.08)	$(11.91)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Net earnings (loss)	$(357.8)	$(2,773.8)	$0.4	$(4,097.1)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	53.9	3,174.4	(581.5)	4,801.4
Reclassification adjustment included in net earnings (loss)	3.8	—	4.1	—
Pension-related adjustments and other	(0.6)	4.6	0.9	(0.5)
Other comprehensive earnings (loss)	57.1	3,179.0	(576.5)	4,800.9
Comprehensive earnings (loss)	(300.7)	405.2	(576.1)	703.8
Comprehensive earnings attributable to noncontrolling interests	(7.3)	(19.1)	(27.7)	(33.1)
Comprehensive earnings (loss) attributable to Liberty Global Shareholders	$(308.0)	$386.1	$(603.8)	$670.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2025	$1.7	$0.1	$1.6	$777.0	$12,242.6	$(657.0)	$(0.1)	$12,365.9	$178.4	$12,544.3
Net loss	—	—	—	—	(1,337.3)	—	—	(1,337.3)	14.0	(1,323.3)
Other comprehensive earnings, net of taxes	—	—	—	—	—	1,621.9	—	1,621.9	—	1,621.9
Repurchases and cancellations of Liberty Global common shares	—	—	—	(38.8)	—	—	—	(38.8)	—	(38.8)
Share-based compensation (note 12)	—	—	—	26.6	—	—	—	26.6	—	26.6
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	10.5	—	—	—	10.5	0.1	10.6
Balance at March 31, 2025	1.7	0.1	1.6	775.3	10,905.3	964.9	(0.1)	12,648.8	192.5	12,841.3
Net loss	—	—	—	—	(2,792.9)	—	—	(2,792.9)	19.1	(2,773.8)
Other comprehensive earnings, net of taxes	—	—	—	—	—	3,179.0	—	3,179.0	—	3,179.0
Repurchases and cancellations of Liberty Global common shares	—	—	(0.1)	(64.1)	—	—	—	(64.2)	—	(64.2)
Share-based compensation (note 12)	—	—	—	34.3	—	—	—	34.3	—	34.3
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(11.0)	—	—	—	(11.0)	(0.6)	(11.6)
Balance at June 30, 2025	$1.7	$0.1	$1.5	$734.5	$8,112.4	$4,143.9	$(0.1)	$12,994.0	$211.0	$13,205.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2026	$1.7	$0.1	$1.5	$712.4	$5,104.5	$3,915.6	$(0.1)	$9,735.7	$210.1	$9,945.8
Net earnings	—	—	—	—	337.8	—	—	337.8	20.4	358.2
Other comprehensive loss, net of taxes	—	—	—	—	—	(633.6)	—	(633.6)	—	(633.6)
Share-based compensation (note 12)	—	—	—	32.3	—	—	—	32.3	—	32.3
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	32.0	—	—	—	32.0	—	32.0
Balance at March 31, 2026	1.7	0.1	1.5	776.7	5,442.3	3,282.0	(0.1)	9,504.2	230.5	9,734.7
Net loss	—	—	—	—	(365.1)	—	—	(365.1)	7.3	(357.8)
Other comprehensive earnings, net of taxes	—	—	—	—	—	57.1	—	57.1	—	57.1
Share-based compensation (note 12)	—	—	—	33.4	—	—	—	33.4	—	33.4
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(5.0)	—	—	—	(5.0)	—	(5.0)
Balance at June 30, 2026	$1.7	$0.1	$1.5	$805.1	$5,077.2	$3,339.1	$(0.1)	$9,224.6	$237.8	$9,462.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2026	2025
	in millions

Cash flows from operating activities:
Net earnings (loss)	$0.4	$(4,097.1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	81.0	82.8
Depreciation and amortization	527.3	483.0
Impairment, restructuring and other operating items, net	56.3	3.8
Amortization of deferred financing costs and non-cash interest	12.2	33.0
Realized and unrealized losses (gains) on derivative instruments, net	(150.4)	570.7
Foreign currency transaction losses (gains), net	(307.6)	3,170.9
Realized and unrealized gains due to changes in fair values of certain investments, net	(213.2)	(111.1)
Share of results of affiliates, net	311.6	412.6
Deferred income tax benefit	(10.6)	(126.5)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	31.5	(143.7)
Net cash provided by operating activities	338.5	278.4

Cash flows from investing activities:
Capital expenditures, net	(745.5)	(562.6)
Cash received in connection with the sale of EdgeConneX	677.8	—
Cash received from the sale of other investments	208.8	796.1
Cash received in connection with the sale of UPC Slovakia	110.7	—
Cash paid for investments	(79.4)	(491.4)
Other investing activities, net	(3.6)	11.0
Net cash provided (used) by investing activities	$168.8	$(246.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended June 30,
	2026	2025
	in millions

Cash flows from financing activities:
Borrowings of debt	$100.8	$562.7
Operating-related vendor financing additions	190.0	151.6
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(178.4)	(658.8)
Principal payments on operating-related vendor financing	(191.5)	(176.6)
Principal payments on capital-related vendor financing	(57.5)	(30.4)
Principal payments on finance leases	(3.7)	(2.8)
Net cash received (paid) related to derivative instruments	(0.2)	82.7
Repurchases of Liberty Global common shares	—	(102.0)
Other financing activities, net	4.4	(17.4)
Net cash used by financing activities	(136.1)	(191.0)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(34.0)	159.7
Net increase in cash and cash equivalents and restricted cash	337.2	0.2
Cash and cash equivalents and restricted cash:
Beginning of period	2,087.1	1,822.3
Net increase	337.2	0.2
End of period	$2,424.3	$1,822.5

Cash paid for interest	$221.6	$236.0
Net cash paid for taxes	$113.4	$182.7

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$2,418.6	$1,816.5
Restricted cash included in other current assets and other assets, net	5.7	6.0
Total cash and cash equivalents and restricted cash	$2,424.3	$1,822.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2026
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

On April 30, 2026, we completed the sale of UPC Slovakia (as defined in note 4), through which we previously provided residential and business telecommunications services in Slovakia. Effective with the signing of the share purchase agreement on December 18, 2025, we began accounting for UPC Slovakia as held for sale. Accordingly, the held-for-sale assets and liabilities of UPC Slovakia are included in other current assets and other accrued and current liabilities, respectively, on our December 31, 2025 condensed consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications in our condensed consolidated statements of operations or cash flows. For additional information, see note 4.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2026.

Certain prior-period amounts have been reclassified to conform to the current period presentation, including the separate segment presentation of Telenet and Wyre, as described in note 15.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
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
June 30, 2026
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

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $32.7 million and $31.3 million at June 30, 2026 and December 31, 2025, respectively.
If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $11.7 million and $11.4 million as of June 30, 2026 and December 31, 2025, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $262.9 million and $305.9 million as of June 30, 2026 and December 31, 2025, respectively. The decrease in deferred revenue for the six months ended June 30, 2026 is primarily due to the net effect of (a) the recognition of $258.8 million of revenue that was included in our deferred revenue balance at December 31, 2025 and (b) the impact of additions during the period. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Unsatisfied Performance Obligations

A significant portion of our revenue is derived from subscription service contracts with an initial duration of less than 12 months. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of future revenue to be recognized from our existing customers. Revenue from customers who are subject to contracts is generally recognized over the term of such contracts, which is typically 12 months for our residential service contracts, one to three years for our mobile service contracts and one to five years for our B2B service contracts. The average remaining contractual term for B2B non-subscription services is approximately three years. At June 30, 2026 the aggregate transaction price allocated to remaining performance obligations related to our B2B and other fixed-fee service agreements with terms greater than one year was approximately $1.9 billion and is expected to be recognized over the respective remaining contractual terms.

(4)    Acquisitions and Dispositions

Pending Acquisition

On February 18, 2026, Liberty Global entered into a sale and purchase agreement with Vodafone to acquire its 50% interest in the VodafoneZiggo JV for consideration of (i) €1.0 billion ($1.1 billion) in cash and (ii) a 10% equity interest in a new Benelux holding company, which will hold Liberty Global’s interests in VodafoneZiggo and Telenet.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
At closing, the existing shareholders’ agreement governing the VodafoneZiggo JV will be terminated and replaced with a new shareholders’ agreement, and certain agreements, including new and continuing service agreements, between VodafoneZiggo, Vodafone and Liberty Global will be put in place. The transaction is expected to close no later than July 31, 2026.

Disposition

On April 30, 2026, we completed the sale of our operations in Slovakia (UPC Slovakia) to O2 Slovakia s.r.o., an affiliate of e& PPF Telecom Group B.V. After considering working capital adjustments (including cash disposed), we received net cash proceeds of €94.4 million ($110.7 million at the transaction date). In our segment presentation, UPC Slovakia is included in our “all other category.”

Effective with the signing of the share purchase agreement on December 18, 2025, we began accounting for UPC Slovakia as held for sale. Accordingly, we ceased to depreciate or amortize the long-lived assets of UPC Slovakia. However, we have not presented UPC Slovakia as a discontinued operation as this transaction did not represent a strategic shift that will have a major effect on our financial results or operations. As of December 31, 2025, the held-for-sale assets and liabilities of UPC Slovakia totaled $122.5 million and $18.2 million, respectively, and were included in other current assets and other accrued and current liabilities, respectively, on our consolidated balance sheet.

In connection with the held for sale classification and subsequent remeasurement, we recognized an impairment charge of $0.8 million prior to the closing of this transaction to reduce the carrying value of the UPC Slovakia disposal group to its fair value less costs to sell. Upon completion of the sale on April 30, 2026, we reclassified $3.8 million of accumulated foreign currency translation losses previously recognized in accumulated other comprehensive income (loss) into earnings. The impairment charge and the reclassification of accumulated translation adjustments are both included in impairment, restructuring, and other operating items, net, in our condensed consolidated statement of operations.

As part of the transaction, we have agreed to provide certain transitional services for a period of up to 42 months from the closing of the transaction. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by the purchaser. During the three months ended June 30, 2026, we recorded revenue of $0.8 million associated with these transitional services. Liberty Global will also allow the use of the “UPC” brand for a transitional period of up to three years as part of the transaction.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
(5)    Investments

The details of our investments are set forth below:

Accounting Method	June 30, 2026	December 31, 2025	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMO2 JV	$3,481.1	$3,756.7	50.0
VodafoneZiggo JV (c)	1,623.8	1,738.6	50.0
AE Group Sàrl (AtlasEdge JV) (d)	360.2	388.4	48.8
Nexfibre Networks Limited (nexfibre JV) (e)	70.8	88.3	25.0
Other	109.8	82.6
Total — equity	5,645.7	6,054.6
Fair value:
Short-term:
Separately-managed accounts (SMAs) (f)	—	76.2
Long-term:
Televisa Univision, Inc. (Televisa Univision)	299.4	299.5	6.5
Lionsgate Studios Corp. (Lionsgate)	107.8	64.2	2.4
ITV plc (ITV) (g)	100.7	208.4	2.5
CANAL+ Polska S.A	78.0	81.8	17.0
Plume Design, Inc. (Plume) (h)	57.3	64.1	10.2
EdgeConneX, Inc. (EdgeConneX) (i)	—	528.3
Other	411.4	385.2
Total — fair value	1,054.6	1,707.7
Total investments (j)	$6,700.3	$7,762.3
Short-term investments	$—	$76.2
Long-term investments	$6,700.3	$7,686.1
_______________

(a)Represents our economic ownership based on total shares owned as a percentage of total shares outstanding as of the most recent balance sheet date or the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal their respective fair values. At June 30, 2026 and December 31, 2025, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $1,001.9 million and $1,029.2 million, respectively, related to amounts associated with the VodafoneZiggo JV Receivables, as defined below.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global, comprising (i) a €700.0 million note receivable ($799.0 million and $821.5 million equivalent at June 30, 2026 and December 31, 2025, respectively) (the VodafoneZiggo JV Receivable I) and (ii) a €207.9 million note receivable ($237.3 million and $244.0 million equivalent at June 30, 2026 and December 31, 2025, respectively) (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at a rate of 5.55% and have a final maturity date of December 31, 2030. During the six months ended June 30, 2026, interest accrued on the VodafoneZiggo JV Receivables was €25.9 million ($29.6 million), all of which has been cash settled.

(d)Liberty Global owns a 50% noncontrolling voting interest in the AtlasEdge JV.

(e)Liberty Global owns a 25% noncontrolling voting interest in the nexfibre JV.

(f)Represents investments held under SMAs, which were maintained by investment managers acting as agents on our behalf. With the exception of our SMA invested in a leveraged structured note, all investments held under SMAs were sold as of the first quarter of 2025. During the first quarter of 2026, we redeemed $36.6 million of the leveraged structured note. During the second quarter of 2026, we redeemed the remaining leveraged structured note balance and received cash proceeds of $46.3 million. The SMA balance at December 31, 2025 is included in other current assets on our condensed consolidated balance sheet.

(g)During the first quarter of 2026, we disposed of approximately one-half of our interest in ITV for aggregate cash proceeds of approximately £76.1 million ($101.8 million).

(h)Our investment in Plume includes warrants with a fair value of $18.4 million and $21.1 million at June 30, 2026 and December 31, 2025, respectively.

(i)During the first quarter of 2026, we disposed of approximately 16% of our interest in EdgeConneX for aggregate cash proceeds of $73.6 million. On June 29, 2026, we completed the sale of our remaining interest in EdgeConneX for aggregate cash proceeds of $604.2 million.

(j)The purchase and sale of investments are presented on a gross basis in our condensed consolidated statements of cash flows, including amounts associated with SMAs.

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

VMO2 JV (a)	$(208.0)	$(161.1)	$(224.6)	$(247.7)
VodafoneZiggo JV (b)	(45.7)	(48.1)	(38.9)	(70.7)
nexfibre JV	(22.3)	(29.6)	(27.4)	(42.2)
AtlasEdge JV	(12.5)	(18.5)	(18.1)	(34.5)
Other, net	(1.4)	(7.3)	(2.6)	(17.5)
Total	$(289.9)	$(264.6)	$(311.6)	$(412.6)
_______________

(a)Represents our share of the results of operations of the VMO2 JV.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
(b)Represents (i) our share of the results of operations of the VodafoneZiggo JV and (ii) 100% of the interest income earned on the VodafoneZiggo JV Receivables.

VMO2 JV

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). The agreements underlying the U.K. JV Services expire in 2030. The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services provided pursuant to the U.K. JV Framework Agreement. At June 30, 2026 and December 31, 2025, $65.8 million and $79.3 million, respectively, was due from the VMO2 JV related to the aforementioned transactions. The amounts due from the VMO2 JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

The following table sets forth a summary of revenue recorded from the VMO2 JV:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Fixed fee	$58.0	$56.7	$117.3	$110.8
Variable charges (a)	73.9	38.8	107.8	73.2
Total revenue	$131.9	$95.5	$225.1	$184.0
_______________

(a)Amounts primarily include the sale of customer premises equipment (CPE) at a mark-up.

The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Revenue	$3,220.3	$3,373.5	$6,442.7	$6,499.8
Loss before income taxes	$(530.7)	$(403.9)	$(569.7)	$(616.1)
Net loss	$(410.8)	$(308.9)	$(438.4)	$(474.7)

VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided pursuant to the NL JV Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $56.7 million and $48.2 million during the three months ended June 30, 2026 and 2025, respectively, and $110.7 million and $94.3 million during the six months ended June 30, 2026 and 2025, respectively, primarily related to (a) the NL JV Services and (b) the sale of CPE to the VodafoneZiggo JV at a mark-up. At June 30, 2026 and December 31, 2025, $40.8 million and $42.7 million, respectively, was due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Revenue	$1,133.7	$1,123.3	$2,282.2	$2,175.3
Loss before income taxes	$(165.5)	$(157.6)	$(162.3)	$(246.6)
Net loss	$(122.6)	$(119.9)	$(139.3)	$(190.4)

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains due to changes in fair values of certain investments, net:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

EdgeConneX (a)	$95.3	$14.9	$154.2	$3.6
Lionsgate (b)	40.4	(9.5)	43.6	(7.3)
Televisa Univision	2.8	(27.6)	7.8	(41.6)
Plume	(5.6)	(9.7)	(6.8)	(13.0)
ITV	7.3	43.1	(6.1)	79.8
Vodafone (c)	—	57.9	—	121.6
Other, net	15.2	(13.8)	20.5	(32.0)
Total	$155.4	$55.3	$213.2	$111.1
_______________

(a)We completed the sale of our investment in EdgeConneX during the second quarter of 2026.

(b)During the second quarter of 2025, Lions Gate Entertainment Corp. (NYSE: LGF.A and LGF.B) completed the full separation (the Lionsgate Separation) of its studio and network business into two independent, publicly traded companies, Lionsgate and Starz Entertainment Corp. (Starz). All previous Lions Gate Entertainment Corp. shares have been exchanged for shares in the new companies Lionsgate (NASDAQ: LION) and Starz (NASDAQ: STRZ). Following the separation, our investment in Starz is reflected in ‘Other’ fair value investments in the above table.

(c)We completed the sale of our investment in Vodafone during the third quarter of 2025.

Certain of our fair value and equity method investments operate in highly competitive markets. If macroeconomic, competitive, regulatory, or other adverse factors result in a further deterioration in the operating results or cash flows of these businesses, we could determine that the carrying value of such investments is impaired. In addition, the management of our equity method investments could conclude that goodwill and, to a lesser extent, long-lived assets are impaired. Any resulting impairment charges could have a significant adverse impact on our consolidated results of operations.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2026			December 31, 2025
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$135.3	$121.7	$257.0	$127.1	$113.8	$240.9
Foreign currency forward and option contracts	2.1	0.7	2.8	0.1	—	0.1
Other	13.0	0.4	13.4	7.8	—	7.8
Total	$150.4	$122.8	$273.2	$135.0	$113.8	$248.8
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$112.5	$56.1	$168.6	$126.2	$122.0	$248.2
Foreign currency forward and option contracts	0.4	1.3	1.7	1.9	0.9	2.8
Other	11.8	—	11.8	8.2	0.5	8.7
Total	$124.7	$57.4	$182.1	$136.3	$123.4	$259.7
_______________

(a)Our current and long-term derivative assets and current and long-term derivative liabilities are included in other current assets, other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains of $2.6 million and $5.2 million during the three months ended June 30, 2026 and 2025, respectively, and $3.0 million and $9.4 million during the six months ended June 30, 2026 and 2025, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Cross-currency and interest rate derivative contracts	$16.6	$(323.2)	$146.8	$(433.9)
Foreign currency forward and option contracts	1.6	(9.0)	3.6	(13.7)
Equity-related derivative instruments	—	(73.9)	—	(123.1)
Other	—	0.1	—	—
Total	$18.2	$(406.0)	$150.4	$(570.7)
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

	Six months ended June 30,
	2026	2025
	in millions

Operating activities	$41.1	$72.7
Investing activities	—	(0.1)
Financing activities	(0.2)	82.7
Total	$40.9	$155.3

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions, however notwithstanding, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our condensed consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At June 30, 2026, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $142.6 million.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
Details of our Derivative Instruments

Cross-currency Swap Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2026, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at June 30, 2026:

	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average remaining life
	in millions		in years

Telenet	$3,266.6	€2,899.5	1.8

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2026:

	Pays fixed rate			Receives fixed rate
	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

Telenet	$4,120.5	(a)	2.8	$—	—

Other (b)	$248.9	(a)	19.5	$—	—
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to June 30, 2026. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)Represents contracts associated with Egg Power AssetCo Limited, a subsidiary of Liberty Global (Egg Power).

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at June 30, 2026:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Telenet	$3,562.0	—

VM Ireland	$1,027.3	—

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At June 30, 2026, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.0 billion and $1.3 billion, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Increase (decrease) to borrowing costs at June 30, 2026 (a)

VM Ireland	(1.89)%
Telenet	(1.61)%
Other (b)	0.28%
Total decrease to borrowing costs	(1.62)%
_______________

(a)Represents the effect of derivative instruments in effect at June 30, 2026 and does not include forward-starting derivative instruments.
(b)Represents the impact of derivative instruments on borrowing costs at Egg Power.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of June 30, 2026, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $221.0 million.

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of June 30, 2026 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
Fair value measurements are also used for nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets (including franchise and licensing rights), property and equipment and goodwill. The valuation of reporting units is based on an income-based approach (discounted cash flows) using assumptions in our long-range business plans or a market-based approach (current multiples of comparable public companies and guideline transactions) and, in some cases, a combination of an income-based approach and a market-based approach. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue growth and Adjusted EBITDA margin (as defined in note 15), and terminal growth rates, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. Goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2026 and 2025, we did not perform any significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 2025 10-K.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at June 30, 2026 using:
Description	June 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$257.0	$—	$257.0	$—
Foreign currency forward and option contracts	2.8	—	2.8	—
Other	13.4	—	13.4	—
Total derivative instruments	273.2	—	273.2	—
Investments	1,054.6	222.1	0.1	832.4
Total assets	$1,327.8	$222.1	$273.3	$832.4

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$168.6	$—	$168.6	$—
Foreign currency forward and option contracts	1.7	—	1.7	—
Other	11.8	—	11.8	—
Total liabilities	$182.1	$—	$182.1	$—

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
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

A reconciliation of the beginning and ending balances of our investments measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows (in millions):

Balance of Level 3 investments at January 1, 2026	$1,353.3
Gains included in net earnings (a):
Realized and unrealized gains due to changes in fair values of certain investments, net	160.5
Additions	24.3
Dispositions	(677.9)
Foreign currency translation adjustments and other, net	(27.8)
Balance of Level 3 investments at June 30, 2026 (b)	$832.4
_______________

(a)Amounts primarily relate to Level 3 investments that we continue to carry on our condensed consolidated balance sheet as of June 30, 2026.

(b)As of June 30, 2026, $369.5 million of our Level 3 investments were accounted for under the measurement alternative at cost less impairment, adjusted for observable price changes.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2026	December 31, 2025
	in millions

Distribution systems	$7,528.4	$7,189.1
Support equipment, buildings and land	2,940.5	2,941.2
CPE	1,162.7	1,070.2
Total property and equipment, gross	11,631.6	11,200.5
Accumulated depreciation	(6,209.5)	(5,930.2)
Total property and equipment, net	$5,422.1	$5,270.3

During the six months ended June 30, 2026 and 2025, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $36.1 million and $32.1 million, respectively, which exclude related value-added taxes (VAT) of $6.6 million and $4.8 million, respectively, that were also financed under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2026 are set forth below:

	January 1, 2026	Acquisitions and related adjustments	Foreign currency translation adjustments and other	June 30, 2026
	in millions

Telenet	$2,516.5	$—	$(69.1)	$2,447.4
Wyre	457.0	—	(12.5)	444.5
VM Ireland	284.4	—	(7.8)	276.6
Other	244.9	2.7	(0.6)	247.0
Total	$3,502.8	$2.7	$(90.0)	$3,415.5

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Licenses (a)	$1,539.5	$(458.9)	$1,080.6	$1,582.8	$(438.0)	$1,144.8
Customer relationships	261.6	(187.7)	73.9	269.0	(186.0)	83.0
Other	271.7	(159.4)	112.3	278.9	(157.3)	121.6
Total	$2,072.8	$(806.0)	$1,266.8	$2,130.7	$(781.3)	$1,349.4
_______________

(a)Primarily includes amounts related to (i) certain mobile spectrum licenses and (ii) a licensing agreement with the Federation Internationale l’Automobile that provides Formula E with the exclusive rights to operate an electric motor racing series.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2026			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	June 30, 2026	December 31, 2025
		in millions

Telenet Credit Facility (c)	5.27%	€625.0	$713.4	$4,577.8	$4,748.0
Telenet Senior Secured Notes	4.72%	—	—	1,588.0	1,633.7
VM Ireland Credit Facility (d)	5.70%	€100.0	114.1	1,027.3	1,056.2
Vendor financing (e)	4.41%	—	—	339.6	365.9
Other (f)	4.86%	—	—	810.4	781.0
Total debt before deferred financing costs, discounts and premiums (g)	5.14%		$827.5	$8,343.1	$8,584.8

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	June 30, 2026	December 31, 2025
	in millions

Total debt before deferred financing costs, discounts and premiums	$8,343.1	$8,584.8
Deferred financing costs, discounts and premiums, net	(21.4)	(23.0)
Total carrying amount of debt	8,321.7	8,561.8
Finance lease obligations (note 10)	28.6	33.1
Total debt and finance lease obligations	8,350.3	8,594.9
Current portion of debt and finance lease obligations	(620.4)	(764.0)
Long-term debt and finance lease obligations	$7,729.9	$7,830.9
_______________

(a)Represents the weighted average interest rate in effect at June 30, 2026 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.81% at June 30, 2026. The weighted average interest rate calculation includes principal amounts outstanding associated with all of our secured and unsecured borrowings. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2026 without regard to covenant compliance calculations or other conditions precedent to borrowing. The following table provides our borrowing availability and amounts available to loan or distribute in accordance with the terms of the respective subsidiary facilities (i) at June 30, 2026 and (ii) upon completion of the relevant June 30, 2026 compliance reporting requirements. These amounts do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to June 30, 2026, or the full impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)

	Availability
	June 30, 2026		Upon completion of the relevant June 30, 2026 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
Telenet Credit Facility	€625.0	$713.4	€625.0	$713.4
VM Ireland Credit Facility	€100.0	$114.1	€100.0	$114.1

Available to loan or distribute:
Telenet Credit Facility	€625.0	$713.4	€625.0	$713.4
VM Ireland Credit Facility	€100.0	$114.1	€100.0	$114.1

(c)At June 30, 2026, unused borrowing capacity under the Telenet Credit Facility amounted to €625.0 million ($713.4 million) comprising (i) €580.0 million ($662.1 million) under Telenet Revolving Facility I, (ii) €25.0 million ($28.5 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($22.8 million) under the Telenet Revolving Facility, each of which were undrawn at June 30, 2026. In January 2026, €90.0 million ($102.7 million) of borrowings under Telenet Revolving Facility I were repaid, restoring total available capacity under Telenet Revolving Facility I to €580.0 million. In February 2026, €550.0 million ($627.8 million) of Telenet Revolving Facility I was amended to extend the maturity date from May 2029 to May 2032.

(d)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($114.1 million) under the VM Ireland Revolving Facility, which was undrawn at June 30, 2026.

(e)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our condensed consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our condensed consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During the six months ended June 30, 2026 and 2025, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows from financing activities related to these operating expenses were $190.0 million and $151.6 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(f)At June 30, 2026 and December 31, 2025, amounts include (i) $204.4 million and $228.4 million, respectively, of debt collateralized by certain trade receivables of Telenet and (ii) $400.7 million and $423.4 million, respectively, of liabilities related to Telenet’s acquisition of mobile spectrum licenses. Telenet will make annual payments for the license fees over the terms of the respective licenses. In addition, amounts include (a) $78.4 million and $19.8 million, respectively, of debt drawn on a capital expenditure term loan facility at Egg Power (the Egg Power Capex Facility) and (b) $57.1 million and $58.7 million, respectively, of debt related to an advance against the assignment of certain future sponsorship receivables of Formula E.

(g)As of June 30, 2026 and December 31, 2025, our debt had an estimated fair value of $8.3 billion and $8.6 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
General Information

At June 30, 2026, most of our outstanding debt had been incurred by one of our two subsidiary “borrowing groups.” References to these borrowing groups, which comprise Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during 2026. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 2025 10-K.

Financing Transactions

In April 2026, Telenet purchased and extinguished $28.4 million of the $1.0 billion principal amount of Telenet 5.50% Senior Notes due 2028.

In May 2026, Wyre Finance BV, a direct wholly-owned subsidiary of Wyre, entered into a bank facilities agreement comprised of (i) a €2.7 billion ($3.1 billion) term loan facility (the Wyre Term Facility), (ii) a €1.2 billion ($1.4 billion) capex term loan facility (the Wyre Capex Term Facility), (iii) a €215.0 million ($245.4 million) revolving facility (the Wyre Revolving Facility) and (iv) a €235.0 million ($268.2 million) debt service reserve facility (the Wyre DSR Facility and, together with the Wyre Term Facility, Wyre Capex Term Facility and Wyre Revolving Facility, the “Wyre Facilities”). Pending the approval of the fiber network cooperation agreement with Proximus by the Belgian Competition Authority (BCA), this will allow us to separate the Telenet and Wyre capital structures and access the funds available pursuant to the Wyre Facilities. The Wyre Term Facility may be used for, among other things, the refinancing of existing indebtedness (including intercompany loans), the funding of dividends or other distributions, investments and general corporate purposes of Wyre and its subsidiaries. The Wyre Capex Term Facility may be used for the financing and refinancing of capital expenditures and certain permitted acquisitions of Wyre and its subsidiaries, while the Wyre Revolving Facility is intended to support working capital and other general corporate purposes of Wyre and its subsidiaries. The Wyre DSR Facility is available to fund certain debt service liquidity requirements of Wyre and its subsidiaries. Borrowings under the Wyre Facilities bear interest at EURIBOR plus a margin ranging from 2.35% to 3.25%, with the applicable margin increasing annually from the third anniversary of the first utilization of the Wyre Term Facility and mature seven years after the first utilization date. On July 23, 2026, we received approval from the BCA and have begun the process of separating the Telenet and Wyre capital structures. As the Wyre Facilities were not available until after the balance sheet date, unused borrowing capacity at June 30, 2026 excludes the availability under the Wyre Facilities. The Wyre Facilities supersede the previously disclosed €500.0 million ($570.7 million) standalone Wyre Capex Facility, which expired in February 2026 without being utilized.

In July 2026, Liberty Global Europe Holdings BV, a wholly-owned subsidiary of Liberty Global, entered into a €300.0 million ($342.4 million) financing facility. This facility bears interest at a rate of EURIBOR plus a margin ranging from 2.75% to 4.75% and matures three years after the initial draw down, which has yet to occur. As this facility was not available until after the balance sheet date, unused borrowing capacity at June 30, 2026 excludes the availability under this facility.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
Maturities of Debt

Maturities of our debt as of June 30, 2026 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on June 30, 2026 exchange rates.

	Telenet (a)	VM Ireland	Other (b)	Total
	in millions

Year ending December 31:
2026 (remainder of year)	$414.7	$—	$43.4	$458.1
2027	180.7	—	22.8	203.5
2028	4,386.9	—	—	4,386.9
2029	1,292.2	1,027.3	13.2	2,332.7
2030	26.0	—	—	26.0
2031	26.5	—	—	26.5
Thereafter	831.0	—	78.4	909.4
Total debt maturities	7,158.0	1,027.3	157.8	8,343.1
Deferred financing costs, discounts and premiums, net	(11.6)	(3.1)	(6.7)	(21.4)
Total debt	$7,146.4	$1,024.2	$151.1	$8,321.7
Current portion	$571.0	$—	$43.4	$614.4
Long-term portion	$6,575.4	$1,024.2	$107.7	$7,707.3
_______________

(a)Amounts include vendor financing obligations of $339.6 million, all of which are classified as current on our condensed consolidated balance sheet, as set forth below (in millions):

Year ending December 31:
2026 (remainder of year)	$183.7
2027	155.9
Total vendor financing maturities	$339.6

(b)Includes (i) $78.4 million of debt drawn on the Egg Power Capex Facility and (ii) $57.1 million of debt related to an advance against the assignment of certain future sponsorship receivables of Formula E.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2026	2025
	in millions

Balance at January 1	$365.9	$355.9
Operating-related vendor financing additions	190.0	151.6
Capital-related vendor financing additions	42.7	36.9
Principal payments on operating-related vendor financing	(191.5)	(176.6)
Principal payments on capital-related vendor financing	(57.5)	(30.4)
Foreign currency and other	(10.0)	47.8
Balance at June 30	$339.6	$385.2

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our right-of-use (ROU) assets and lease liabilities is set forth below:

	June 30, 2026	December 31, 2025
	in millions

ROU assets:
Operating leases (a)	$768.8	$773.6
Finance leases (b)	35.1	37.1
Total ROU assets	$803.9	$810.7

Lease liabilities:
Operating leases (c)	$812.8	$828.5
Finance leases (d)	28.6	33.1
Total lease liabilities	$841.4	$861.6
_______________

(a)Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At June 30, 2026, the weighted average remaining lease term for operating leases was 10.5 years and the weighted average discount rate was 5.4%. During the six months ended June 30, 2026 and 2025, we recorded non-cash additions to our operating lease ROU assets of $58.4 million and $15.2 million, respectively.

(b)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At June 30, 2026, the weighted average remaining lease term for finance leases was 8.8 years and the weighted average discount rate was 7.9%.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
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

A summary of our aggregate lease expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Finance lease expense:
Depreciation and amortization	$1.6	$1.4	$3.4	$3.4
Interest expense	0.7	0.6	1.3	1.4
Total finance lease expense	2.3	2.0	4.7	4.8
Operating lease expense (a)	30.4	28.1	62.5	56.3
Short-term lease expense (a)	—	0.1	0.1	0.2
Variable lease expense (b)	0.4	0.4	0.8	0.8
Total lease expense	$33.1	$30.6	$68.1	$62.1
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Six months ended June 30,
	2026	2025
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$44.4	$39.3
Operating cash outflows from finance leases (interest component)	1.3	1.4
Financing cash outflows from finance leases (principal component)	3.7	2.8
Total cash outflows from operating and finance leases	$49.4	$43.5

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
Maturities of our operating and finance lease liabilities as of June 30, 2026 are presented below. Amounts represent U.S. dollar equivalents based on June 30, 2026 exchange rates.

	Operating leases (a)	Finance leases
	in millions

Year ending December 31:
2026 (remainder of year)	$62.2	$4.5
2027	112.5	7.9
2028	106.2	5.0
2029	98.1	3.5
2030	93.6	2.1
2031	87.4	1.7
Thereafter	522.7	12.9
Total payments	1,082.7	37.6
Less: present value discount	(269.9)	(9.0)
Present value of lease payments	$812.8	$28.6
Current portion	$89.0	$6.0
Long-term portion	$723.8	$22.6
______________

(a)Operating lease payments exclude $224.8 million of estimated future payments for lease commitments not yet commenced at Telenet. These payments relate to (i) the lease of the new corporate headquarters commencing in 2031 and (ii) the lease back of build-to-suit sites on certain passive infrastructure and tower assets sold to DigitalBridge Investments LLC in 2022, the majority of which are not anticipated to be due until after 2028. Telenet will act as an agent over the construction of future towers on the build-to-suit sites.

(11)    Income Taxes

Our effective tax rate for the three months ended June 30, 2026 was (6.8%) (income tax expense of $22.8 million), which differs from the Bermuda statutory rate of 15.0% (expected income tax benefit of $50.2 million). This difference is primarily due to the negative impact of non-deductible net losses from certain investments in the U.K., the Netherlands and Luxembourg of $75.7 million (22.5%).

Our effective tax rate for the six months ended June 30, 2026 was 99.8% (income tax expense of $198.2 million), which differs from the Bermuda statutory rate of 15.0% (expected income tax expense of $29.8 million). This difference is primarily due to the negative impacts of (i) the derecognition of a tax litigation-related receivable in the U.S. of $133.3 million (67.1%), (ii) non-deductible net losses from certain investments in the U.K., the Netherlands and Luxembourg of $79.7 million (40.1%), and (iii) certain non-taxable or non-deductible items in Belgium, the U.K., the U.S. and the Netherlands of $30.2 million (15.3%). The negative impacts of these items were partially offset by the positive impact of non-taxable net foreign currency exchange gains in the U.K. of $97.1 million (48.9%).

Our effective tax rate for the three months ended June 30, 2025 was 0.0% (income tax expense of $0.9 million), which differs from the Bermuda statutory rate of 15.0% (expected income tax benefit of $415.9 million). This difference is primarily due to the negative impacts of (i) non-deductible net foreign exchange losses in the U.K. of $594.9 million (21.5%) and (ii) non-deductible net losses from certain investments in the U.K. and the Netherlands of $69.5 million (2.5%). The negative impacts of these items were partially offset by the net positive impact of statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory rate, including $259.7 million (9.4%) in the U.K.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
Our effective tax rate for the six months ended June 30, 2025 was 1.7% (income tax benefit of $69.1 million), which differs from the Bermuda statutory rate of 15.0% (expected income tax benefit of $624.9 million). This difference is primarily due to the negative impacts of (i) non-deductible net foreign exchange losses in the U.K. of $903.1 million (21.7%) and (ii) non-deductible net losses from certain investments in the U.K. and the Netherlands of $112.8 million (2.7%). The negative impacts of these items were partially offset by the positive impacts of (a) statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory rate, including $392.3 million (9.4%) in the U.K., and (b) the release of valuation allowances in Luxembourg of $86.0 million (2.1%).

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted in the U.S., introducing various changes to federal tax law. We have evaluated the provisions of the OBBBA and determined that they did not have a material impact on our consolidated financial statements through June 30, 2026, nor do we currently anticipate that the OBBBA will have a material impact on our consolidated financial statements in the future.

As of June 30, 2026, our unrecognized tax benefits were $143.2 million, of which $90.8 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

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

On October 7, 2022, the U.S. Department of Justice (DOJ) filed a suit against Liberty Global, Inc. (LGI), a wholly-owned U.S. subsidiary of Liberty Global, in the U.S. District Court of Colorado (the District Court) for unpaid federal income taxes and penalties for the 2018 tax year of approximately $284 million. This action by the DOJ is related to the November 2020 complaint filed by LGI in the District Court seeking a refund of approximately $110 million of taxes, penalties and interest associated with the application of certain temporary Treasury regulations issued in June 2019. In October 2023, the District Court entered judgment against LGI with respect to the refund claim and we appealed this decision to the U.S. Court of Appeals for the Tenth Circuit (the Court of Appeals) in December 2023. In April 2026, the Court of Appeals upheld the District Court’s decision with respect to the refund claim. As a result of the adverse appellate ruling, we concluded that the realization of the refund is no longer probable; therefore, in the first quarter of 2026, we derecognized the associated receivable. We have sought a review of the appellate court’s decision. As it pertains to the suit filed by the DOJ in 2022, we will continue our defense of certain matters not specifically addressed in the decision by the Court of Appeals.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
(12)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Liberty Global (a):
Non-performance based incentive awards	$16.6	$21.3	$38.4	$43.1
Performance-based incentive awards	18.5	15.4	28.8	20.9
Other (b)	4.5	8.8	7.5	14.9
Total Liberty Global	39.6	45.5	74.7	78.9
Other	4.3	3.9	6.3	3.9
Total	$43.9	$49.4	$81.0	$82.8
Included in:
Other operating expense	$3.6	$3.5	$6.8	$6.4
SG&A expense	40.3	45.9	74.2	76.4
Total	$43.9	$49.4	$81.0	$82.8
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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
The following table provides the aggregate number of options, share appreciation rights (SARs) and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of June 30, 2026:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price

Held by Liberty Global employees:
Outstanding	34,469,992	$13.72	79,719,558	$13.88
Exercisable	32,458,430	$13.96	76,960,071	$14.01

Held by former Liberty Global employees (b):
Outstanding	2,217,537	$15.43	4,370,561	$15.45
Exercisable	2,216,271	$15.44	4,368,051	$15.45
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

The following table provides the aggregate number of restricted share units (RSUs) and performance-based restricted share units (PSUs) that were outstanding as of June 30, 2026. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class B	Class C

Held by Liberty Global employees:
RSUs	5,385,105	519,268	5,696,016
PSUs	6,620,524	649,086	8,418,934
Held by former Liberty Global employees (a):
RSUs	6,610	—	7,221
PSUs	1,812	—	1,812
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
June 30, 2026
(unaudited)
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

(13)    Loss per Share

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

The details of our net loss attributable to Liberty Global shareholders are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions, except share amounts

Net earnings (loss)	$(357.8)	$(2,773.8)	$0.4	$(4,097.1)
Net earnings attributable to noncontrolling interests	(7.3)	(19.1)	(27.7)	(33.1)
Net loss attributable to Liberty Global shareholders	$(365.1)	$(2,792.9)	$(27.3)	$(4,130.2)

Weighted average common shares outstanding (basic EPS computation)	339,986,346	345,025,708	337,909,892	346,707,354

Excluded potentially dilutive employee share-based incentive awards (a)	144,182,935	155,485,651	144,182,935	155,485,651
_______________

(a)Amounts represent potentially dilutive shares that have been excluded from the computation of diluted loss attributable to Liberty Global shareholders because their effect would have been anti-dilutive under the treasury stock method. Additional shares may be issuable in future periods based on the actual performance of certain PSUs, because such awards had not yet met the applicable performance criteria during the reporting period.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
(14)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to purchases of equipment and services, programming contracts, network and connectivity commitments and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of June 30, 2026. The commitments included in this table do not reflect any liabilities that are included on our June 30, 2026 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2026
		2027	2028	2029	2030	2031	Thereafter	Total
	in millions

Purchase commitments	$525.2	$642.7	$580.2	$117.0	$36.5	$3.8	$18.4	$1,923.8
Programming commitments	89.8	115.5	84.4	69.5	44.5	—	—	403.7
Network and connectivity commitments	25.7	31.7	44.9	56.2	53.8	0.1	—	212.4
Other commitments	87.3	134.4	139.4	134.0	116.0	2.4	2.8	616.3
Total	$728.0	$924.3	$848.9	$376.7	$250.8	$6.3	$21.2	$3,156.2

Purchase commitments include unconditional and legally binding obligations related to certain service-related commitments, including software development, information technology and maintenance services.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $196.0 million and $299.9 million during the six months ended June 30, 2026 and 2025, respectively.

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
June 30, 2026
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
June 30, 2026
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
June 30, 2026
(unaudited)
analytical comparisons and benchmarking between segments and (c) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total reportable segment Adjusted EBITDA to earnings (loss) before income taxes is presented below.

As of June 30, 2026, our reportable segments are as follows:

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)

	Revenue
	Three months ended June 30, 2026			Six months ended June 30, 2026
	Third-party and affiliate	Intersegment	Total	Third-party and affiliate	Intersegment	Total
	in millions

Telenet	$716.9	$36.2	$753.1	$1,459.5	$53.0	$1,512.5
Wyre	34.5	163.3	197.8	68.3	328.4	396.7
VM Ireland	122.4	—	122.4	249.4	—	249.4
VMO2 JV (nonconsolidated)	3,220.3	—	3,220.3	6,442.7	—	6,442.7
VodafoneZiggo JV (nonconsolidated)	1,133.7	—	1,133.7	2,282.2	—	2,282.2
Total reportable segment revenue	$5,227.8	$199.5	5,427.3	$10,502.1	$381.4	10,883.5
Plus: all other category (a)			343.5			760.3
Less: nonconsolidated JV revenue			(4,354.0)			(8,724.9)
Less: elimination of intercompany consolidated revenue (b)			(244.8)			(472.3)
Total consolidated revenue			$1,172.0			$2,446.6

	Revenue
	Three months ended June 30, 2025			Six months ended June 30, 2025
	Third-party and affiliate	Intersegment	Total	Third-party and affiliate	Intersegment	Total
	in millions

Telenet	$770.2	$14.9	$785.1	$1,501.7	$26.6	$1,528.3
Wyre	30.7	164.3	195.0	58.9	316.9	375.8
VM Ireland	122.8	—	122.8	238.6	—	238.6
VMO2 JV (nonconsolidated)	3,373.5	—	3,373.5	6,499.8	—	6,499.8
VodafoneZiggo JV (nonconsolidated)	1,123.3	—	1,123.3	2,175.3	—	2,175.3
Total reportable segment revenue	$5,420.5	$179.2	5,599.7	$10,474.3	$343.5	10,817.8
Plus: all other category (a)			387.5			722.2
Less: nonconsolidated JV revenue			(4,496.8)			(8,675.1)
Less: elimination of intercompany consolidated revenue (b)			(221.3)			(424.6)
Total consolidated revenue			$1,269.1			$2,440.3
______________

(a)Amounts include revenue from:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Third parties and affiliates	$108.0	$201.7	$331.9	$362.8
Services agreements with our nonconsolidated JV reportable segments (as further described in note 5)	188.6	143.7	335.8	278.3
Consolidated reportable segments	46.9	42.1	92.6	81.1
Total	$343.5	$387.5	$760.3	$722.2

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Programming and other direct costs of services:
Consolidated reportable segments:
Telenet	$309.5	$349.8	$629.6	$702.5
Wyre	$1.7	$1.7	$3.4	$3.3
VM Ireland	$31.2	$32.5	$68.4	$66.6

Nonconsolidated reportable segments:
VMO2 JV	$901.6	$1,021.3	$1,842.6	$2,012.8
VodafoneZiggo JV	$240.9	$226.4	$485.1	$445.7

Operating expenses:
Consolidated reportable segments:
Telenet	$246.6	$250.2	$502.0	$484.9
Wyre	$54.5	$40.4	$97.4	$73.8
VM Ireland	$50.8	$48.9	$102.2	$93.4

Nonconsolidated reportable segments:
VMO2 JV	$1,138.4	$1,179.9	$2,328.0	$2,241.3
VodafoneZiggo JV	$422.7	$400.2	$845.0	$769.8

	Adjusted EBITDA
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Telenet	$197.0	$185.1	$380.9	$340.9
Wyre	141.6	152.9	295.9	298.7
VM Ireland	40.4	41.4	78.8	78.6
VMO2 JV (nonconsolidated)	1,180.3	1,172.3	2,272.1	2,245.7
VodafoneZiggo JV (nonconsolidated)	470.1	496.7	952.1	959.8
Total reportable segment Adjusted EBITDA	$2,029.4	$2,048.4	$3,979.8	$3,923.7

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
The following table provides a reconciliation of total reportable segment Adjusted EBITDA to earnings (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Total reportable segment Adjusted EBITDA	$2,029.4	$2,048.4	$3,979.8	$3,923.7
Plus: all other category	(43.7)	(34.1)	(44.0)	(38.3)
Less: nonconsolidated JV Adjusted EBITDA	(1,650.4)	(1,669.0)	(3,224.2)	(3,205.5)
Less: intercompany consolidated eliminations (a)	(10.4)	(10.0)	(20.2)	(20.0)
Share-based compensation expense	(43.9)	(49.4)	(81.0)	(82.8)
Depreciation and amortization	(262.5)	(250.8)	(527.3)	(483.0)
Impairment, restructuring and other operating items, net	(15.5)	(5.5)	(56.3)	(3.8)
Operating income	3.0	29.6	26.8	90.3
Interest expense	(115.9)	(129.5)	(229.6)	(257.0)
Realized and unrealized gains (losses) on derivative instruments, net	18.2	(406.0)	150.4	(570.7)
Foreign currency transaction gains (losses), net	(122.6)	(2,089.9)	307.6	(3,170.9)
Realized and unrealized gains due to changes in fair values of certain investments, net	155.4	55.3	213.2	111.1
Share of results of affiliates, net	(289.9)	(264.6)	(311.6)	(412.6)
Other income, net	16.8	32.2	41.8	43.6
Earnings (loss) before income taxes	$(335.0)	$(2,772.9)	$198.6	$(4,166.2)
_____________

(a)Amounts relate to the Adjusted EBITDA impact related to (i) the Tech Framework and (ii) transactions between our Telenet and Wyre reportable segments in association with the Transition Services and Support (TSS) agreement.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
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

	Six months ended June 30,
	2026	2025
	in millions

Telenet	$226.5	$268.5
Wyre	409.5	247.5
VM Ireland	84.4	98.3
VMO2 JV (nonconsolidated)	1,183.3	1,267.1
VodafoneZiggo JV (nonconsolidated)	506.2	435.1
Total reportable segment property and equipment additions	2,409.9	2,316.5
Plus: all other category (a)	92.4	16.5
Less: nonconsolidated JV property and equipment additions	(1,689.5)	(1,702.2)
Less: elimination of intercompany consolidated property and equipment additions (b)	(20.2)	(20.0)
Total consolidated property and equipment additions	792.6	610.8
Assets acquired under capital-related vendor financing arrangements	(36.1)	(32.1)
Assets acquired under finance leases	(1.3)	—
Changes in current liabilities related to capital expenditures	(9.7)	(16.1)
Total capital expenditures, net	$745.5	$562.6
_______________

(a)Includes (i) property and equipment additions representing centrally-owned assets that benefit other operating segments and (ii) the net impact of certain centrally-procured network equipment that is ultimately transferred to other operating segments.

(b)Represents eliminations primarily related to (i) the charges under the Tech Framework to each respective consolidated reportable segment related to the portion of the charges attributed to centrally-held internally developed technology that is embedded within our various CPE, as well as any applicable markup and (ii) a portion of the charges in relation to the TSS agreement between Telenet and Wyre reportable segments.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2026
(unaudited)
Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$248.5	$238.3	$496.9	$456.7
Video	131.8	153.7	279.1	297.8
Fixed-line telephony	35.2	47.2	80.1	91.5
Total subscription revenue	415.5	439.2	856.1	846.0
Non-subscription revenue	8.0	4.6	16.1	9.7
Total residential fixed revenue	423.5	443.8	872.2	855.7
Residential mobile revenue (c):
Subscription revenue (b)	130.6	125.0	259.1	240.7
Non-subscription revenue	34.6	37.6	77.6	73.8
Total residential mobile revenue	165.2	162.6	336.7	314.5
Total residential revenue	588.7	606.4	1,208.9	1,170.2
B2B revenue (d):
Subscription revenue	113.5	112.5	227.4	216.3
Non-subscription revenue	118.5	113.4	237.4	216.6
Total B2B revenue	232.0	225.9	464.8	432.9
Other revenue (e)	351.3	436.8	772.9	837.2
Total	$1,172.0	$1,269.1	$2,446.6	$2,440.3
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
June 30, 2026
(unaudited)
enterprises and, fixed-line and mobile services on a wholesale basis, to other operators and (b) revenue from long-term leases of portions of our network.

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the Sunrise Services and the NL JV Services, (ii) revenue at Formula E, (iii) revenue earned from the sales of CPE to the VMO2 JV, the VodafoneZiggo JV and Sunrise and (iv) broadcasting revenue at Telenet and VM Ireland.

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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2026 and 2025.
•Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity as of June 30, 2026 and our condensed consolidated statements of cash flows for the three and six months ended June 30, 2026 and 2025.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data is presented, as of June 30, 2026.
Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds may contain forward-looking statements, including statements regarding our business, product, foreign currency, hedging and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the potential impact of large-scale health crises on our company, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, interest rate risks, target leverage levels, debt covenants, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors of our 2025 10-K, as well as the following list of some, but not all, of the factors that could cause actual results or events (including with respect to our affiliates) to differ materially from anticipated results or events:

•economic and business conditions and industry trends in the countries in which we or our affiliates operate, including the impact of the increasingly uncertain and volatile economic conditions, inflationary pressures and evolving geopolitical dynamics, including those related to trade and tariffs;
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
•our ability to manage risks associated with the development, deployment and use of artificial intelligence and generative artificial intelligence technologies, including risks related to data privacy, intellectual property, regulatory compliance, operational performance and potential reputational harm;
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

Operations

At June 30, 2026, our reportable segments, including our nonconsolidated JVs, as defined in note 15 to our condensed consolidated financial statements, owned and operated networks that passed 29,174,000 homes and served 10,866,100 fixed-line customers and 48,407,300 mobile subscribers.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results, as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended June 30, 2026 was to the euro, as substantially all of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segments for the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) with respect to our consolidated reportable segments, the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our reportable segments for the three and six months ended June 30, 2026 and 2025 at the end of this section.

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

The following table provides a reconciliation of net earnings (loss) to total consolidated Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Net earnings (loss)	$(357.8)	$(2,773.8)	$0.4	$(4,097.1)
Income tax expense (benefit)	22.8	0.9	198.2	(69.1)
Other income, net	(16.8)	(32.2)	(41.8)	(43.6)
Share of results of affiliates, net	289.9	264.6	311.6	412.6
Realized and unrealized gains due to changes in fair values of certain investments, net	(155.4)	(55.3)	(213.2)	(111.1)
Foreign currency transaction losses (gains), net	122.6	2,089.9	(307.6)	3,170.9
Realized and unrealized losses (gains) on derivative instruments, net	(18.2)	406.0	(150.4)	570.7
Interest expense	115.9	129.5	229.6	257.0
Operating income	3.0	29.6	26.8	90.3
Impairment, restructuring and other operating items, net	15.5	5.5	56.3	3.8
Depreciation and amortization	262.5	250.8	527.3	483.0
Share-based compensation expense	43.9	49.4	81.0	82.8
Total consolidated Adjusted EBITDA	$324.9	$335.3	$691.4	$659.9

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

	Three months ended June 30,		Increase (decrease)		Organic decrease
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$753.1	$785.1	$(32.0)	(4.1)	$(7.3)	(1.0)
Wyre	197.8	195.0	2.8	1.4	(2.0)	(1.0)
VM Ireland	122.4	122.8	(0.4)	(0.3)	(3.3)	(2.7)
Total consolidated reportable segments	1,073.3	1,102.9	(29.6)	(2.7)
Plus: all other category	343.5	387.5	(44.0)	(11.4)
Less: elimination of intercompany consolidated revenue	(244.8)	(221.3)	(23.5)	N.M.
Total consolidated	$1,172.0	$1,269.1	$(97.1)	(7.7)	$(73.7)	(6.0)

VMO2 JV	$3,220.3	$3,373.5	$(153.2)	(4.5)
VodafoneZiggo JV	$1,133.7	$1,123.3	$10.4	0.9

	Six months ended June 30,		Increase (decrease)		Organic decrease
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$1,512.5	$1,528.3	$(15.8)	(1.0)	$(9.6)	(0.7)
Wyre	396.7	375.8	20.9	5.6	(3.9)	(1.0)
VM Ireland	249.4	238.6	10.8	4.5	(4.8)	(2.0)
Total consolidated reportable segments	2,158.6	2,142.7	15.9	0.7
Plus: all other category	760.3	722.2	38.1	5.3
Less: elimination of intercompany consolidated revenue	(472.3)	(424.6)	(47.7)	N.M.
Total consolidated	$2,446.6	$2,440.3	$6.3	0.3	$(40.8)	(1.5)

VMO2 JV	$6,442.7	$6,499.8	$(57.1)	(0.9)
VodafoneZiggo JV	$2,282.2	$2,175.3	$106.9	4.9
_______________

N.M. — Not Meaningful.

Telenet. The details of the changes in Telenet’s revenue during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(6.5)	$—	$(6.5)	$(11.9)	$—	$(11.9)
ARPU	(16.9)	—	(16.9)	(18.6)	—	(18.6)
Increase in residential fixed non-subscription revenue	—	3.2	3.2	—	5.5	5.5
Total increase (decrease) in residential fixed revenue (a)	(23.4)	3.2	(20.2)	(30.5)	5.5	(25.0)
Increase (decrease) in residential mobile revenue	3.0	(3.5)	(0.5)	3.2	(0.6)	2.6
Decrease in B2B revenue	(1.2)	(1.7)	(2.9)	(2.3)	(2.0)	(4.3)
Increase in other revenue (b)	—	16.3	16.3	—	17.1	17.1
Total organic increase (decrease)	(21.6)	14.3	(7.3)	(29.6)	20.0	(9.6)
Impact of dispositions	—	(43.1)	(43.1)	—	(101.5)	(101.5)
Impact of FX	13.4	5.0	18.4	71.7	23.6	95.3
Total	$(8.2)	$(23.8)	$(32.0)	$42.1	$(57.9)	$(15.8)
_____________

(a)The changes in residential fixed subscription revenue include a decrease associated with the impact of the write-off of previously recognized revenue of $12.8 million during the second quarter of 2026.

(b)The increases in other revenue include (i) an increase related to the renegotiation of the Transition Services and Support (TSS) agreement with Wyre and (ii) $8.6 million associated with the impact of revenue recognized by Telenet under the TSS agreement during the second quarter of 2026. This revenue relates to services provided to Wyre following its formation and is recognized within Telenet's segment results. As these amounts represent transactions between consolidated reportable segments, the related revenue is eliminated upon consolidation and therefore does not impact Liberty Global's consolidated revenue.

Wyre. Wyre’s revenue increased $2.8 million and $20.9 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025. Excluding the effects of FX, Wyre’s revenue decreased $2.0 million and $3.9 million, respectively.

VM Ireland. The details of the changes in VM Ireland’s revenue during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(3.1)	$—	$(3.1)	$(5.8)	$—	$(5.8)
ARPU	0.1	—	0.1	(0.2)	—	(0.2)
Increase in residential fixed non-subscription revenue	—	0.1	0.1	—	0.1	0.1
Total increase (decrease) in residential fixed revenue	(3.0)	0.1	(2.9)	(6.0)	0.1	(5.9)
Decrease in residential mobile revenue	(0.3)	(0.2)	(0.5)	(0.9)	(0.4)	(1.3)
Increase (decrease) in B2B revenue	(0.2)	2.2	2.0	(0.3)	4.8	4.5
Decrease in other revenue	—	(1.9)	(1.9)	—	(2.1)	(2.1)
Total organic increase (decrease)	(3.5)	0.2	(3.3)	(7.2)	2.4	(4.8)
Impact of FX	2.2	0.7	2.9	11.2	4.4	15.6
Total	$(1.3)	$0.9	$(0.4)	$4.0	$6.8	$10.8

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$197.0	$185.1	$11.9	6.4	$8.6	4.8
Wyre	141.6	152.9	(11.3)	(7.4)	(14.4)	(9.4)
VM Ireland	40.4	41.4	(1.0)	(2.4)	(1.9)	(4.6)
Total consolidated reportable segments	379.0	379.4	(0.4)	(0.1)
Plus: all other category	(43.7)	(34.1)	(9.6)	(28.2)
Less: elimination of intercompany consolidated Adjusted EBITDA	(10.4)	(10.0)	(0.4)	N.M.
Total consolidated	$324.9	$335.3	$(10.4)	(3.1)	$(12.2)	(4.2)

VMO2 JV	$1,180.3	$1,172.3	$8.0	0.7
VodafoneZiggo JV	$470.1	$496.7	$(26.6)	(5.4)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$380.9	$340.9	$40.0	11.7	$22.9	6.9
Wyre	295.9	298.7	(2.8)	(0.9)	(20.9)	(7.0)
VM Ireland	78.8	78.6	0.2	0.3	(4.6)	(5.9)
Total consolidated reportable segments	755.6	718.2	37.4	5.2
Plus: all other category	(44.0)	(38.3)	(5.7)	(14.9)
Less: elimination of intercompany consolidated Adjusted EBITDA	(20.2)	(20.0)	(0.2)	N.M.
Total consolidated	$691.4	$659.9	$31.5	4.8	$(5.6)	(1.3)

VMO2 JV	$2,272.1	$2,245.7	$26.4	1.2
VodafoneZiggo JV	$952.1	$959.8	$(7.7)	(0.8)
_______________

N.M. — Not Meaningful.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, see Discussion and Analysis of our Reportable Segments above.
Revenue

Our revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$248.5	$238.3	$10.2	4.3	$7.9	3.4
Video	131.8	153.7	(21.9)	(14.2)	(21.7)	(14.4)
Fixed-line telephony	35.2	47.2	(12.0)	(25.4)	(12.7)	(27.0)
Total subscription revenue	415.5	439.2	(23.7)	(5.4)	(26.5)	(6.1)
Non-subscription revenue	8.0	4.6	3.4	73.9	3.2	74.4
Total residential fixed revenue	423.5	443.8	(20.3)	(4.6)	(23.3)	(5.3)
Residential mobile revenue (c):
Subscription revenue (b)	130.6	125.0	5.6	4.5	2.7	2.2
Non-subscription revenue	34.6	37.6	(3.0)	(8.0)	(3.7)	(9.8)
Total residential mobile revenue	165.2	162.6	2.6	1.6	(1.0)	(0.6)
Total residential revenue	588.7	606.4	(17.7)	(2.9)	(24.3)	(4.1)
B2B revenue (d):
Subscription revenue	113.5	112.5	1.0	0.9	(1.4)	(1.3)
Non-subscription revenue	118.5	113.4	5.1	4.5	5.6	5.0
Total B2B revenue	232.0	225.9	6.1	2.7	4.2	1.9
Other revenue (e)	351.3	436.8	(85.5)	(19.6)	(53.6)	(13.6)
Total	$1,172.0	$1,269.1	$(97.1)	(7.7)	$(73.7)	(6.0)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$496.9	$456.7	$40.2	8.8	$12.9	2.8
Video	279.1	297.8	(18.7)	(6.3)	(33.0)	(11.2)
Fixed-line telephony	80.1	91.5	(11.4)	(12.5)	(16.4)	(17.9)
Total subscription revenue	856.1	846.0	10.1	1.2	(36.5)	(4.4)
Non-subscription revenue	16.1	9.7	6.4	66.0	5.4	56.8
Total residential fixed revenue	872.2	855.7	16.5	1.9	(31.1)	(3.7)
Residential mobile revenue (c):
Subscription revenue (b)	259.1	240.7	18.4	7.6	2.3	1.0
Non-subscription revenue	77.6	73.8	3.8	5.1	(1.0)	(1.4)
Total residential mobile revenue	336.7	314.5	22.2	7.1	1.3	0.4
Total residential revenue	1,208.9	1,170.2	38.7	3.3	(29.8)	(2.6)
B2B revenue (d):
Subscription revenue	227.4	216.3	11.1	5.1	(2.6)	(1.2)
Non-subscription revenue	237.4	216.6	20.8	9.6	8.7	4.0
Total B2B revenue	464.8	432.9	31.9	7.4	6.1	1.4
Other revenue (e)	772.9	837.2	(64.3)	(7.7)	(17.1)	(2.3)
Total	$2,446.6	$2,440.3	$6.3	0.3	$(40.8)	(1.5)
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $6.7 million and $8.5 million during the three months ended June 30, 2026 and 2025, respectively, and $13.9 million and $16.8 million during the six months ended June 30, 2026 and 2025, respectively.

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

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the Sunrise Services and the NL JV Services, (ii) revenue at Formula E, (iii) revenue earned from the sales of CPE to the VMO2 JV, the VodafoneZiggo JV and Sunrise and (iv) broadcasting revenue at Telenet and VM Ireland.

Total revenue. Our consolidated revenue increased (decreased) ($97.1 million) or (7.7%) and $6.3 million or 0.3% during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025. These changes include decreases of $51.3 million and $109.2 million attributable to the impact of dispositions, respectively. On an organic basis, our consolidated revenue decreased $73.7 million or 6.0% and $40.8 million or 1.5%, respectively.

Residential revenue. The details of the increase (decrease) in our consolidated residential revenue during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, are as follows:

	Three-month period	Six-month period
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(25.7)	$(34.0)
ARPU	(0.8)	(2.5)
Increase in residential fixed non-subscription revenue	3.2	5.4
Total decrease in residential fixed revenue	(23.3)	(31.1)
Increase in residential mobile subscription revenue	2.7	2.3
Decrease in residential mobile non-subscription revenue	(3.7)	(1.0)
Total organic decrease in residential revenue	(24.3)	(29.8)
Impact of acquisitions and dispositions	(7.5)	(7.2)
Impact of FX	14.1	75.7
Total increase (decrease) in residential revenue	$(17.7)	$38.7

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $3.7 million or 9.8% and $1.0 million or 1.4% during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025, primarily due to an decreases at Telenet.

Other revenue. On an organic basis, our consolidated other revenue decreased $53.6 million or 13.6% and $17.1 million or 2.3% during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025, primarily due to lower broadcasting revenue at Telenet and VM Ireland.

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

The details of our programming and other direct costs of services are as follows:

Total consolidated

	Three months ended June 30,		Increase (decrease)		Organic decrease
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$309.5	$349.8	$(40.3)	(11.5)	$(12.8)	(4.1)
Wyre	1.7	1.7	—	—	—	—
VM Ireland	31.2	32.5	(1.3)	(4.0)	(2.0)	(6.2)
Total consolidated reportable segments	342.4	384.0	(41.6)	(10.8)
Plus: all other category	210.9	260.8	(49.9)	(19.1)
Less: elimination of intercompany consolidated programming and other direct costs of services	(177.9)	(179.5)	1.6	N.M.
Total consolidated	$375.4	$465.3	$(89.9)	(19.3)	$(61.8)	(14.4)

	Six months ended June 30,		Increase (decrease)		Organic decrease
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$629.6	$702.5	$(72.9)	(10.4)	$(30.1)	(4.9)
Wyre	3.4	3.3	0.1	3.0	—	—
VM Ireland	68.4	66.6	1.8	2.7	(2.6)	(3.9)
Total consolidated reportable segments	701.4	772.4	(71.0)	(9.2)
Plus: all other category	449.2	441.5	7.7	1.7
Less: elimination of intercompany consolidated programming and other direct costs of services	(348.6)	(345.2)	(3.4)	N.M.
Total consolidated	$802.0	$868.7	$(66.7)	(7.7)	$(32.0)	(4.1)
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services decreased $89.9 million or 19.3% and $66.7 million or 7.7% during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025. These decreases include decreases of $36.6 million and $84.5 million, respectively, attributable to the impact of dispositions. On an organic basis, our programming and other direct costs of services decreased $61.8 million or 14.4% and $32.0 million or 4.1%, respectively. These decreases include the following factors:

•Decreases in programming and copyright costs of $16.7 million or 11.9% and $33.4 million or 11.1%, respectively, primarily attributable to lower costs for certain content at Telenet;

•Decreases in other direct costs of $59.4 million and $26.6 million, respectively, related to costs incurred in connection with Formula E race events;

•Increases in costs of $8.2 million and $23.6 million, respectively, related to the sales of CPE to the VMO2 JV;

•Increases in costs of $5.2 million and $11.2 million, respectively, related to the sales of CPE to the VodafoneZiggo JV;

•Decreases in interconnect and access costs of $3.0 million or 13.0% and $5.5 million or 13.0%, respectively, primarily at Telenet due to (i) lower interconnect and roaming costs and (ii) lower lease and B2B data costs; and

•For the three-month comparison, a decrease in costs of $5.4 million related to lower costs for certain minimum purchase commitments at Telenet.

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

The details of our other operating expenses are as follows:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$124.0	$122.2	$1.8	1.5	$0.3	0.2
Wyre	31.8	25.8	6.0	23.3	4.9	19.0
VM Ireland	35.2	34.3	0.9	2.6	0.2	0.6
Total consolidated reportable segments	191.0	182.3	8.7	4.8
Plus: all other category	34.9	43.8	(8.9)	(20.3)
Less: elimination of intercompany consolidated other operating expenses	(26.2)	(17.0)	(9.2)	N.M.
Total consolidated (excluding share-based compensation expense)	199.7	209.1	(9.4)	(4.5)	$(12.6)	(6.1)
Share-based compensation expense	3.6	3.5	0.1	2.9
Total	$203.3	$212.6	$(9.3)	(4.4)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$253.5	$236.5	$17.0	7.2	$4.0	1.7
Wyre	59.2	48.3	10.9	22.6	6.7	13.9
VM Ireland	71.0	66.6	4.4	6.6	—	—
Total consolidated reportable segments	383.7	351.4	32.3	9.2
Plus: all other category	75.5	83.5	(8.0)	(9.6)
Less: elimination of intercompany consolidated other operating expenses	(42.7)	(32.7)	(10.0)	N.M.
Total consolidated (excluding share-based compensation expense)	416.5	402.2	14.3	3.6	$(10.3)	(2.6)
Share-based compensation expense	6.8	6.4	0.4	6.3
Total	$423.3	$408.6	$14.7	3.6
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) increased (decreased) ($9.4 million) or (4.5%) and $14.3 million or 3.6% during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025. These changes include decreases of $3.2 million and $3.7 million, respectively, attributable to the impact of dispositions. On an organic basis, our other operating expenses decreased $12.6 million or 6.1% and $10.3 million or 2.6%, respectively. These changes include the following factors:

•Decreases in personnel costs of $6.8 million or 9.1% and $15.8 million or 11.9%, respectively, primarily due to (i) lower staffing levels, including decreases at Telenet, (ii) increases in incentive compensation costs and (iii) lower average costs per employee at Telenet;

•For the six-month comparison, a decrease in external sales and marketing costs of $4.4 million or 16.8%, primarily due to lower costs associated with advertising campaigns;

•Increases in other operating expenses at Wyre associated with (i) the renegotiation of the TSS agreement with Telenet and (ii) $4.3 million related to the impact of costs recognized by Wyre under the TSS agreement during the second quarter of 2026. As these amounts represent transactions between consolidated reportable segments, the related costs are eliminated upon consolidation and therefore does not impact Liberty Global's consolidated other operating expenses;

•An increase (decrease) in core network and information technology-related costs of ($4.6 million) or (8.2%) and $4.1 million or 5.1%, respectively, primarily due to (i) higher leased bandwidth costs at Telenet for the six-month comparison and (ii) lower information technology-related costs, which was only partially offset by an increase at Telenet for the six-month comparison; and

•Increases in business service costs of $5.0 million or 19.1% and $2.9 million or 6.0%, respectively, primarily due to higher (i) travel and entertainment costs and (ii) energy costs at Telenet.

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

The details of our SG&A expenses are as follows:

	Three months ended June 30,		Increase		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$122.6	$128.0	$(5.4)	(4.2)	$(3.4)	(2.8)
Wyre	22.7	14.6	8.1	55.5	7.3	50.0
VM Ireland	15.6	14.6	1.0	6.8	0.5	3.4
Total consolidated reportable segments	160.9	157.2	3.7	2.4
Plus: all other category	141.4	117.0	24.4	20.9
Less: elimination of intercompany consolidated SG&A expenses	(30.3)	(14.8)	(15.5)	N.M.
Total consolidated (excluding share-based compensation expense)	272.0	259.4	12.6	4.9	$13.7	5.3
Share-based compensation expense	40.3	45.9	(5.6)	(12.2)
Total	$312.3	$305.3	$7.0	2.3

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Telenet	$248.5	$248.4	$0.1	—	$(6.5)	(2.7)
Wyre	38.2	25.5	12.7	49.8	10.1	39.6
VM Ireland	31.2	26.8	4.4	16.4	2.4	9.0
Total consolidated reportable segments	317.9	300.7	17.2	5.7
Plus: all other category	279.6	235.5	44.1	18.7
Less: elimination of intercompany consolidated SG&A expenses	(60.8)	(26.7)	(34.1)	N.M.
Total consolidated (excluding share-based compensation expense)	536.7	509.5	27.2	5.3	$8.7	1.7
Share-based compensation expense	74.2	76.4	(2.2)	(2.9)
Total	$610.9	$585.9	$25.0	4.3
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

General and administrative (a)	$188.8	$175.3	$13.5	7.7	$15.9	9.4
External sales and marketing	83.2	84.1	(0.9)	(1.1)	(2.2)	(2.6)
Total	$272.0	$259.4	$12.6	4.9	$13.7	5.3

	Six months ended June 30,		Increase		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

General and administrative (a)	$364.3	$339.3	$25.0	7.4	$16.2	4.9
External sales and marketing	172.4	170.2	2.2	1.3	(7.5)	(4.4)
Total	$536.7	$509.5	$27.2	5.3	$8.7	1.7
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $12.6 million or 4.9% and $27.2 million or 5.3% during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025. These increases include decreases of $6.6 million and $10.6 million, respectively, attributable to the impact of dispositions. On an organic basis, our SG&A expenses increased $13.7 million or 5.3% and $8.7 million or 1.7%, respectively. These increases include the following factors:

•Decreases in external sales and marketing costs of $2.2 million or 2.6% and $7.5 million or 4.4%, respectively, primarily due to lower costs associated with advertising campaigns;

•Increases in personnel costs of $2.2 million or 1.8% and $6.8 million or 2.7%, respectively, primarily due to the net effect of (i) lower staffing levels, (ii) higher average costs per employee, including an increase at Telenet during the three-month comparison, (iii) higher incentive compensation costs and (iv) higher costs due to lower capitalizable activities;

•Increases in core network and information technology-related costs of $6.6 million or 37.9% and $5.0 million or 13.7%, respectively, primarily due to higher information technology-related costs; and

•Increases in business service costs of $5.0 million or 15.2% and $6.6 million or 10.0%, respectively, primarily due to higher consulting costs, including increases at Telenet.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Liberty Global (a):
Non-performance based incentive awards	$16.6	$21.3	$38.4	$43.1
Performance based incentive awards	18.5	15.4	28.8	20.9
Other (b)	4.5	8.8	7.5	14.9
Total Liberty Global	39.6	45.5	74.7	78.9
Other	4.3	3.9	6.3	3.9
Total	$43.9	$49.4	$81.0	$82.8
Included in:
Other operating expense	$3.6	$3.5	$6.8	$6.4
SG&A expense	40.3	45.9	74.2	76.4
Total	$43.9	$49.4	$81.0	$82.8
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

Depreciation and amortization expense

Our depreciation and amortization expense was $262.5 million and $527.3 million for the three and six months ended June 30, 2026, respectively, and $250.8 million and $483.0 million for the three and six months ended June 30, 2025, respectively. Excluding the effects of FX, depreciation and amortization expense increased $4.0 million or 1.6% and $10.5 million or 2.2% during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025. These changes are primarily due to the net effect of (i) an increase associated with property and equipment additions related to the installation of CPE, the expansion and upgrade of our networks and other capital initiatives, primarily at Telenet, and (ii) a decrease associated with certain assets becoming fully depreciated, primarily at Telenet.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Telenet	26.2%	23.6%	25.2%	22.3%
Wyre	71.6%	78.4%	74.6%	79.5%
VM Ireland	33.0%	33.7%	31.6%	32.9%

VMO2 JV	36.7%	34.8%	35.3%	34.6%
VodafoneZiggo JV	41.5%	44.2%	41.7%	44.1%

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

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $15.5 million and $56.3 million during the three and six months ended June 30, 2026, respectively, and $5.5 million and $3.8 million during the three and six months ended June 30, 2025, respectively.

The amounts for the 2026 periods primarily include (i) restructuring costs of $8.0 million and $29.3 million, respectively, primarily at Telenet, (ii) direct acquisition and disposition costs of $4.6 million and $12.8 million, respectively, and (iii) an impairment charge on certain long-lived assets of $11.1 million during the first quarter of 2026.

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

Interest expense

We recognized interest expense of $115.9 million and $229.6 million during the three and six months ended June 30, 2026, respectively, and $129.5 million and $257.0 million during the three and six months ended June 30, 2025, respectively. Excluding the effects of FX, interest expense decreased $18.5 million or 14.3% and $41.9 million or 16.3% during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in 2025. These decreases are primarily attributable to lower average outstanding debt balances. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Cross-currency and interest rate derivative contracts (a)	$16.6	$(323.2)	$146.8	$(433.9)
Foreign currency forward and option contracts	1.6	(9.0)	3.6	(13.7)
Equity-related derivative instruments (b)	—	(73.9)	—	(123.1)
Other	—	0.1	—	—
Total	$18.2	$(406.0)	$150.4	$(570.7)
_______________

(a)The gains for the 2026 periods are primarily attributable to the net effect of (i) net gains associated with changes in the relative value of certain currencies and (ii) a net loss for the three-month period and a net gain for the six-month period associated with changes in certain market interest rates. In addition, the gain for the 2026 period include net gains of $2.6 million and $3.0 million, respectively, resulting from changes in our credit risk valuation adjustments. The losses for the 2025 periods are primarily attributable to the net effect of (a) net losses associated with changes in the relative value of certain currencies and (b) a net loss for the three-month period and a net gain for the six-month period associated with changes in certain market interest rates. In addition, the losses for the 2025 periods include net gains of $5.2 million and $9.4 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Intercompany balances denominated in a currency other than the entity’s functional currency (a)	$(88.3)	$(2,367.0)	$400.8	$(3,593.7)
U.S. dollar-denominated debt issued by euro functional currency entities	(35.8)	279.1	(90.3)	424.9
Cash and restricted cash denominated in a currency other than the entity’s functional currency	2.0	(2.6)	(2.5)	(2.8)
Other	(0.5)	0.6	(0.4)	0.7
Total	$(122.6)	$(2,089.9)	$307.6	$(3,170.9)
_______________

(a)Amounts primarily relate to loans between certain of our non-operating subsidiaries in Europe. A substantial portion of these loans were settled during the three months ended June 30, 2026.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

EdgeConneX (a)	$95.3	$14.9	$154.2	$3.6
Lionsgate (b)	40.4	(9.5)	43.6	(7.3)
Televisa Univision	2.8	(27.6)	7.8	(41.6)
Plume	(5.6)	(9.7)	(6.8)	(13.0)
ITV	7.3	43.1	(6.1)	79.8
Vodafone (c)	—	57.9	—	121.6
Other, net	15.2	(13.8)	20.5	(32.0)
Total	$155.4	$55.3	$213.2	$111.1
______________

(a)We completed the sale of our investment in EdgeConneX during the second quarter of 2026.

(b)Amounts represent the change in fair value of our investment in Lionsgate, both before and after the Lionsgate Separation. Following the Lionsgate Separation, changes in fair value related to our investment in Starz are included in ‘Other, net’ in the above table.

(c)We completed the sale of our investment in Vodafone during the third quarter of 2025.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

VMO2 JV (a)	$(208.0)	$(161.1)	$(224.6)	$(247.7)
VodafoneZiggo JV (b)	(45.7)	(48.1)	(38.9)	(70.7)
nexfibre JV	(22.3)	(29.6)	(27.4)	(42.2)
AtlasEdge JV	(12.5)	(18.5)	(18.1)	(34.5)
Other, net	(1.4)	(7.3)	(2.6)	(17.5)
Total	$(289.9)	$(264.6)	$(311.6)	$(412.6)
_______________

(a)Represents our share of the results of operations of the VMO2 JV. The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Revenue	$3,220.3	$3,373.5	$6,442.7	$6,499.8
Adjusted EBITDA	$1,180.3	$1,172.3	$2,272.1	$2,245.7
Operating income	$42.0	$164.6	$138.0	$304.7
Non-operating expense (1)	$(572.8)	$(568.5)	$(707.8)	$(920.8)
Net loss	$(410.8)	$(308.9)	$(438.4)	$(474.7)
    _______________

(1)Includes interest expense of $422.9 million, $399.0 million, $837.5 million and $788.6 million in the respective periods shown.

The changes in the VMO2 JV’s revenue during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, are primarily due to the net effect of (i) decreases in other revenue related to low-margin construction revenue from the nexfibre JV, (ii) decreases in B2B fixed revenue as O2 Daisy rationalizes the product portfolio, (iii) decreases in fixed revenue and (iv) an increase year-over-year in wholesale revenue primarily driven by an increase in mobile virtual network operator revenue. The changes in the VMO2 JV’s Adjusted EBITDA during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, are primarily due to the net effect of (a) the aforementioned changes in revenue, (b) lower total service revenue, (c) a provision for legal matters during the first quarter and (d) cost reduction initiatives. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(b)Represents (i) our share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $14.9 million, $14.4 million, $29.6 million and $27.7 million in the respective periods shown, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	in millions

Revenue	$1,133.7	$1,123.3	$2,282.2	$2,175.3
Adjusted EBITDA	$470.1	$496.7	$952.1	$959.8
Operating income	$88.4	$29.6	$210.2	$47.4
Non-operating expense (1)	$(253.9)	$(187.2)	$(372.5)	$(294.0)
Net loss	$(122.6)	$(119.9)	$(139.3)	$(190.4)
    _______________

(1)Includes interest expense of $188.5 million, $192.5 million, $376.3 million and $380.2 million in the respective periods shown.

The changes in the VodafoneZiggo JV’s revenue during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, are primarily due to (i) decreases in B2B fixed revenue, partially offset by the repricing impact, and (ii) decreases in B2B mobile revenue. The changes in the VodafoneZiggo JV’s Adjusted EBITDA during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, are primarily due to the net effect of (a) the aforementioned changes in revenue, (b) increases in network resilience program expenditure, (c) higher programming costs, (d) higher marketing costs and (e) cost control measures in labor, product and service delivery, and energy costs. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

Other income, net

We recognized other income, net, of $16.8 million and $32.2 million during the three months ended June 30, 2026 and 2025, respectively, and $41.8 million and $43.6 million during the six months ended June 30, 2026 and 2025, respectively. These amounts include interest and dividend income of $17.9 million and $39.2 million during the three-month periods, respectively, and $30.3 million and $111.8 million during the six-month periods, respectively.

Income tax benefit (expense)

We recognized income tax benefit (expense) of ($22.8 million) and ($198.2 million) during the three and six months ended June 30, 2026, respectively, and ($0.9 million) and $69.1 million during the three and six months ended June 30, 2025, respectively.

The income tax expense during the three months ended June 30, 2026 differs from the expected income tax benefit of $50.2 million (based on the Bermuda statutory income tax rate of 15.0%). This difference is primarily due to the net negative impact of permanent differences between the financial and tax accounting treatment of items associated with certain investments.

The income tax expense during the six months ended June 30, 2026 differs from the expected income tax expense of $29.8 million (based on the Bermuda statutory income tax rate of 15.0%). This difference is primarily due to the net negative impact of (i) the derecognition of a tax litigation-related receivable, (ii) permanent differences between the financial and tax accounting treatment of items associated with certain investments and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other expenses. The net negative impact of these items was partially offset by the positive impact of non-deductible or non-taxable foreign currency exchange results.

The income tax expense during the three months ended June 30, 2025 differs from the expected income tax benefit of $415.9 million (based on the Bermuda statutory income tax rate of 15.0%), primarily due to the net negative impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) permanent differences between the financial and tax accounting treatment of items associated with certain investments. The net negative impact of these items was partially offset by the net positive impact of statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory income tax rate.

The income tax benefit during the six months ended June 30, 2025 differs from the expected income tax benefit of $624.9 million (based on the Bermuda statutory income tax rate of 15.0%), primarily due to the net negative impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) permanent differences between the financial and tax accounting treatment of items associated with certain investments. The net negative impact of these items was partially offset by the net positive impact of (a) statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory income tax rate and (b) a net decrease in valuation allowances.

For additional information concerning our income taxes, see note 11 to our condensed consolidated financial statements.

Net earnings (loss)

During the three months ended June 30, 2026 and 2025, we reported net losses of $357.8 million and $2,773.8 million, respectively, consisting of (i) operating income of $3.0 million and $29.6 million, respectively, (ii) net non-operating expense of $338.0 million and $2,802.5 million, respectively, and (iii) income tax expense of $22.8 million and $0.9 million, respectively.

During the six months ended June 30, 2026 and 2025, we reported net earnings (loss) of $0.4 million and ($4,097.1 million), respectively, consisting of (i) operating income of $26.8 million and $90.3 million, respectively, (ii) net non-operating income (expense) of $171.8 million and ($4,256.5 million), respectively, and (iii) income tax benefit (expense) of ($198.2 million) and $69.1 million, respectively.

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

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests was $7.3 million and $19.1 million during the three months ended June 30, 2026 and 2025, respectively, and $27.7 million and $33.1 million during the six months ended June 30, 2026 and 2025, respectively, attributable to noncontrolling interests primarily associated with Wyre and Formula E.

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

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2026 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$—
Unrestricted subsidiaries (b)	1,610.1
Total Liberty Global and unrestricted subsidiaries	1,610.1
Borrowing groups (c):
Telenet	789.8
VM Ireland	18.7
Total borrowing groups	808.5
Total cash and cash equivalents (d)	$2,418.6
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.
(d)The total cash and cash equivalents balance includes $1,182.6 million or 48.9%, $1,008.0 million or 41.7% and $226.1 million or 9.3% denominated in U.S. dollars, euros and British pound sterling, respectively.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $1,610.1 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, subject to certain tax and legal considerations, represented available liquidity` at the corporate level at June 30, 2026. Our remaining cash and cash equivalents of $808.5 million at June 30, 2026 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at June 30, 2026, see note 11 to the consolidated financial statements included in our 2025 10-K.

Our short-term sources of corporate liquidity include (i) readily available assets, such as cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries and (ii) funds derived from other items, such as (a) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments, including dividend distributions received from the VMO2 JV or the VodafoneZiggo JV, (b) cash received with respect to transitional and other services provided to various third parties and affiliates and (c) interest received with respect to the VodafoneZiggo JV Receivables.

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

At June 30, 2026, our consolidated cash and cash equivalents included $2,418.6 million held by entities that are domiciled outside of Bermuda. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing any potential share repurchase activity.

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

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at June 30, 2026, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our June 30, 2026 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) purchase obligations associated with CPE and certain service-related commitments, (b) programming, studio output and sports rights contracts and (c) certain operating costs associated with our networks. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, a significant portion of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 14 to our condensed consolidated financial statements.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global Ltd. Our credit facilities and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At June 30, 2026, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At June 30, 2026, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $8.4 billion, including $0.6 billion that is classified as current on our condensed consolidated balance sheet and $3.3 billion that is not due until 2029 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2026.

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

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. The condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are summarized as follows:

	Six months ended June 30,
	2026	2025	Change
	in millions

Net cash provided by operating activities	$338.5	$278.4	$60.1
Net cash provided (used) by investing activities	168.8	(246.9)	415.7
Net cash used by financing activities	(136.1)	(191.0)	54.9
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(34.0)	159.7	(193.7)
Net increase in cash and cash equivalents and restricted cash	$337.2	$0.2	$337.0

Operating Activities. The increase in net cash provided by operating activities is primarily attributable to the net effect of (i) an increase in cash provided due to lower payments for taxes, (ii) an increase in cash provided due to lower payments of interest, net of €5.4 million ($6.2 million at the applicable rate) cash paid related to the partial settlement of the Vodafone Collar Loan in 2025, and (iii) a decrease in cash provided due to lower net cash receipts related to derivative instruments.

Investing Activities. The change in net cash provided (used) by investing activities is primarily attributable to the net effect of (i) an increase in cash of $677.8 million from the sale of our investment in EdgeConneX, (ii) a decrease in cash of $182.9 million due to higher capital expenditures, (iii) a decrease in cash of $175.3 million primarily due to the net effect of (a) lower net cash received from the sale of our investments held under SMAs, (b) $101.8 million of net proceeds from the partial sale of our investment in ITV and (c) €82.8 million ($95.5 million at the applicable rate) of net proceeds from the partial sale of our investment in Vodafone in 2025, and (iv) an increase in cash of $110.7 million related to the sale of UPC Slovakia. Capital expenditures increased from $562.6 million during the six months ended June 30, 2025 to $745.5 million during the six months ended June 30, 2026, primarily due to (a) an increase in our net local currency capital expenditures and related working capital movements and (b) an increase due to FX.

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

	Six months ended June 30,
	2026	2025
	in millions

Property and equipment additions	$792.6	$610.8
Assets acquired under capital-related vendor financing arrangements	(36.1)	(32.1)
Changes in current liabilities related to capital expenditures	(9.7)	(16.1)
Capital expenditures, net	$745.5	$562.6

The increase in our property and equipment additions during the six months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) an increase in local currency expenditures of our subsidiaries primarily due to the net effect of (a) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, (b) an increase in expenditures for new build and upgrade projects and (c) a decrease in expenditures to support new customer products and operational efficiency initiatives, and (ii) an increase due to FX.

Financing Activities. The decrease in net cash used by financing activities is primarily attributable to the net effect of (i) a decrease in cash used of $102.0 million due to lower repurchases of Liberty Global common shares, (ii) an increase in cash used of $82.9 million due to higher net cash payments related to derivatives, including €71.7 million ($82.7 million at the applicable rate) associated with the partial unwind and restructure of the Vodafone Collar in 2025, and (iii) a decrease in cash used of $18.5 million due to lower net repayments of debt and finance lease obligations, including €78.2 million ($90.2 million at the applicable rate) associated with the partial settlement of the Vodafone Collar Loan in 2025.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by operating activities, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our condensed consolidated statements of cash flows. Net cash provided by operating activities includes cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions of $6.0 million and $1.1 million during the six months ended June 30, 2026 and 2025, respectively.

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

The following table provides the details of our adjusted free cash flow:

	Six months ended June 30,
	2026	2025
	in millions

Net cash provided by operating activities	$338.5	$278.4
Operating-related vendor financing additions (a)	190.0	151.6
Cash capital expenditures, net	(745.5)	(562.6)
Principal payments on operating-related vendor financing	(191.5)	(176.6)
Principal payments on capital-related vendor financing	(57.5)	(30.4)
Principal payments on finance leases	(3.7)	(2.8)
Adjusted free cash flow	$(469.7)	$(342.4)
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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2025 10-K. The following discussion updates selected numerical information to June 30, 2026.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2026.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At June 30, 2026, $1,182.6 million or 48.9%, $1,008.0 million or 41.7% and $226.1 million or 9.3% of our consolidated cash balance was denominated in U.S. dollars, euros and British Pound Sterling, respectively.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	June 30, 2026	December 31, 2025

Spot rates:
Euro	0.8761	0.8521
British pound sterling	0.7547	0.7434

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Average rates:
Euro	0.8600	0.8817	0.8571	0.9159
British pound sterling	0.7449	0.7488	0.7434	0.7712

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

Weighted Average Variable Interest Rate. At June 30, 2026, the outstanding principal amount of our variable-rate indebtedness aggregated $6.7 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 5.3%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $33.5 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2026:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €297 million ($339 million); and

(ii)an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €51 million ($58 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €52 million ($59 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of June 30, 2026. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2026
		2027	2028	2029	2030	2031	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$43.5	$(146.9)	$(98.4)	$(24.0)	$1.6	$0.9	$2.5	$(220.8)
Principal-related (b)	—	—	42.9	—	—	—	—	42.9
Other (c)	(1.2)	—	(1.0)	(1.6)	(0.3)	(0.2)	—	(4.3)
Total	$42.3	$(146.9)	$(56.5)	$(25.6)	$1.3	$0.7	$2.5	$(182.2)
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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2026. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of June 30, 2026 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

April 1, 2026 through April 30, 2026:
Class A	—	$—	—	$—
Class C	—	$—	—	$—
May 1, 2026 through May 31, 2026:
Class A	—	$—	—	$—
Class C	—	$—	—	$—
June 1, 2026 through June 30, 2026:
Class A	—	$—	—	$—
Class C	—	$—	—	$—
Total — April 1, 2026 through June 30, 2026:
Class A	—	$—	—	$—
Class C	—	$—	—	$—
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)No share repurchase program has been approved by our board of directors for 2026, and therefore, at this time, we are not authorized to repurchase any shares during 2026.

Item 5.OTHER INFORMATION

During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holdings, Including Indentures:
4.1
Bank Facilities Agreement dated May 1, 2026 and entered into between, among others, Wyre Finance BV as the company and the original borrower, the Original Bank Facilities Lenders (as defined therein), The Bank of Nova Scotia as the bank facilities agent, and The Bank of Nova Scotia as the security agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 7, 2026 (File No. 001-35961)).

4.2
Master Definitions Agreement dated May 1, 2026 and entered into between, among others, Wyre Finance BV as the company and obligors’ agent, the Original Bank Facilities Lenders (as defined therein), The Bank of Nova Scotia as the bank facilities agent and The Bank of Nova Scotia as the security agent (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed May 7, 2026 (File No. 001-35961)).

4.3
Common Terms Agreement dated May 1, 2026 and entered into between, among others, Wyre Finance BV as the company and obligors’ agent, the Original Bank Facilities Lenders (as defined therein), The Bank of Nova Scotia as the bank facilities agent and The Bank of Nova Scotia as the security agent (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed May 7, 2026 (File No. 001-35961)).

4.4
Intercreditor Agreement dated May 1, 2026 and entered into between, among others, Wyre Holding III BV as the parent and the subordinated creditor, Wyre Finance BV as the company and obligors’ agent, the Original Bank Facilities Lenders (as defined therein), The Bank of Nova Scotia as the bank facilities agent and The Bank of Nova Scotia as the security agent (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed May 7, 2026 (File No. 001-35961)).

10 — Material Contracts:
10.1	Form of 2026 Restricted Share Units Agreement under the Liberty Global 2023 Incentive Plan*
10.2	Form of 2026 Performance Share Units Agreements under the Liberty Global 2023 Incentive Plan*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Chief Financial Officer*

32 — Section 1350 Certification**

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
_______________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL LTD.

Dated:	July 24, 2026	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	July 24, 2026	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer