Form 10-Q
period 2026-09-30
Liberty Global Ltd.
filed 2026-11-03
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-35961
Liberty Global Ltd.
(Exact name of Registrant as specified in its charter)

Bermuda	98-1750381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Richmond House, 12 Par-la-Ville Road, Hamilton HM 08 Bermuda
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

The number of outstanding common shares of Liberty Global Ltd. as of October 28, 2026 was: 170,729,231 class A common shares, 12,968,658 class B common shares and 148,693,808 class C common shares.

LIBERTY GLOBAL LTD.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2026	December 31, 2025
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$2,046.7	$2,081.4
Trade receivables, net (note 3)	650.1	558.2
Derivative instruments (note 6)	314.6	135.0
Current assets held for sale (note 4)	811.2	125.8
Other current assets (notes 3 and 5)	725.2	496.0
Total current assets	4,547.8	3,396.4
Investments and related notes receivable (including $1,060.9 million and $1,631.5 million, respectively, measured at fair value on a recurring basis) (note 5)	5,050.8	7,686.1
Property and equipment, net (notes 8 and 10)	11,760.8	5,270.3
Goodwill (note 8)	7,498.4	3,502.8
Intangible assets subject to amortization, net (note 8)	7,159.9	1,349.4
Other assets, net (notes 3, 6 and 10)	2,109.5	1,390.9
Total assets	$38,127.2	$22,595.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30, 2026	December 31, 2025
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$802.4	$478.7
Deferred revenue (note 3)	467.9	291.9
Current portion of debt and finance lease obligations (notes 9 and 10)	1,786.2	764.0
Accrued capital expenditures	206.0	158.0
Accrued income taxes	146.4	218.2
Current liabilities held for sale (note 4)	126.1	28.4
Other accrued and current liabilities (notes 6 and 10)	1,896.4	1,219.9
Total current liabilities	5,431.4	3,159.1
Long-term debt and finance lease obligations (notes 9 and 10)	18,802.1	7,830.9
Long-term operating lease liabilities (note 10)	902.5	739.7
Deferred tax liabilities (notes 4 and 11)	1,716.1	370.6
Other long-term liabilities (notes 3 and 6)	863.7	549.8
Total liabilities	27,715.8	12,650.1

Commitments and contingencies (notes 6, 9, 10, 11 and 15)

Equity:
Liberty Global shareholders:
Class A common shares, $0.01 nominal value. Issued and outstanding 170,721,989 and 174,502,063 shares, respectively	1.7	1.7
Class B common shares, $0.01 nominal value. Issued and outstanding 12,968,658 and 12,968,658 shares, respectively	0.1	0.1
Class C common shares, $0.01 nominal value. Issued and outstanding 148,686,315 and 147,333,037 shares, respectively	1.5	1.5
Additional paid-in capital	590.7	712.4
Accumulated earnings	5,535.1	5,104.5
Accumulated other comprehensive earnings, net of taxes	3,475.0	3,915.6
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	9,604.0	9,735.7
Noncontrolling interests	807.4	210.1
Total equity	10,411.4	9,945.8
Total liabilities and equity	$38,127.2	$22,595.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions, except per share amounts

Revenue (notes 3, 5 and 16)	$1,920.6	$1,207.1	$4,367.2	$3,647.4
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 10)	607.4	392.9	1,409.4	1,261.6
Other operating (notes 10 and 13)	286.3	216.3	709.6	624.9
Selling, general and administrative (SG&A) (notes 10 and 13)	482.0	308.0	1,092.9	893.9
Depreciation and amortization	528.8	275.9	1,056.1	758.9
Impairment, restructuring and other operating items, net (note 10)	34.2	22.0	90.5	25.8
	1,938.7	1,215.1	4,358.5	3,565.1
Operating income (loss)	(18.1)	(8.0)	8.7	82.3
Non-operating income (expense):
Interest expense	(274.2)	(123.3)	(503.8)	(380.3)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	325.8	(46.4)	476.2	(617.1)
Foreign currency transaction gains (losses), net	(59.6)	10.0	248.0	(3,160.9)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (notes 5 and 7)	(24.9)	64.4	188.3	175.5
Share of results of affiliates, net (note 5)	(191.2)	(43.3)	(502.8)	(455.9)
Gain associated with the VodafoneZiggo Acquisition (note 4)	121.6	—	121.6	—
Other income, net	16.0	16.3	57.8	59.9
	(86.5)	(122.3)	85.3	(4,378.8)
Earnings (loss) before income taxes	(104.6)	(130.3)	94.0	(4,296.5)
Income tax benefit (note 11)	652.3	46.9	454.1	116.0
Net earnings (loss)	547.7	(83.4)	548.1	(4,180.5)
Net earnings attributable to noncontrolling interests	(89.8)	(7.3)	(117.5)	(40.4)
Net earnings (loss) attributable to Liberty Global shareholders	$457.9	$(90.7)	$430.6	$(4,220.9)

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 14)	$1.35	$(0.27)	$1.27	$(12.26)
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 14)	$1.32	$(0.27)	$1.23	$(12.26)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Net earnings (loss)	$547.7	$(83.4)	$548.1	$(4,180.5)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(41.1)	(144.8)	(622.6)	4,656.6
Reclassification adjustment included in net earnings (loss) (notes 4 and 5)	172.7	—	176.8	—
Pension-related adjustments and other	4.3	(0.1)	5.2	(0.6)
Other comprehensive earnings (loss)	135.9	(144.9)	(440.6)	4,656.0
Comprehensive earnings (loss)	683.6	(228.3)	107.5	475.5
Comprehensive earnings attributable to noncontrolling interests	(89.8)	(7.3)	(117.5)	(40.4)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$593.8	$(235.6)	$(10.0)	$435.1
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

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Common shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2026	$1.7	$0.1	$1.5	$712.4	$5,104.5	$3,915.6	$(0.1)	$9,735.7	$210.1	$9,945.8
Net earnings	—	—	—	—	337.8	—	—	337.8	20.4	358.2
Other comprehensive loss, net of taxes	—	—	—	—	—	(633.6)	—	(633.6)	—	(633.6)
Share-based compensation (note 13)	—	—	—	32.3	—	—	—	32.3	—	32.3
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	32.0	—	—	—	32.0	—	32.0
Balance at March 31, 2026	1.7	0.1	1.5	776.7	5,442.3	3,282.0	(0.1)	9,504.2	230.5	9,734.7
Net loss	—	—	—	—	(365.1)	—	—	(365.1)	7.3	(357.8)
Other comprehensive earnings, net of taxes	—	—	—	—	—	57.1	—	57.1	—	57.1
Share-based compensation (note 13)	—	—	—	33.4	—	—	—	33.4	—	33.4
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(5.0)	—	—	—	(5.0)	—	(5.0)
Balance at June 30, 2026	1.7	0.1	1.5	805.1	5,077.2	3,339.1	(0.1)	9,224.6	237.8	9,462.4
Net earnings	—	—	—	—	457.9	—	—	457.9	89.8	547.7
Other comprehensive earnings, net of taxes	—	—	—	—	—	135.9	—	135.9	—	135.9
Fair value of equity interest issued to Vodafone (note 4)	—	—	—	—	—	—	—	—	552.7	552.7
Dividend distributions by subsidiaries to noncontrolling interest owners	—	—	—	—	—	—	—	—	(225.3)	(225.3)
Repurchases and cancellations of Liberty Global common shares (note 12)	—	—	—	(100.0)	—	—	—	(100.0)	—	(100.0)
Share-based compensation (note 13)	—	—	—	43.3	—	—	—	43.3	—	43.3
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(157.7)	—	—	—	(157.7)	152.4	(5.3)
Balance at September 30, 2026	$1.7	$0.1	$1.5	$590.7	$5,535.1	$3,475.0	$(0.1)	$9,604.0	$807.4	$10,411.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2026	2025
	in millions

Cash flows from operating activities:
Net earnings (loss)	$548.1	$(4,180.5)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	138.7	129.4
Depreciation and amortization	1,056.1	758.9
Impairment, restructuring and other operating items, net	90.5	25.8
Amortization of deferred financing costs and non-cash interest	57.0	43.2
Realized and unrealized losses (gains) on derivative instruments, net	(476.2)	617.1
Foreign currency transaction losses (gains), net	(248.0)	3,160.9
Realized and unrealized gains due to changes in fair values of certain investments, net	(188.3)	(175.5)
Share of results of affiliates, net	502.8	455.9
Deferred income tax benefit	(686.4)	(151.1)
Gain associated with the VodafoneZiggo Acquisition	(121.6)	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	271.5	(103.9)
Net cash provided by operating activities	944.2	580.2

Cash flows from investing activities:
Capital expenditures, net	(1,166.4)	(905.5)
Cash paid in connection with VodafoneZiggo Acquisition	(1,125.8)	—
Cash received in connection with the sale of EdgeConneX	677.8	—
Cash received from the sale of other investments	211.9	810.4
Cash paid for investments	(134.8)	(527.5)
Cash received in connection with the sale of UPC Slovakia	110.7	—
Other investing activities, net	(2.3)	14.8
Net cash used by investing activities	$(1,428.9)	$(607.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended September 30,
	2026	2025
	in millions

Cash flows from financing activities:
Borrowings of debt	$4,128.0	$604.5
Operating-related vendor financing additions	443.2	251.6
Repayments and repurchases of debt and finance lease obligations:
Debt (excluding vendor financing)	(3,032.6)	(663.1)
Principal payments on operating-related vendor financing	(439.6)	(298.2)
Principal payments on capital-related vendor financing	(160.5)	(50.6)
Principal payments on finance leases	(8.9)	(4.4)
Dividend distributions by subsidiaries to noncontrolling interest owners	(225.3)	—
Payment of financing costs and debt premiums	(108.7)	(2.0)
Repurchases of Liberty Global common shares	(100.0)	(158.2)
Net cash received (paid) related to derivative instruments	(16.5)	82.7
Other financing activities, net	(11.7)	(35.7)
Net cash provided (used) by financing activities	467.4	(273.4)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(12.1)	158.8
Net decrease in cash and cash equivalents and restricted cash	(29.4)	(142.2)
Cash and cash equivalents and restricted cash:
Beginning of period	2,087.1	1,822.3
Net decrease	(29.4)	(142.2)
End of period	$2,057.7	$1,680.1

Cash paid for interest	$399.4	$372.3
Net cash paid for taxes	$129.3	$197.3

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$2,046.7	$1,674.2
Restricted cash included in other current assets and other assets, net	5.7	5.9
Cash and cash equivalents and restricted cash included in assets held for sale	5.3	—
Total cash and cash equivalents and restricted cash	$2,057.7	$1,680.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2026
(unaudited)

(1)   Basis of Presentation

Liberty Global Ltd. (Liberty Global) is a Bermuda exempted company limited by shares. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries. We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe and are an active investor across the technology, media, sports and infrastructure industries. We also provide innovative technology solutions and finance services.

We provide residential and business-to-business (B2B) communications services through (i) Ziggo Group B.V. (Ziggo Group), a 90%-owned subsidiary as further described in note 4, which holds certain wholly-owned subsidiaries in (a) the Netherlands that we collectively refer to as “VodafoneZiggo” and (b) Belgium and Luxembourg that we collectively refer to as “Telenet,” and (ii) a wholly-owned subsidiary in Ireland (VM Ireland). In addition, we own a 50% noncontrolling interest in a 50:50 joint venture (the VMO2 JV) with Telefónica SA (Telefónica), which provides residential and B2B communications services in the United Kingdom (U.K.). Prior to the completion of the VodafoneZiggo Acquisition on July 31, 2026, as defined and described in note 4, our services in the Netherlands were provided through a 50:50 joint venture (the VodafoneZiggo JV) with Vodafone Group plc (Vodafone).

We also have (i) a 66.8% controlling interest in Wyre Holding BV (Wyre), an independent infrastructure company in Belgium, and (ii) a 65.6% controlling interest in Formula E Holdings Ltd. (Formula E), a global electric motor racing series.

On April 30, 2026, we completed the sale of UPC Slovakia (as defined in note 4), through which we previously provided residential and business telecommunications services in Slovakia. Effective with the signing of the share purchase agreement on December 18, 2025, we began accounting for UPC Slovakia as held for sale. Accordingly, the assets and liabilities of UPC Slovakia are included in current assets held for sale and current liabilities held for sale, respectively, on our December 31, 2025 condensed consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications in our condensed consolidated statements of operations or cash flows. For additional information, see note 4.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2026.

Certain prior-period amounts have been reclassified to conform to the current period presentation, including with respect to certain changes in the presentation of our reportable segments, as described in note 16.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
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
September 30, 2026
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

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $49.1 million and $31.3 million at September 30, 2026 and December 31, 2025, respectively.
If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $198.5 million and $11.4 million as of September 30, 2026 and December 31, 2025, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $539.5 million and $305.9 million as of September 30, 2026 and December 31, 2025, respectively. The increase in deferred revenue for the nine months ended September 30, 2026 is primarily due to the net effect of (a) the recognition of $251.4 million of revenue that was included in our deferred revenue balance at December 31, 2025, (b) the impact of additions during the period and (c) the impact of the VodafoneZiggo Acquisition, as defined and described in note 4. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Unsatisfied Performance Obligations

A significant portion of our revenue is derived from subscription service contracts with an initial duration of less than 12 months. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of future revenue to be recognized from our existing customers. Revenue from customers who are subject to contracts is generally recognized over the term of such contracts, which is typically 12 months for our residential service contracts, one to three years for our mobile service contracts and one to five years for our B2B service contracts. The average remaining contractual term for B2B non-subscription services is approximately three years. At September 30, 2026, the aggregate transaction price allocated to remaining performance obligations related to our B2B and other fixed-fee service agreements with terms greater than one year was approximately $2.6 billion and is expected to be recognized over the respective remaining contractual terms.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
(4)    Acquisitions and Dispositions

Acquisition

On July 31, 2026, Liberty Global completed the acquisition of Vodafone’s 50% interest in the VodafoneZiggo JV (the VodafoneZiggo Acquisition). In addition, upon closing of the transaction, Liberty Global acquired Vodafone’s shareholder loans to a subsidiary of VodafoneZiggo totaling €907.9 million ($1,045.6 million at the transaction date). Liberty Global began consolidating 100% of VodafoneZiggo’s results as of July 31, 2026.

We have accounted for the VodafoneZiggo Acquisition as a business combination using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of VodafoneZiggo based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

The following table summarizes the fair value of consideration transferred as part of the VodafoneZiggo Acquisition (in millions, all translations to U.S. dollars are as of the transaction date):

Cash consideration paid at closing (a)	€977.5	$1,125.8
Fair value of 10% equity interest in Ziggo Group issued to Vodafone (b)	479.9	552.7
Fair value of off-market component of certain arrangements payable to Vodafone (c)	169.1	194.8
Total purchase consideration (d)	€1,626.5	$1,873.3
Fair value of previously held equity investment in VodafoneZiggo (e)	€1,552.4	$1,787.9
_______________

(a)Represents €1.0 billion ($1.1 billion) cash consideration under the share purchase agreement, net of adjustments for certain pre-closing transfers of value.

(b)Represents the fair value of the 10% noncontrolling equity interest in Ziggo Group issued to Vodafone in the form of 1,959,697,247 Class B ordinary shares. The fair value was determined using an “income approach,” based on a forecast of expected future cash flows.

(c)Represents the estimated fair value of the additional consideration attributable to the off-market component of certain arrangements payable to Vodafone in connection with the VodafoneZiggo Acquisition. This amount was treated as additional consideration transferred.
(d)Represents the aggregate consideration transferred to Vodafone in exchange for its interests in VodafoneZiggo, comprising (i) its 50% equity interest in VodafoneZiggo and (ii) its shareholder loan to a subsidiary of VodafoneZiggo, as described above. In connection with the VodafoneZiggo Acquisition, Liberty Global and Vodafone agreed that the economic benefit attributable to the 50% less one share of Liberty Global’s total indirect 66.8% interest in Wyre is retained within the Ziggo Group. The remaining 50% plus one share of Liberty Global’s total 66.8% interest in Wyre is solely for the benefit of Liberty Global (excluding the Ziggo Group), subject to various other terms and conditions.

(e)Represents the fair value of our previously held 50% equity interest in VodafoneZiggo immediately prior to the VodafoneZiggo Acquisition, including the VodafoneZiggo JV Receivables, as defined and described in note 5. For additional information regarding the valuation of our previously held equity interest, see note 7.
In connection with the VodafoneZiggo Acquisition, we also recognized a gain of $121.6 million during the third quarter of 2026, representing the difference between the fair value and carrying amount of our previously held equity investment in the VodafoneZiggo JV. No income taxes were required to be provided on this gain.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
The preliminary opening balance sheet is subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include (i) goodwill, (ii) property and equipment, (iii) certain intangible assets and their respective estimated useful lives, (iv) income taxes, (v) the fair value of the 10% equity interest in Ziggo Group and (vi) the fair value of the off-market component of certain arrangements payable to Vodafone. A summary of the preliminary purchase consideration and the opening balance sheet of VodafoneZiggo at the July 31, 2026 acquisition date is presented in the following table (in millions):

Cash and cash equivalents	$—
Trade receivables, net	192.7
Current assets held for sale (a)	820.9
Other current assets	450.7
Property and equipment, net	6,387.6
Goodwill (b)	4,169.4
Intangible assets subject to amortization, net (c)	6,090.0
Other assets, net	705.9
Current portion of debt and finance lease obligations	(1,245.6)
Current liabilities held for sale (a)	(120.0)
Other accrued and current liabilities	(1,289.9)
Long-term debt and finance lease obligations	(10,002.1)
Long-term operating lease liabilities	(207.0)
Deferred tax liabilities	(2,075.5)
Other long-term liabilities	(215.9)
Total purchase consideration and fair value of previously held equity investment (d)	$3,661.2
_______________

(a)    Represents assets and liabilities being sold in connection with the VodafoneZiggo TowerCo Sale (as defined and described below).

(b)    The goodwill recognized in connection with the VodafoneZiggo Acquisition primarily represents the future economic benefits of expected cost, operating and financial synergies to be achieved through the integration of VodafoneZiggo and Telenet within the Ziggo Group. None of the goodwill is expected to be deductible for income tax purposes.

(c)    Includes customer relationships of $5,015.7 million, mobile spectrum licenses of $723.0 million and trade names of $351.3 million with estimated weighted average remaining useful lives of 17 years, 9 years and 20 years, respectively.

(d)    Excludes direct acquisition costs of $23.5 million incurred during nine months ended September 30, 2026, which are included in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
Pro Forma Information

The following unaudited pro forma consolidated operating results give effect to the VodafoneZiggo Acquisition as if it had been completed as of January 1, 2025, the earliest period presented. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the VodafoneZiggo Acquisition had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Nine months ended September 30,
	2026	2025
	(unaudited)

Revenue (in millions)	$6,901.7	$6,830.3
Net earnings (loss) attributable to Liberty Global shareholders (in millions) (a)	$207.9	$(4,247.0)

Basic earnings (loss) attributable to Liberty Global shareholders per share	$0.62	$(12.33)
Diluted earnings (loss) attributable to Liberty Global shareholders per share	$0.59	$(12.33)
_______________

(a)     The net earnings for the nine months ended September 30, 2026 include (i) the $121.6 million gain recognized on our previously held equity interest in VodafoneZiggo and (ii) $23.5 million of direct acquisition costs, both of which are nonrecurring and reflected in the period in which they were recognized.

Our consolidated statement of operations for the nine months ended September 30, 2026 includes revenue of $771.7 million and net loss of $59.1 million attributable to VodafoneZiggo for the period from the July 31, 2026 acquisition date through September 30, 2026. These amounts exclude the share of results of affiliates, net, related to our previously held equity interest in the VodafoneZiggo JV, which is included in our results through the acquisition date.

Disposition

UPC Slovakia

On April 30, 2026, we completed the sale of our operations in Slovakia (UPC Slovakia) to O2 Slovakia s.r.o., an affiliate of e& PPF Telecom Group B.V. After considering working capital adjustments (including cash disposed), we received net cash proceeds of €94.4 million ($110.7 million at the transaction date). During the third quarter of 2026, the final closing statement was settled, resulting in a €0.4 million ($0.5 million) reduction in the transaction consideration. In our segment presentation, UPC Slovakia is included in our “all other category.”

Effective with the signing of the share purchase agreement on December 18, 2025, we began accounting for UPC Slovakia as held for sale. Accordingly, we ceased to depreciate or amortize the long-lived assets of UPC Slovakia. However, we have not presented UPC Slovakia as a discontinued operation as this transaction did not represent a strategic shift that will have a major effect on our financial results or operations. As of December 31, 2025, the held-for-sale assets and liabilities of UPC Slovakia totaled $122.5 million and $18.2 million, respectively.

In connection with the held-for-sale classification and subsequent remeasurement, we recognized an impairment charge of $0.8 million prior to the closing of this transaction to reduce the carrying value of the UPC Slovakia disposal group to its fair value less costs to sell. Upon completion of the sale on April 30, 2026, we reclassified $3.8 million of accumulated foreign currency translation losses previously recognized in accumulated other comprehensive income (loss) into earnings. The impairment charge and the reclassification of accumulated translation adjustments are both included in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations.

As part of the transaction, we have agreed to provide certain transitional services for a period of up to 42 months from the closing of the transaction. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by the purchaser. During the three months ended September

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
30, 2026, we recorded revenue of $2.1 million associated with these transitional services. Liberty Global will also allow the use of the “UPC” brand for a transitional period of up to three years as part of the transaction.

Pending Disposition

VodafoneZiggo TowerCo Sale

On September 8, 2026, VodafoneZiggo entered into an agreement to sell certain towers and rooftop installations to an entity to be jointly owned by funds managed by DigitalBridge, TD Greystone Infrastructure, and Legal & General for total consideration of €669.0 million ($758.6 million) (the VodafoneZiggo TowerCo Sale). Subsequent to the completion of the VodafoneZiggo TowerCo Sale, VodafoneZiggo will lease space on the assets sold for an initial term of 12 years. All required regulatory approvals were received in October 2026, and the transaction is expected to be completed in the fourth quarter of 2026. As part of the VodafoneZiggo Acquisition, we accounted for the assets and liabilities subject to the VodafoneZiggo TowerCo Sale as held for sale and, accordingly, do not depreciate or amortize the associated long-lived assets. As of September 30, 2026, the held-for-sale assets and liabilities associated with the VodafoneZiggo TowerCo Sale, which primarily include property and equipment, right-of-use (ROU) asset and lease liabilities, totaled $810.1 million and $125.5 million, respectively. These assets and liabilities are measured at fair value less expected costs to sell.

(5)    Investments

The details of our investments are set forth below:

Accounting Method	September 30, 2026	December 31, 2025	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMO2 JV	$3,442.9	$3,756.7	50.0
AE Group Sàrl (AtlasEdge JV) (c)	365.2	388.4	48.8
Nexfibre Networks Limited (nexfibre JV) (d)	73.5	88.3	25.0
VodafoneZiggo JV (e)	—	1,738.6	—
Other	108.3	82.6
Total — equity	3,989.9	6,054.6
Fair value:
Short-term:
Separately-managed accounts (SMAs) (f)	—	76.2
Long-term:
Televisa Univision, Inc. (Televisa Univision)	299.5	299.5	6.5
ITV plc (ITV) (g)	84.4	208.4	2.5
CANAL+ Polska S.A.	82.2	81.8	17.0
Lionsgate Studios Corp. (Lionsgate)	78.8	64.2	2.4
Plume Design, Inc. (Plume) (h)	54.6	64.1	10.2
EdgeConneX, Inc. (EdgeConneX) (i)	—	528.3	—
Other	461.4	385.2
Total — fair value	1,060.9	1,707.7
Total investments (j)	$5,050.8	$7,762.3
Short-term investments	$—	$76.2
Long-term investments	$5,050.8	$7,686.1

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
_______________

(a)Represents our economic ownership based on total shares owned as a percentage of total shares outstanding as of the most recent balance sheet date or the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividend distributions are received, with our recognition of losses generally limited to the extent of our investment in, and loans and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal their respective fair values. At December 31, 2025, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $1,029.2 million related to amounts associated with the VodafoneZiggo JV Receivables, as defined below.

(c)Liberty Global owns a 50% noncontrolling voting interest in the AtlasEdge JV.

(d)Liberty Global owns a 25% noncontrolling voting interest in the nexfibre JV.

(e)As a result of the VodafoneZiggo Acquisition, we began consolidating VodafoneZiggo’s results from July 31, 2026. For additional information regarding the VodafoneZiggo Acquisition, see note 4. The December 31, 2025 amount includes certain notes receivable previously due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global, comprising an aggregate of €907.9 million ($1,065.5 million equivalent at December 31, 2025) (the VodafoneZiggo JV Receivables). At December 31, 2025, the VodafoneZiggo JV Receivables bore interest at a rate of 5.55% and had a final maturity date of December 31, 2030. As a result of the VodafoneZiggo Acquisition, the VodafoneZiggo JV Receivables eliminate in consolidation.

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

(h)Our investment in Plume includes warrants with a fair value of $17.4 million and $21.1 million at September 30, 2026 and December 31, 2025, respectively.

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

VMO2 JV (a)	$(217.7)	$(11.2)	$(442.3)	$(258.9)
nexfibre JV	(8.0)	(10.8)	(35.4)	(53.0)
VodafoneZiggo JV (b)	27.6	2.7	(11.3)	(68.0)
AtlasEdge JV	8.5	(23.2)	(9.6)	(57.7)
Other, net	(1.6)	(0.8)	(4.2)	(18.3)
Total	$(191.2)	$(43.3)	$(502.8)	$(455.9)
_______________

(a)Represents our share of the results of operations of the VMO2 JV. The 2026 amounts include our share of a pension settlement charge recognized by the VMO2 JV in connection with the buy-out of a subsidiary pension plan, which was previously recorded as a component of accumulated other comprehensive loss.

(b)Amounts represent activity through the date of the VodafoneZiggo Acquisition and include (i) our share of the results of operations of the VodafoneZiggo JV and (ii) 100% of the interest income earned on the VodafoneZiggo JV Receivables. For additional information regarding the VodafoneZiggo Acquisition, see note 4.

VMO2 JV

Pursuant to an agreement (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMO2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). The agreements underlying the U.K. JV Services expire in 2030. The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VMO2 JV. Liberty Global charges both fixed and variable fees to the VMO2 JV for the U.K. JV Services provided pursuant to the U.K. JV Framework Agreement. At September 30, 2026 and December 31, 2025, $71.9 million and $79.3 million, respectively, was due from the VMO2 JV related to the aforementioned transactions. The amounts due from the VMO2 JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

The following table sets forth a summary of revenue recorded from the VMO2 JV:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Variable charges (a)	$69.7	$37.8	$177.5	$111.0
Fixed fee	58.9	57.9	176.2	168.7
Total revenue	$128.6	$95.7	$353.7	$279.7
_______________

(a)Amounts primarily include the sale of customer premises equipment (CPE) at a mark-up.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Revenue	$3,262.7	$3,436.0	$9,705.4	$9,935.8
Loss before income taxes	$(607.7)	$(3.8)	$(1,177.5)	$(619.9)
Net loss	$(431.7)	$(20.0)	$(870.1)	$(494.7)

VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global historically provided certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services consisted primarily of (i) technology and other services and (ii) capital-related expenditures for assets that were used by, or otherwise benefited, the VodafoneZiggo JV. Liberty Global charged both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided pursuant to the NL JV Framework Agreement. As a result of the VodafoneZiggo Acquisition, the NL JV Framework Agreement was terminated and transactions between Liberty Global and VodafoneZiggo are eliminated in consolidation. Prior to the acquisition, we recorded revenue from the VodafoneZiggo JV of $18.9 million and $56.1 million during the three months ended September 30, 2026 and 2025, respectively, and $129.6 million and $150.4 million during the nine months ended September 30, 2026 and 2025, respectively, primarily related to (a) the NL JV Services and (b) the sale of CPE to the VodafoneZiggo JV at a mark-up. At December 31, 2025, $42.7 million was due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which were periodically cash settled, are included in other current assets on our December 31, 2025 condensed consolidated balance sheet. For additional information regarding the VodafoneZiggo Acquisition, see note 4.

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

EdgeConneX (a)	$—	$0.3	$154.2	$3.9
ITV	(16.0)	(20.9)	(22.1)	58.9
Lionsgate (b)	(29.0)	7.7	14.6	0.4
Televisa Univision	2.0	(3.5)	9.8	(45.1)
Plume	(2.7)	(0.4)	(9.5)	(13.4)
Vodafone (c)	—	86.1	—	207.7
Other, net	20.8	(4.9)	41.3	(36.9)
Total	$(24.9)	$64.4	$188.3	$175.5
_______________

(a)We completed the sale of our investment in EdgeConneX during the second quarter of 2026.

(b)During the second quarter of 2025, Lions Gate Entertainment Corp. (NYSE: LGF.A and LGF.B) completed the full separation (the Lionsgate Separation) of its studio and network business into two independent, publicly traded companies, Lionsgate and Starz Entertainment Corp. (Starz). All previous Lions Gate Entertainment Corp. shares have

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
been exchanged for shares in the new companies Lionsgate (Nasdaq: LION) and Starz (Nasdaq: STRZ). Following the separation, our investment in Starz is reflected in “Other, net” fair value investments in the above table.

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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2026			December 31, 2025
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$295.1	$612.5	$907.6	$127.1	$113.8	$240.9
Foreign currency forward and option contracts	3.5	1.0	4.5	0.1	—	0.1
Other	16.0	2.7	18.7	7.8	—	7.8
Total	$314.6	$616.2	$930.8	$135.0	$113.8	$248.8
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$104.5	$174.6	$279.1	$126.2	$122.0	$248.2
Foreign currency forward and option contracts	1.3	1.2	2.5	1.9	0.9	2.8
Other	11.8	—	11.8	8.2	0.5	8.7
Total	$117.6	$175.8	$293.4	$136.3	$123.4	$259.7
_______________

(a)Our long-term derivative assets and current and long-term derivative liabilities are included in other assets, net, other accrued and current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of ($9.7 million) and ($6.1 million) during the three months ended September 30, 2026 and 2025, respectively, and ($6.7 million) and $3.3 million during the nine months ended September 30, 2026 and 2025, respectively. These amounts are included

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Cross-currency and interest rate derivative contracts	$325.0	$36.6	$471.8	$(397.3)
Foreign currency forward and option contracts	0.8	1.5	4.4	(12.2)
Equity-related derivative instruments	—	(84.5)	—	(207.6)
Total	$325.8	$(46.4)	$476.2	$(617.1)
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

	Nine months ended September 30,
	2026	2025
	in millions

Operating activities	$0.2	$69.4
Investing activities	—	(1.8)
Financing activities	(16.5)	82.7
Total	$(16.3)	$150.3

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions; however, given the size of our derivative portfolio, the default of certain counterparties could have a significant impact on our condensed consolidated statements of operations. Collateral is generally not posted by either party under our derivative instruments. At September 30, 2026, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $637.3 million.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
Details of our Derivative Instruments

Cross-currency Swap Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2026, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at September 30, 2026:

	Notional amount due from counterparty	Notional amount due to counterparty		Weighted average remaining life
	in millions			in years

VodafoneZiggo	$7,954.0	€6,838.0	(a)	2.6

Telenet	$2,308.5	€2,053.4		1.6
	€1,296.6	$1,495.0		1.6

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to September 30, 2026. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2026:

	Pays fixed rate			Receives fixed rate
	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

VodafoneZiggo	$4,962.6	(a)	3.3	$1,780.1	1.4

Telenet	$4,093.6	(a)	2.6	$800.0	1.6

Wyre	$2,990.3	(a)	6.8	$—	—

Other (b)	$288.1	(a)	17.5	$—	—
_______________

(a)Includes forward-starting derivative instruments.

(b)Represents contracts associated with Egg Power AssetCo Limited, a subsidiary of Liberty Global (Egg Power).

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at September 30, 2026:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Wyre	$2,983.4	0.8

VodafoneZiggo	$2,551.4	0.6

VM Ireland	$1,020.6	0.3

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At September 30, 2026, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.0 billion and $6.8 billion, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Increase (decrease) to borrowing costs at September 30, 2026 (a)

Telenet	(2.38)%
VM Ireland	(2.26)%
VodafoneZiggo	(0.99)%
Wyre	0.34%
Other (b)	0.42%
Total decrease to borrowing costs	(1.07)%
_______________

(a)Represents the effect of derivative instruments in effect at September 30, 2026 and does not include forward-starting derivative instruments.
(b)Represents the impact of derivative instruments on borrowing costs at Egg Power.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of September 30, 2026, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $348.7 million.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of September 30, 2026 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used for nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. These nonrecurring valuations include the valuation of reporting units, customer relationships and other intangible assets (including franchise and licensing rights), property and equipment and goodwill. The valuation of reporting units is based on an income-based approach (discounted cash flows) using assumptions in our long-range business plans or a market-based approach (current multiples of comparable public companies and guideline transactions) and, in some cases, a combination of an income-based approach and a market-based approach. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, including inputs with respect to revenue growth and Adjusted EBITDA margin (as defined in note 16), and terminal growth rates, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. Goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2026, we performed a nonrecurring fair value measurement associated with the VodafoneZiggo Acquisition. The weighted average discount rate used in the preliminary valuation of our previously held equity interest in VodafoneZiggo and customer relationships acquired in connection with the VodafoneZiggo Acquisition was 5.75%. The weighted average discount rate used in the valuation of the 10% equity interest issued in Ziggo Group to Vodafone in connection with the VodafoneZiggo Acquisition was 5.75% for VodafoneZiggo and 6.5% for Telenet. For additional information regarding the VodafoneZiggo Acquisition, see note 4. During the nine months ended September 30, 2025, we did not perform any significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 2025 10-K.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at September 30, 2026 using:
Description	September 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$907.6	$—	$907.6	$—
Foreign currency forward and option contracts	4.5	—	4.5	—
Other	18.7	—	18.7	—
Total derivative instruments	930.8	—	930.8	—
Investments	1,060.9	174.3	—	886.6
Total assets	$1,991.7	$174.3	$930.8	$886.6

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$279.1	$—	$279.1	$—
Foreign currency forward and option contracts	2.5	—	2.5	—
Other	11.8	—	11.8	—
Total liabilities	$293.4	$—	$293.4	$—

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
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

A reconciliation of the beginning and ending balances of our investments measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows (in millions):

Balance of Level 3 investments at January 1, 2026	$1,353.3
Gains included in net earnings (a):
Realized and unrealized gains due to changes in fair values of certain investments, net	183.1
Additions	59.5
Dispositions	(677.9)
Foreign currency translation adjustments and other, net	(31.4)
Balance of Level 3 investments at September 30, 2026 (b)	$886.6
_______________

(a)Amounts primarily relate to Level 3 investments that we continue to carry on our condensed consolidated balance sheet as of September 30, 2026.

(b)As of September 30, 2026, $408.1 million of our Level 3 investments were accounted for under the measurement alternative at cost less impairment, adjusted for observable price changes.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2026	December 31, 2025
	in millions

Distribution systems	$12,485.1	$7,189.1
Support equipment, buildings and land	4,020.1	2,941.2
CPE	1,814.5	1,070.2
Total property and equipment, gross	18,319.7	11,200.5
Accumulated depreciation	(6,558.9)	(5,930.2)
Total property and equipment, net	$11,760.8	$5,270.3

During the nine months ended September 30, 2026 and 2025, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $144.4 million and $72.7 million, respectively, which exclude related value-added taxes (VAT) of $15.7 million and $12.0 million, respectively, that were also financed under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the nine months ended September 30, 2026 are set forth below:

	January 1, 2026	Reallocation (a)	Acquisitions and related adjustments	Foreign currency translation adjustments and other	September 30, 2026
	in millions

Ziggo Group	$2,516.5	(1,485.3)	$4,169.4	$(138.5)	$5,062.1
Wyre	457.0	1,485.3	—	(26.2)	1,916.1
VM Ireland	284.4	—	—	(9.6)	274.8
Other	244.9	—	2.6	(2.1)	245.4
Total	$3,502.8	$—	$4,172.0	$(176.4)	$7,498.4
_______________

(a)Primarily includes a €1.3 billion ($1.5 billion) reallocation of certain historical goodwill from Ziggo Group to Wyre.

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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	September 30, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$5,198.3	$(239.0)	$4,959.3	$269.0	$(186.0)	$83.0
Licenses (a)	2,241.4	(492.0)	1,749.4	1,582.8	(438.0)	1,144.8
Other	615.8	(164.6)	451.2	278.9	(157.3)	121.6
Total	$8,055.5	$(895.6)	$7,159.9	$2,130.7	$(781.3)	$1,349.4
_______________

(a)Primarily includes amounts related to (i) certain mobile spectrum licenses and (ii) a licensing agreement with the Fédération Internationale l’Automobile that provides Formula E with the exclusive rights to operate an electric motor racing series.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2026			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	September 30, 2026	December 31, 2025
		in millions

VodafoneZiggo Senior and Senior Secured Notes	4.95%	—	—	$7,996.0	$—
VodafoneZiggo Credit Facility (c)	6.13%	€800.0	$907.2	3,054.0	—
Wyre Facilities (d)	4.86%	(d)	(d)	3,389.4	—
Telenet Credit Facility (e)	5.06%	€605.0	$686.0	2,267.9	4,748.0
Telenet Senior Secured Notes	4.64%	—	—	1,425.9	1,633.7
VM Ireland Credit Facility (f)	5.92%	€100.0	$113.4	1,020.6	1,056.2
Vendor financing (g)	3.82%	—	—	1,489.8	365.9
Other (h)	5.15%			1,128.3	781.0
Total debt before deferred financing costs, discounts and premiums (i)	5.07%		$1,706.6	$21,771.9	$8,584.8

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	September 30, 2026	December 31, 2025
	in millions

Total debt before deferred financing costs, discounts and premiums	$21,771.9	$8,584.8
Deferred financing costs, discounts and premiums, net (j)	(1,248.7)	(23.0)
Total carrying amount of debt	20,523.2	8,561.8
Finance lease obligations (note 10)	65.1	33.1
Total debt and finance lease obligations	20,588.3	8,594.9
Current portion of debt and finance lease obligations	(1,786.2)	(764.0)
Long-term debt and finance lease obligations	$18,802.1	$7,830.9
_______________

(a)Represents the weighted average interest rate in effect at September 30, 2026 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs and certain other obligations that we assumed in connection with certain acquisitions, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 4.28% at September 30, 2026. The weighted average interest rate calculation includes principal amounts outstanding associated with all of our secured and unsecured borrowings. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2026 without regard to covenant compliance calculations or other conditions precedent to borrowing. With the exception of our unused borrowing capacity at Wyre (as described below), the following table provides our borrowing availability and

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
amounts available to loan or distribute in accordance with the terms of the respective subsidiary facilities (i) at September 30, 2026 and (ii) upon completion of the relevant September 30, 2026 compliance reporting requirements. These amounts do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to September 30, 2026, or the full impact of additional amounts that may be available to borrow, loan or distribute within each respective facility.

	Availability
	September 30, 2026		Upon completion of the relevant September 30, 2026 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

Available to borrow:
VodafoneZiggo Credit Facility	€800.0	$907.2	€800.0	$907.2
Telenet Credit Facility	€605.0	$686.0	€605.0	$686.0
VM Ireland Credit Facility	€100.0	$113.4	€100.0	$113.4

Available to loan or distribute:
VodafoneZiggo Credit Facility	€800.0	$907.2	€800.0	$907.2
Telenet Credit Facility	€605.0	$686.0	€605.0	$686.0
VM Ireland Credit Facility	€100.0	$113.4	€100.0	$113.4

(c)Unused borrowing capacity under the VodafoneZiggo Credit Facility relates to €800.0 million ($907.2 million) under the VodafoneZiggo Revolving Facility G2, which was undrawn at September 30, 2026.

(d)Unused borrowing capacity under the Wyre Facilities (as defined and described below) relates to (i) €911.0 million ($1,033.0 million) available under the Wyre Capex Term Facility (as defined and described below) and (ii) (a) €235.0 million ($266.5 million) under the Wyre DSR Facility (as defined and described below) and (b) €215.0 million ($243.8 million) under the Wyre Revolving Facility (as defined and described below), each of which was undrawn at September 30, 2026.

(e)At September 30, 2026, unused borrowing capacity under the Telenet Credit Facility amounted to €605.0 million ($686.0 million) comprising (i) €580.0 million ($657.7 million) under Telenet Revolving Facility I and (ii) €25.0 million ($28.3 million) under the Telenet Overdraft Facility, each of which was undrawn at September 30, 2026. In January 2026, €90.0 million ($102.1 million) of borrowings under Telenet Revolving Facility I were repaid, restoring total available capacity under Telenet Revolving Facility I to €580.0 million. In February 2026, €550.0 million ($623.7 million) of Telenet Revolving Facility I was amended to extend the maturity date from May 2029 to May 2032. The €20.0 million ($22.7 million) Telenet Revolving Facility expired during the third quarter of 2026 and was not renewed.

(f)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($113.4 million) under the VM Ireland Revolving Facility, which was undrawn at September 30, 2026.

(g)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g., extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable as debt on our condensed consolidated balance sheets. These obligations are generally due within one year and include VAT that was also financed under these arrangements. For purposes of our condensed consolidated statements of cash flows, operating-related expenses financed by an intermediary are treated as constructive operating cash outflows and constructive financing cash inflows when the intermediary settles the liability with the vendor as there is no actual cash outflow until we pay the financing intermediary. During the nine months ended September 30, 2026 and 2025, the constructive cash outflow included in cash flows from operating activities and the corresponding constructive cash inflow included in cash flows

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
from financing activities related to these operating expenses were $443.2 million and $251.6 million, respectively. Repayments of vendor financing obligations at the time we pay the financing intermediary are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(h)At September 30, 2026 and December 31, 2025, amounts include (i) $184.4 million and $228.4 million, respectively, of debt collateralized by certain trade receivables of Telenet and (ii) $400.4 million and $423.4 million, respectively, of liabilities related to Telenet’s acquisition of mobile spectrum licenses. Telenet will make annual payments for the license fees over the terms of the respective licenses. In addition, amounts include (a) for the September 30, 2026 amount, €300.0 million ($340.2 million) of debt drawn under the HoldCo Facility (as defined and described below), (b) $92.9 million and $19.8 million, respectively, of debt drawn on a capital expenditure term loan facility at Egg Power (the Egg Power Capex Facility) and (c) $56.7 million and $58.7 million, respectively, of debt related to an advance against the assignment of certain future sponsorship receivables of Formula E.

(i)As of September 30, 2026 and December 31, 2025, our debt had an estimated fair value of $20.4 billion and $8.6 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

(j)As a result of the VodafoneZiggo Acquisition, adjustments were made to record acquired debt at its preliminary estimated fair value as of the acquisition date rather than historical amortized cost. As of September 30, 2026, approximately $1.1 billion of this fair value adjustment remained outstanding and is reflected as a reduction in the amount presented above. The fair value adjustment will be amortized as an increase to interest expense over the remaining terms of the related debt instruments. For additional information regarding the VodafoneZiggo Acquisition, see note 4.

General Information

At September 30, 2026, most of our outstanding debt had been incurred by three of our four subsidiary “borrowing groups.” References to these borrowing groups, which comprise VodafoneZiggo, Wyre, Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during 2026. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 2025 10-K.

Financing Transactions

In April 2026, Telenet purchased and extinguished $28.4 million of the $1.0 billion principal amount of Telenet 5.50% Senior Notes due 2028.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
In May 2026, Wyre Finance BV (Wyre Finance), a direct wholly-owned subsidiary of Wyre, entered into a bank facilities agreement comprised of (i) a €2.7 billion ($3.1 billion) term loan facility (the Wyre Term Facility), (ii) a €1.2 billion ($1.4 billion) capex term loan facility (the Wyre Capex Term Facility), (iii) a €215.0 million ($243.8 million) revolving facility (the Wyre Revolving Facility) and (iv) a €235.0 million ($266.5 million) debt service reserve facility (the Wyre DSR Facility and, together with the Wyre Term Facility, Wyre Capex Term Facility and Wyre Revolving Facility, the “Wyre Facilities”). In July 2026, we received the approval of the fiber network cooperation agreement with Proximus by the Belgian Competition Authority (BCA), which allowed us to separate the Telenet and Wyre capital structures and access the funds available pursuant to the Wyre Facilities. The Wyre Term Facility may be used for, among other things, the refinancing of existing indebtedness (including intercompany loans), the funding of dividends or other distributions, investments and general corporate purposes of Wyre and its subsidiaries. The Wyre Capex Term Facility may be used for the financing and refinancing of capital expenditures and certain permitted acquisitions of Wyre and its subsidiaries, while the Wyre Revolving Facility is intended to support working capital and other general corporate purposes of Wyre and its subsidiaries. The Wyre DSR Facility is available to fund certain debt service liquidity requirements of Wyre and its subsidiaries. Borrowings under the Wyre Facilities bear interest at EURIBOR plus a margin ranging from 2.35% to 3.25%, with the applicable margin increasing annually from the third anniversary of the first utilization of the Wyre Term Facility and mature seven years after the first utilization date. The Wyre Facilities supersede the previously disclosed €500.0 million ($567.0 million) standalone Wyre Capex Facility, which expired in February 2026 without being utilized.

In July 2026, Wyre Finance drew €2.9 billion ($3.3 billion) under the Wyre Facilities (the Wyre Financing Transactions), consisting of €2.7 billion ($3.1 billion) under the Wyre Term Facility and €214.0 million ($242.7 million) under the Wyre Capex Term Facility. The net proceeds were used for, among other things, (i) the refinancing of existing indebtedness, including intercompany loans to shareholders and an intercompany loan to Telenet International Finance Sarl (TIF), a wholly-owned subsidiary of Telenet, (ii) the funding of dividends and (iii) other general corporate purposes. During the remainder of the third quarter of 2026, Wyre Finance drew an additional €75.0 million ($85.0 million) under the Wyre Capex Term Facility.

In August 2026, €283.0 million ($320.9 million) of the Wyre Facilities was refinanced by Wyre Finance into a 5% fixed rate facility maturing in 2033 (the Wyre Fixed Rate Facility). The reduction in the Wyre Facilities was split between the Wyre Term Facility in the amount of €155.7 million ($176.9 million) and the Wyre Capex Term Facility in the amount of €127.3 million ($144.0 million).

In July and August 2026, Telenet used a portion of the proceeds received by TIF from the Wyre Financing Transactions to repay certain outstanding indebtedness, including (i) prepay in full the $2,295.0 million outstanding principal under Telenet Term Loan AR and (ii) purchase and extinguishment of $158.5 million of the $971.6 million principal amount of Telenet 5.50% Senior Notes due 2028.

In July 2026, Liberty Global Europe Holdings BV (LGEH), a wholly-owned subsidiary of Liberty Global, entered into a €300.0 million financing facility. On July 30, 2026, the facility agreement was amended and restated such that Telenet Holdco II BV (Telenet Holdco II), a wholly-owned subsidiary of Telenet, became the borrower under the facility (the HoldCo Facility). Concurrently, Telenet Holdco II entered into an intercompany loan agreement with LGEH under substantially similar terms. The obligations under the HoldCo Facility are secured by Liberty Global’s ownership interest in Wyre. The HoldCo Facility bears interest at a rate of EURIBOR plus a margin ranging from 2.75% to 4.75% and matures three years after the initial drawdown. In August 2026, Telenet Holdco II drew the full €300.0 million under the HoldCo Facility and immediately on-lent the proceeds to LGEH. The proceeds were used for general corporate purposes.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
Maturities of Debt

Maturities of our debt as of September 30, 2026 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on September 30, 2026 exchange rates.

	Vodafone-Ziggo	Telenet	Wyre	VM Ireland	Other (a)	Total
	in millions

Year ending December 31:
2026 (remainder of year)	$326.2	$294.7	$—	$—	$41.6	$662.5
2027	825.1	296.8	0.2	—	15.8	1,137.9
2028	—	1,892.4	0.2	—	—	1,892.6
2029	1,280.1	1,283.7	0.2	1,020.6	362.2	3,946.8
2030	3,073.9	25.6	0.2	—	—	3,099.7
2031	—	26.1	0.2	—	—	26.3
Thereafter	6,696.0	825.4	3,391.8	—	92.9	11,006.1
Total debt maturities (b)	12,201.3	4,644.7	3,392.8	1,020.6	512.5	21,771.9
Deferred financing costs, discounts and premiums, net	(1,130.9)	(8.8)	(95.1)	(2.8)	(11.1)	(1,248.7)
Total debt	$11,070.4	$4,635.9	$3,297.7	$1,017.8	$501.4	$20,523.2
Current portion	$1,151.3	$569.9	$—	$—	$42.4	$1,763.6
Long-term portion	$9,919.1	$4,066.0	$3,297.7	$1,017.8	$459.0	$18,759.6
_______________

(a)Includes (i) $340.2 million of debt drawn under the HoldCo Facility, (ii) $92.9 million of debt drawn on the Egg Power Capex Facility and (iii) $56.7 million of debt related to an advance against the assignment of certain future sponsorship receivables of Formula E.

(b)Amounts include vendor financing obligations of $1,489.8 million, as set forth below:

	Vodafone-Ziggo (1)	Telenet	Total
		in millions

Year ending December 31:
2026 (remainder of year)	$326.2	$84.2	$410.4
2027	807.1	272.3	1,079.4
Total vendor financing maturities	$1,133.3	$356.5	$1,489.8
Current portion	$1,133.3	$356.5	$1,489.8
_______________

(1)VodafoneZiggo Vendor Financing II B.V., a third-party special purpose financing entity that is not consolidated by VodafoneZiggo, has issued an aggregate €700.0 million ($793.8 million) in notes maturing in January 2029 (the Vendor Financing II Notes). The net proceeds from the Vendor Financing II Notes are used to fund the purchase of vendor-financed receivables owed by VodafoneZiggo to certain third parties.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)

Vendor Financing Obligations

A reconciliation of the beginning and ending balances of our vendor financing obligations for the indicated periods is set forth below:

	2026	2025
	in millions

Balance at January 1	$365.9	$355.9
Operating-related vendor financing additions	443.2	251.6
Capital-related vendor financing additions	160.1	84.7
Principal payments on operating-related vendor financing	(439.6)	(298.2)
Principal payments on capital-related vendor financing	(160.5)	(50.6)
Vendor financing additions associated with the VodafoneZiggo Acquisition	1,150.9	—
Foreign currency and other	(30.2)	47.6
Balance at September 30	$1,489.8	$391.0

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities is set forth below:

	September 30, 2026	December 31, 2025
	in millions

ROU assets:
Operating leases (a)	$1,022.2	$773.6
Finance leases (b)	72.0	37.1
Total ROU assets	$1,094.2	$810.7

Lease liabilities:
Operating leases (c)	$1,067.3	$828.5
Finance leases (d)	65.1	33.1
Total lease liabilities	$1,132.4	$861.6
_______________

(a)Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At September 30, 2026, the weighted average remaining lease term for operating leases was 9.3 years and the weighted average discount rate was 4.0%. During the nine months ended September 30, 2026 and 2025, we recorded non-cash additions to our operating lease ROU assets of $81.7 million and $29.6 million, respectively. The increase in our operating lease ROU assets is primarily related to the VodafoneZiggo Acquisition. For additional information, see note 4.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
(b)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At September 30, 2026, the weighted average remaining lease term for finance leases was 5.3 years and the weighted average discount rate was 3.8%. During the nine months ended September 30, 2026 and 2025, we recorded non-cash additions to our finance lease ROU assets of $1.0 million and nil, respectively.

(c)The current portions of our operating lease liabilities are included in other accrued and current liabilities on our condensed consolidated balance sheets. The increase in our operating lease liabilities is primarily related to the VodafoneZiggo Acquisition. For additional information, see note 4.

(d)The current portions of our finance lease liabilities are included in current portion of debt and finance lease obligations on our condensed consolidated balance sheets.

A summary of our aggregate lease expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Finance lease expense:
Depreciation and amortization	$4.3	$1.9	$7.7	$5.3
Interest expense	0.7	0.9	2.0	2.3
Total finance lease expense	5.0	2.8	9.7	7.6
Operating lease expense (a)	48.0	32.1	110.5	88.4
Short-term lease expense (a)	—	0.1	0.1	0.3
Variable lease expense (b)	1.3	0.3	2.1	1.1
Total lease expense	$54.3	$35.3	$122.4	$97.4
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Nine months ended September 30,
	2026	2025
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$87.8	$68.1
Operating cash outflows from finance leases (interest component)	2.0	2.3
Financing cash outflows from finance leases (principal component)	8.9	4.4
Total cash outflows from operating and finance leases	$98.7	$74.8

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
Maturities of our operating and finance lease liabilities as of September 30, 2026 are presented below. Amounts represent U.S. dollar equivalents based on September 30, 2026 exchange rates.

	Operating leases (a)	Finance leases
	in millions

Year ending December 31:
2026 (remainder of year)	$51.0	$9.2
2027	184.8	24.2
2028	161.2	13.2
2029	143.9	9.2
2030	131.5	4.9
2031	114.5	1.7
Thereafter	582.0	12.6
Total payments	1,368.9	75.0
Less: present value discount	(301.6)	(9.9)
Present value of lease payments	$1,067.3	$65.1
Current portion	$164.8	$22.6
Long-term portion	$902.5	$42.5
______________

(a)Operating lease payments exclude $220.2 million of estimated future payments for lease commitments not yet commenced at Ziggo Group. These payments relate to (i) the lease of the new corporate headquarters commencing in 2031 and (ii) the lease back of build-to-suit sites on certain passive infrastructure and tower assets sold to DigitalBridge Investments LLC in 2022, the majority of which are not anticipated to commence until after 2028. Telenet will act as an agent over the construction of future towers on the build-to-suit sites.

(11)    Income Taxes

Our effective tax rate for the three months ended September 30, 2026 was 623.6% (income tax benefit of $652.3 million), which differs from the Bermuda statutory rate of 15.0% (expected income tax benefit of $15.7 million). This difference is primarily due to the positive impact of the release of valuation allowances in the Netherlands of $709.3 million (678.1%), as explained below.

Our effective tax rate for the nine months ended September 30, 2026 was (483.1%) (income tax benefit of $454.1 million), which differs from the Bermuda statutory rate of 15.0% (expected income tax expense of $14.1 million). This difference is primarily due to the positive impact of the release of valuation allowances in the Netherlands of $709.3 million (754.6%), as explained below. The positive impact of this item was partially offset by the negative impact of the derecognition of a tax litigation-related receivable in the U.S. of $133.3 million (141.8%).

Our effective tax rate for the three months ended September 30, 2025 was 36.0% (income tax benefit of $46.9 million), which differs from the Bermuda statutory rate of 15.0% (expected income tax benefit of $19.6 million). This difference is primarily due to the positive impacts of (i) a net decrease in unrecognized tax benefits of $46.4 million (35.6%) and (ii) statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory rate, including $14.5 million (11.1%) in the U.K. The positive impacts of these items were partially offset by the negative impacts of (a) a net increase in valuation allowances in the U.K. of $23.0 million (17.7%) and (b) non-deductible net income from certain investments in the U.K. and the Netherlands of $9.2 million (7.1%).

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
Our effective tax rate for the nine months ended September 30, 2025 was 2.7% (income tax benefit of $116.0 million), which differs from the Bermuda statutory rate of 15.0% (expected income tax benefit of $644.5 million). This difference is primarily due to the negative impacts of (i) non-deductible net foreign currency exchange losses in the U.K. of $899.9 million (20.9%) and (ii) non-deductible net losses from certain investments in the U.K. and the Netherlands of $122.0 million (2.8%). The negative impacts of these items were partially offset by the positive impacts of (a) statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory rate, including $406.8 million (9.5%) in the U.K., and (b) the release of valuation allowances in Luxembourg of $86.0 million (2.0%).

During the third quarter of 2026, we released the valuation allowance previously recorded against certain deferred tax assets in the Netherlands. This release was primarily driven by changes in our assessment of the realizability of tax loss carryforwards following the acquisition of VodafoneZiggo and the inclusion of VodafoneZiggo entities within the Ziggo Group fiscal unity for Dutch tax purposes. The amount of the release reflects management’s updated assessment of the portion of the deferred tax assets that is more likely than not to be realized.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted in the U.S., introducing various changes to federal tax law. We have evaluated the provisions of the OBBBA and determined that they did not have a material impact on our consolidated financial statements through September 30, 2026, nor do we currently anticipate that the OBBBA will have a material impact on our consolidated financial statements in the future.

As of September 30, 2026, our unrecognized tax benefits were $151.4 million, of which $92.1 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

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

On October 7, 2022, the U.S. Department of Justice (DOJ) filed a suit against Liberty Global, Inc. (LGI), a wholly-owned U.S. subsidiary of Liberty Global, in the U.S. District Court of Colorado (the District Court) for unpaid federal income taxes and penalties for the 2018 tax year of approximately $284 million. This action by the DOJ is related to the November 2020 complaint filed by LGI in the District Court seeking a refund of approximately $110 million of taxes, penalties and interest associated with the application of certain temporary Treasury regulations issued in June 2019. In October 2023, the District Court entered judgment against LGI with respect to the refund claim and we appealed this decision to the U.S. Court of Appeals for the Tenth Circuit (the Court of Appeals) in December 2023. In April 2026, the Court of Appeals upheld the District Court’s decision with respect to the refund claim. As a result of the adverse appellate ruling, we concluded that the realization of the refund is no longer probable; therefore, in the first quarter of 2026, we derecognized the associated receivable. In August 2026, the Court of Appeals denied our petition for en banc review. We intend to file a petition for a writ of certiorari with the U.S. Supreme Court. As it pertains to the suit filed by the DOJ in 2022, we will continue our defense of certain matters not specifically addressed in the decision by the Court of Appeals.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
(12)    Equity

Share Repurchases

In July 2026, our board of directors approved a share repurchase program pursuant to which we are authorized to repurchase up to $100.0 million of our outstanding Class A and/or Class C common shares through December 29, 2026.

During the nine months ended September 30, 2026, we repurchased (i) 6,328,325 of our Class A common shares at an average price per share of $10.51 and (ii) 3,281,316 of our Class C common shares at an average price per share of $10.23, for an aggregate purchase price of $100.0 million, including direct acquisition costs. As of September 30, 2026, the authorization under this share repurchase program had been fully utilized. In October 2026, our board of directors authorized the repurchase of up to an additional $100.0 million of our outstanding Class A and/or Class C common shares.

Subsidiary Dividends and Distributions

From time to time, certain of our subsidiaries make cash distributions to their respective shareholders. Our share of these distributions is eliminated in consolidation and the noncontrolling interest owners’ share of these distributions is reflected as a charge against noncontrolling interests in our condensed consolidated statements of equity. In this regard, during the third quarter of 2026, Wyre paid aggregate dividends of €596.0 million ($678.5 million at the transaction date), of which €398.1 million ($453.2 million at the transaction date) was paid to Telenet and €197.9 million ($225.3 million at the transaction date) was paid to Fluvius System Operator CV.

(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Liberty Global (a):
Non-performance-based incentive awards	$25.5	$25.0	$63.9	$68.1
Performance-based incentive awards	20.0	13.9	48.8	34.8
Other (b)	11.9	7.7	19.4	22.6
Total Liberty Global	57.4	46.6	132.1	125.5
Other	0.3	—	6.6	3.9
Total	$57.7	$46.6	$138.7	$129.4
Included in:
Other operating expenses	$4.2	$3.5	$11.0	$9.9
SG&A expenses	53.5	43.1	127.7	119.5
Total	$57.7	$46.6	$138.7	$129.4
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
September 30, 2026
(unaudited)
incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in common shares of Liberty Global in lieu of cash.

The following table provides the aggregate number of options, share appreciation rights (SARs) and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of September 30, 2026:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted average exercise or base price

Held by Liberty Global employees:
Outstanding	34,013,771	$13.71	78,890,352	$13.87
Exercisable	32,025,108	$13.95	76,156,969	$14.00

Held by former Liberty Global employees (b):
Outstanding	2,019,922	$15.58	4,006,748	$15.57
Exercisable	2,019,922	$15.58	4,006,748	$15.57
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

The following table provides the aggregate number of restricted share units (RSUs) and performance-based restricted share units (PSUs) that were outstanding as of September 30, 2026. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class B	Class C

Held by Liberty Global employees:
RSUs	5,454,723	519,268	5,761,823
PSUs	6,393,880	649,086	7,947,931
Held by former Liberty Global employees (a):
RSUs	4,731	—	4,731
PSUs	1,812	—	1,812
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
September 30, 2026
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

The details of our net earnings (loss) attributable to Liberty Global shareholders are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions, except share amounts

Net earnings (loss)	$547.7	$(83.4)	$548.1	$(4,180.5)
Net earnings attributable to noncontrolling interests	(89.8)	(7.3)	(117.5)	(40.4)
Net earnings (loss) attributable to Liberty Global shareholders	$457.9	$(90.7)	$430.6	$(4,220.9)

Weighted average common shares outstanding (basic EPS computation)	338,047,245	339,726,508	337,956,166	344,354,828
Incremental shares (a)	9,071,255	—	12,578,982	—
Weighted average common shares outstanding (diluted EPS computation)	347,118,500	339,726,508	350,535,148	344,354,828

Excluded potentially dilutive employee share-based incentive awards (b)	103,874,145	153,333,863	82,117,974	153,333,863
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

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
(15)    Commitments and Contingencies

Commitments

In the normal course of business, we enter into agreements that commit our company to make cash payments in future periods with respect to purchases of CPE and other equipment and services, programming contracts, network and connectivity commitments and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of September 30, 2026. The commitments included in this table do not reflect any liabilities that are included on our September 30, 2026 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2026
		2027	2028	2029	2030	2031	Thereafter	Total
	in millions

Purchase commitments	$408.1	$876.9	$589.0	$137.9	$54.4	$13.7	$57.9	$2,137.9
Programming commitments	86.8	328.4	298.4	254.6	175.5	33.3	—	1,177.0
Network and connectivity commitments	15.9	38.3	99.3	78.6	76.9	0.3	0.3	309.6
Other commitments	99.8	207.1	185.4	176.7	178.0	42.4	142.8	1,032.2
Total	$610.6	$1,450.7	$1,172.1	$647.8	$484.8	$89.7	$201.0	$4,656.7

Purchase commitments include unconditional and legally binding obligations related to (i) certain service-related commitments, including software development, information technology, maintenance and call center services, and (ii) the purchase of CPE.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $364.1 million and $415.6 million during the nine months ended September 30, 2026 and 2025, respectively.

Network and connectivity commitments include certain equipment and service-related commitments.

Other commitments include (i) race management commitments associated with Formula E and (ii) commitments at Ziggo Group related to service agreements with Vodafone.

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
September 30, 2026
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
September 30, 2026
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
September 30, 2026
(unaudited)
analytical comparisons and benchmarking between segments and (c) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total reportable segment Adjusted EBITDA to earnings (loss) before income taxes is presented below.

As of September 30, 2026, our reportable segments are as follows:

Consolidated:
•Ziggo Group
•Wyre
•VM Ireland

Nonconsolidated:
•VMO2 JV

On July 31, 2026, we completed the VodafoneZiggo Acquisition and revised our segment presentation to reflect Telenet, VodafoneZiggo and certain related corporate entities (including technology services provided through Ziggo Tech Services BV) as one reportable segment, Ziggo Group, consistent with the level at which our CODM now evaluates financial performance and allocates resources. This change did not impact the separate presentation of Wyre as a reportable segment, as described below. Prior to this change, Telenet was presented as a consolidated reportable segment and VodafoneZiggo was presented as a nonconsolidated joint venture reportable segment.

In addition, upon closing of the VodafoneZiggo Acquisition, the existing shareholders’ agreement governing the VodafoneZiggo JV was terminated and replaced with a new shareholders’ agreement, and certain agreements, including new and continuing service agreements, between VodafoneZiggo, Vodafone and Liberty Global have been or will be amended and restated, or otherwise replaced. The terms of certain of these new and continuing service agreements have not been finalized; however, once finalized, such amounts will be charged to Ziggo Group and could be greater than the intercompany charges currently in place. For additional information regarding the VodafoneZiggo Acquisition, see note 4.

During the first quarter of 2026, we revised our segment presentation to separately present Wyre as a reportable segment. Prior to this change, Wyre was included within the Ziggo Group reportable segment (previously our Telenet reportable segment). This change reflects the manner in which our CODM now evaluates the financial performance of our operations in Belgium. Segment information for prior periods has been revised to reflect this change.

Ziggo Group, VM Ireland and the VMO2 JV derive their revenue primarily from residential and B2B communications services, including broadband internet, video, fixed-line telephony and mobile services. Wyre derives revenue primarily by providing access to its network on a wholesale basis.

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
September 30, 2026
(unaudited)
combined cost of the CPE hardware and a portion of the essential software as property and equipment additions and the corresponding amounts charged by our T&I Function are reflected as revenue when earned.

Performance Measures of our Reportable Segments

The amounts presented in the tables below represent 100% of each of our consolidated and nonconsolidated reportable segment’s revenue, expenses and Adjusted EBITDA, despite only holding 50% noncontrolling interests in the VMO2 JV, and prior to the VodafoneZiggo Acquisition, the VodafoneZiggo JV. We account for our 50% interests in the VMO2 JV, and prior to the VodafoneZiggo Acquisition, the VodafoneZiggo JV under the equity method; accordingly, our share of their operating results is included in share of results of affiliates, net in our condensed consolidated statements of operations. Noncontrolling interests, primarily associated with Ziggo Group, Wyre and Formula E, are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Three months ended September 30, 2026			Nine months ended September 30, 2026
	Third-party and affiliate	Intersegment	Total	Third-party and affiliate	Intersegment	Total
	in millions

Ziggo Group (a)	$1,871.5	$35.0	$1,906.5	$5,613.2	$88.0	$5,701.2
Wyre	34.6	159.2	193.8	102.9	487.6	590.5
VM Ireland	118.6	—	118.6	368.0	—	368.0
VMO2 JV (nonconsolidated)	3,262.7	—	3,262.7	9,705.4	—	9,705.4
Total reportable segment revenue	$5,287.4	$194.2	5,481.6	$15,789.5	$575.6	16,365.1
Plus: all other category (b)			356.4			1,116.7
Less: nonconsolidated JV revenue (a)			(3,645.6)			(12,370.5)
Less: elimination of intercompany consolidated revenue (c)			(271.8)			(744.1)
Total consolidated revenue			$1,920.6			$4,367.2

	Revenue
	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Third-party and affiliate	Intersegment	Total	Third-party and affiliate	Intersegment	Total
	in millions

Ziggo Group (a)	$1,929.7	$12.9	$1,942.6	$5,606.7	$39.5	$5,646.2
Wyre	32.0	169.0	201.0	90.9	485.9	576.8
VM Ireland	122.2	—	122.2	360.8	—	360.8
VMO2 JV (nonconsolidated)	3,436.0	—	3,436.0	9,935.8	—	9,935.8
Total reportable segment revenue	$5,519.9	$181.9	5,701.8	$15,994.2	$525.4	16,519.6
Plus: all other category (b)			328.4			1,050.6
Less: nonconsolidated JV revenue (a)			(4,592.8)			(13,267.9)
Less: elimination of intercompany consolidated revenue (c)			(230.3)			(654.9)
Total consolidated revenue			$1,207.1			$3,647.4

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
______________

(a)Includes 100% of the results of the VodafoneZiggo JV prior to the VodafoneZiggo Acquisition.

(b)Amounts include revenue from:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Services agreements with our nonconsolidated JV reportable segments (as further described in note 5)	$147.5	$151.8	$483.3	$430.1
Third parties and affiliates	130.4	128.2	462.3	491.0
Consolidated reportable segments	78.5	48.4	171.1	129.5
Total	$356.4	$328.4	$1,116.7	$1,050.6

(c)Primarily reflects the elimination of (i) transactions between our Ziggo Group and Wyre reportable segments and (ii) the revenue recognized related to the Tech Framework.

The expense categories and amounts presented below for our reportable segments align with the segment-level information that is regularly provided to the CODM. These amounts include intersegment expenses and are exclusive of share-based compensation expense.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Programming and other direct costs of services:
Ziggo Group (a)	$581.8	$572.3	$1,696.5	$1,720.6
Wyre	$1.6	$1.7	$5.0	$5.0
VM Ireland	$43.3	$30.6	$111.7	$97.2
VMO2 JV (nonconsolidated)	$956.7	$1,052.0	$2,799.3	$3,064.8

Operating expenses:
Ziggo Group (a)	$649.9	$649.9	$1,996.9	$1,904.6
Wyre	$53.3	$38.6	$150.7	$112.4
VM Ireland	$46.8	$49.8	$149.0	$143.2
VMO2 JV (nonconsolidated)	$1,098.2	$1,133.7	$3,426.2	$3,375.0
______________

(a)Includes 100% of the results of the VodafoneZiggo JV prior to the VodafoneZiggo Acquisition. The 2026 amounts reflect the reduction in operating expenses of $19.0 million related to the write-off of incremental costs to obtain contracts in connection with the acquisition accounting for the VodafoneZiggo Acquisition. For additional information regarding the VodafoneZiggo Acquisition, see note 4.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)

	Adjusted EBITDA
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Ziggo Group (a)	$674.8	$720.4	$2,007.8	$2,021.0
Wyre	138.9	160.7	434.8	459.4
VM Ireland	28.5	41.8	107.3	120.4
VMO2 JV (nonconsolidated)	1,207.8	1,250.3	3,479.9	3,496.0
Total reportable segment Adjusted EBITDA	$2,050.0	$2,173.2	$6,029.8	$6,096.8
______________

(a)Includes 100% of the results of the VodafoneZiggo JV prior to the VodafoneZiggo Acquisition.

The following table provides a reconciliation of total reportable segment Adjusted EBITDA to earnings (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Total reportable segment Adjusted EBITDA	$2,050.0	$2,173.2	$6,029.8	$6,096.8
Plus: all other category	(50.7)	(54.2)	(94.7)	(92.4)
Less: nonconsolidated JV Adjusted EBITDA (a)	(1,377.3)	(1,772.5)	(4,601.5)	(4,978.0)
Less: intercompany consolidated eliminations (b)	(19.4)	(10.0)	(39.6)	(30.0)
Share-based compensation expense	(57.7)	(46.6)	(138.7)	(129.4)
Depreciation and amortization	(528.8)	(275.9)	(1,056.1)	(758.9)
Impairment, restructuring and other operating items, net	(34.2)	(22.0)	(90.5)	(25.8)
Operating income (loss)	(18.1)	(8.0)	8.7	82.3
Interest expense	(274.2)	(123.3)	(503.8)	(380.3)
Realized and unrealized gains (losses) on derivative instruments, net	325.8	(46.4)	476.2	(617.1)
Foreign currency transaction gains (losses), net	(59.6)	10.0	248.0	(3,160.9)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net	(24.9)	64.4	188.3	175.5
Share of results of affiliates, net	(191.2)	(43.3)	(502.8)	(455.9)
Gain associated with the VodafoneZiggo Acquisition	121.6	—	121.6	—
Other income, net	16.0	16.3	57.8	59.9
Earnings (loss) before income taxes	$(104.6)	$(130.3)	$94.0	$(4,296.5)
_____________

(a)Includes 100% of the results of the VodafoneZiggo JV prior to the VodafoneZiggo Acquisition.

(b)Amounts relate to the Adjusted EBITDA impact related to (i) the Tech Framework and (ii) transactions between our Ziggo Group and Wyre reportable segments in association with the Transition Services and Support (TSS) agreement.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
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

	Nine months ended September 30,
	2026	2025
	in millions

Ziggo Group (a)	$1,100.7	$1,093.7
Wyre	589.4	345.4
VM Ireland	126.0	160.5
VMO2 JV (nonconsolidated)	1,862.0	1,914.8
Total reportable segment property and equipment additions	3,678.1	3,514.4
Plus: all other category (b)	129.9	42.3
Less: nonconsolidated JV property and equipment additions (a)	(2,463.8)	(2,588.3)
Less: elimination of intercompany consolidated property and equipment additions (c)	(27.2)	(30.0)
Total consolidated property and equipment additions	1,317.0	938.4
Assets acquired under capital-related vendor financing arrangements	(144.4)	(72.7)
Assets acquired under finance leases	(1.0)	—
Changes in current liabilities related to capital expenditures	(5.2)	39.8
Total capital expenditures, net	$1,166.4	$905.5
_______________

(a)Includes 100% of the results of the VodafoneZiggo JV prior to the VodafoneZiggo Acquisition.

(b)Includes (i) property and equipment additions representing centrally-owned assets that benefit other operating segments and (ii) the net impact of certain centrally-procured network equipment that is ultimately transferred to other operating segments.

(c)Represents eliminations primarily related to (i) the charges under the Tech Framework to each respective consolidated reportable segment related to the portion of the charges attributed to centrally-held internally developed technology that is embedded within our various CPE, as well as any applicable markup and (ii) a portion of the charges in relation to the TSS agreement between our Ziggo Group and Wyre reportable segments.

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$390.7	$247.2	$887.6	$703.9
Video	326.9	153.8	606.0	451.6
Fixed-line telephony	55.3	47.8	135.4	139.3
Total subscription revenue	772.9	448.8	1,629.0	1,294.8
Non-subscription revenue	12.3	8.3	28.4	18.0
Total residential fixed revenue	785.2	457.1	1,657.4	1,312.8
Residential mobile revenue (c):
Subscription revenue (b)	272.4	131.0	531.5	371.7
Non-subscription revenue	86.5	36.3	164.1	110.1
Total residential mobile revenue	358.9	167.3	695.6	481.8
Total residential revenue	1,144.1	624.4	2,353.0	1,794.6
B2B revenue (d):
Subscription revenue	224.3	116.7	451.7	333.0
Non-subscription revenue	216.7	116.6	454.1	333.2
Total B2B revenue	441.0	233.3	905.8	666.2
Other revenue (e)	335.5	349.4	1,108.4	1,186.6
Total	$1,920.6	$1,207.1	$4,367.2	$3,647.4
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

(d)B2B subscription revenue represents revenue from (i) services provided to small or home office (SOHO) subscribers and (ii) mobile services provided to medium and large enterprises. SOHO subscribers pay a premium price to receive expanded service levels along with broadband internet, video, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. B2B non-subscription revenue includes (a) revenue from business broadband internet, video, fixed-line telephony and data services offered to medium and large

LIBERTY GLOBAL LTD.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2026
(unaudited)
enterprises, and fixed-line and mobile services offered on a wholesale basis to other operators, and (b) revenue from long-term leases of portions of our network.

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the Sunrise Services and the NL JV Services, (ii) revenue at Formula E, (iii) revenue earned from the sales of CPE to the VMO2 JV, VodafoneZiggo and Sunrise and (iv) broadcasting revenue at Ziggo Group and VM Ireland.

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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2026 and 2025.
•Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity as of September 30, 2026 and our condensed consolidated statements of cash flows for the three and nine months ended September 30, 2026 and 2025.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data is presented, as of September 30, 2026.
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
•our ability to anticipate, adapt to and invest in technological developments, evolving network requirements and new, emerging or competing technologies, including artificial intelligence-enabled services, satellite-based connectivity solutions and other technologies that could make our products or services less desirable, less competitive or obsolete;
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
•cybersecurity, data protection and privacy risks, including cyber attacks, unauthorized access, data loss, operational disruptions and failures by us, our affiliates or our third-party providers to comply with applicable data protection laws, regulations and rules;
•fluctuations in currency exchange rates and interest rates;
•instability in global financial markets, including sovereign debt issues, currency instability and related fiscal or monetary policies, which may adversely affect the cost (including interest rates), timing or availability of financing and refinancing transactions;
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
•our ability to successfully acquire new businesses or form joint ventures and, if acquired or joined, to integrate, realize anticipated synergies from and implement our business plans with respect to such businesses, and to successfully identify and manage post-closing operational, financial reporting, internal control and other integration issues;
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

Overview

General

We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe and are an active investor across the technology, media, sports and infrastructure sectors. We also provide innovative technology, operational and financial services to our affiliates and third parties. We provide residential and B2B communications services through (i) Ziggo Group, which holds certain wholly-owned subsidiaries in (a) the Netherlands through VodafoneZiggo and (b) Belgium and Luxembourg through Telenet, and (ii) VM Ireland in Ireland. In addition, we own a 50% noncontrolling interest in the VMO2 JV, which provides residential and B2B communications services in the U.K.

We also have controlling interests in Wyre, an independent infrastructure company in Belgium, and Formula E, a global electric motor racing series.

Operations

At September 30, 2026, our reportable segments, including the nonconsolidated VMO2 JV, owned and operated networks that passed 29,879,500 homes and served 10,835,700 fixed-line customers and 48,121,400 mobile subscribers.

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

Material Changes in Results of Operations

We have completed a number of transactions that impact the comparability of our results of operations, the most notable of which is the VodafoneZiggo Acquisition on July 31, 2026. For further information, see note 4 to our condensed consolidated financial statements.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results, as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended September 30, 2026 was to the euro, as substantially all of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each of our consolidated and nonconsolidated reportable segment’s results of operations, despite only holding a 50% noncontrolling interest in the VMO2 JV. We account for our 50% interest in the VMO2 JV under the equity method; accordingly, our share of their operating results is included in share of results of affiliates, net in our condensed consolidated statements of operations. Noncontrolling interests, primarily associated with Ziggo Group, Wyre and Formula E, are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

General

Ziggo Group, VM Ireland and the VMO2 JV derive their revenue primarily from residential and B2B communications services. Wyre derives revenue primarily by providing access to its network on a wholesale basis. For detailed information regarding the composition of our reportable segments, our “all other category” and how we define and categorize our revenue components, see note 16 to our condensed consolidated financial statements. For information regarding the results of operations of the VMO2 JV, refer to Discussion and Analysis of our Consolidated Operating Results — Share of results of affiliates, net below.

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our reportable segments for the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) with respect to our consolidated reportable segments, the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our reportable segments for the three and nine months ended September 30, 2026 and 2025 at the end of this section.

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

The following table provides a reconciliation of net earnings (loss) to total consolidated Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Net earnings (loss)	$547.7	$(83.4)	$548.1	$(4,180.5)
Income tax benefit	(652.3)	(46.9)	(454.1)	(116.0)
Other income	(16.0)	(16.3)	(57.8)	(59.9)
Gain associated with the VodafoneZiggo Acquisition	(121.6)	—	(121.6)	—
Share of results of affiliates, net	191.2	43.3	502.8	455.9
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	24.9	(64.4)	(188.3)	(175.5)
Foreign currency transaction losses (gains), net	59.6	(10.0)	(248.0)	3,160.9
Realized and unrealized losses (gains) on derivative instruments, net	(325.8)	46.4	(476.2)	617.1
Interest expense	274.2	123.3	503.8	380.3
Operating income (loss)	(18.1)	(8.0)	8.7	82.3
Impairment, restructuring and other operating items, net	34.2	22.0	90.5	25.8
Depreciation and amortization	528.8	275.9	1,056.1	758.9
Share-based compensation expense	57.7	46.6	138.7	129.4
Total consolidated Adjusted EBITDA	$602.6	$336.5	$1,294.0	$996.4

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Ziggo Group (a)	$1,906.5	$1,942.6	$(36.1)	(1.9)	$10.9	1.5
Wyre	193.8	201.0	(7.2)	(3.6)	(4.2)	(2.1)
VM Ireland	118.6	122.2	(3.6)	(2.9)	(1.9)	(1.5)
VMO2 JV (nonconsolidated)	3,262.7	3,436.0	(173.3)	(5.0)
Total reportable segments	5,481.6	5,701.8	(220.2)	(3.9)
Plus: all other category	356.4	328.4	28.0	8.5
Less: elimination of intercompany consolidated revenue	(271.8)	(230.3)	(41.5)	N.M.
Less: nonconsolidated JV revenue (a)	(3,645.6)	(4,592.8)	947.2	N.M.
Total consolidated	$1,920.6	$1,207.1	$713.5	59.1	$6.7	0.6

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Ziggo Group (a)	$5,701.2	$5,646.2	$55.0	1.0	$0.7	—
Wyre	590.5	576.8	13.7	2.4	(8.1)	(1.4)
VM Ireland	368.0	360.8	7.2	2.0	(6.7)	(1.9)
VMO2 JV (nonconsolidated)	9,705.4	9,935.8	(230.4)	(2.3)
Total reportable segments	16,365.1	16,519.6	(154.5)	(0.9)
Plus: all other category	1,116.7	1,050.6	66.1	6.3
Less: elimination of intercompany consolidated revenue	(744.1)	(654.9)	(89.2)	N.M.
Less: nonconsolidated JV revenue (a)	(12,370.5)	(13,267.9)	897.4	N.M.
Total consolidated	$4,367.2	$3,647.4	$719.8	19.7	$(34.2)	(1.0)
_______________

N.M. — Not Meaningful.

(a)Includes 100% of the results of the VodafoneZiggo JV prior to the VodafoneZiggo Acquisition.

Ziggo Group. The details of the increases in Ziggo Group’s revenue during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(7.3)	$—	$(7.3)	$(19.1)	$—	$(19.1)
ARPU	(8.6)	—	(8.6)	(27.2)	—	(27.2)
Increase (decrease) in residential fixed non-subscription revenue	—	(1.7)	(1.7)	—	4.4	4.4
Total increase (decrease) in residential fixed revenue (a)	(15.9)	(1.7)	(17.6)	(46.3)	4.4	(41.9)
Increase (decrease) in residential mobile revenue	3.6	0.5	4.1	6.7	(0.2)	6.5
Increase (decrease) in B2B revenue	(1.8)	6.3	4.5	(4.1)	3.9	(0.2)
Increase in other revenue (b)	—	19.9	19.9	—	36.3	36.3
Total organic increase (decrease)	(14.1)	25.0	10.9	(43.7)	44.4	0.7
Impact of acquisitions	620.2	165.0	785.2	620.2	165.0	785.2
Impact of dispositions	—	(37.9)	(37.9)	—	(140.0)	(140.0)
Impact of FX	(15.9)	(4.5)	(20.4)	55.8	20.3	76.1
Total	$590.2	$147.6	$737.8	$632.3	$89.7	$722.0
_____________

(a)The decrease in residential fixed subscription revenue for the nine-month period includes a decrease associated with the impact of the write-off of previously recognized revenue of $12.8 million during the second quarter of 2026.

(b)The increases in other revenue include increases related to the renegotiation of the Transition Services and Support (TSS) agreement with Wyre. This revenue relates to services provided to Wyre following its formation and is recognized within Ziggo Group’s segment results. As these amounts represent transactions between consolidated reportable segments, the related revenue is eliminated upon consolidation and therefore does not impact Liberty Global’s consolidated revenue.

Wyre. Wyre’s revenue increased (decreased) ($7.2 million) and $13.7 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025. Excluding the effects of FX, Wyre’s revenue decreased $4.2 million and $8.1 million, respectively.

VM Ireland. The details of the changes in VM Ireland’s revenue during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions

Increase (decrease) in residential fixed subscription revenue due to change in:
Average number of customers	$(3.5)	$—	$(3.5)	$(9.2)	$—	$(9.2)
ARPU	0.9	—	0.9	0.7	—	0.7
Increase in residential fixed non-subscription revenue	—	0.1	0.1	—	0.2	0.2
Total increase (decrease) in residential fixed revenue	(2.6)	0.1	(2.5)	(8.5)	0.2	(8.3)
Decrease in residential mobile revenue	(0.3)	—	(0.3)	(1.2)	(0.4)	(1.6)
Increase (decrease) in B2B revenue	(0.2)	2.4	2.2	(0.6)	7.3	6.7
Decrease in other revenue	—	(1.3)	(1.3)	—	(3.5)	(3.5)
Total organic increase (decrease)	(3.1)	1.2	(1.9)	(10.3)	3.6	(6.7)
Impact of FX	(1.4)	(0.3)	(1.7)	9.8	4.1	13.9
Total	$(4.5)	$0.9	$(3.6)	$(0.5)	$7.7	$7.2

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

	Three months ended September 30,		Increase (decrease)		Organic decrease
	2026	2025	$	%	$	%
	in millions, except percentages

Ziggo Group (a)	$674.8	$720.4	$(45.6)	(6.3)	$(17.9)	(9.1)
Wyre	138.9	160.7	(21.8)	(13.6)	(19.5)	(12.2)
VM Ireland	28.5	41.8	(13.3)	(31.8)	(12.9)	(30.8)
VMO2 JV (nonconsolidated)	1,207.8	1,250.3	(42.5)	(3.4)
Total reportable segments	2,050.0	2,173.2	(123.2)	(5.7)
Plus: all other category	(50.7)	(54.2)	3.5	6.5
Less: elimination of intercompany consolidated Adjusted EBITDA	(19.4)	(10.0)	(9.4)	N.M.
Less: nonconsolidated JV Adjusted EBITDA (a)	(1,377.3)	(1,772.5)	395.2	N.M.
Total consolidated	$602.6	$336.5	$266.1	79.1	$(51.6)	(15.6)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Ziggo Group (a)	$2,007.8	$2,021.0	$(13.2)	(0.7)	$6.0	1.1
Wyre	434.8	459.4	(24.6)	(5.4)	(40.1)	(8.6)
VM Ireland	107.3	120.4	(13.1)	(10.9)	(17.0)	(14.1)
VMO2 JV (nonconsolidated)	3,479.9	3,496.0	(16.1)	(0.5)
Total reportable segments	6,029.8	6,096.8	(67.0)	(1.1)
Plus: all other category	(94.7)	(92.4)	(2.3)	(2.5)
Less: elimination of intercompany consolidated Adjusted EBITDA	(39.6)	(30.0)	(9.6)	N.M.
Less: nonconsolidated JV Adjusted EBITDA (a)	(4,601.5)	(4,978.0)	376.5	N.M.
Total consolidated	$1,294.0	$996.4	$297.6	29.9	$(54.3)	(5.5)
_______________

N.M. — Not Meaningful.

(a)Includes 100% of the results of the VodafoneZiggo JV prior to the VodafoneZiggo Acquisition.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Ziggo Group (a)	35.4%	37.1%	35.2%	35.8%
Wyre	71.7%	80.0%	73.6%	79.6%
VM Ireland	24.0%	34.2%	29.2%	33.4%
VMO2 JV (nonconsolidated)	37.0%	36.4%	35.9%	35.2%

(a)Includes 100% of the results of the VodafoneZiggo JV prior to the VodafoneZiggo Acquisition.

In addition to organic changes in the revenue, operating and SG&A expenses of our reportable segments, the Adjusted EBITDA margins presented above include the impact of acquisitions, as applicable. For discussion of the factors contributing to the changes in the Adjusted EBITDA margins of our consolidated reportable segments, see the analysis of our revenue included in Discussion and Analysis of our Reportable Segments above and the analysis of our expenses included in Discussion and Analysis of our Consolidated Operating Results below. For discussion of the factors contributing to the change in the Adjusted EBITDA margin of the VMO2 JV, see Discussion and Analysis of our Consolidated Operating Results — Share of results of affiliates, net below.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, see Discussion and Analysis of our Reportable Segments above.
Revenue

Our revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$390.7	$247.2	$143.5	58.1	$4.7	1.2
Video	326.9	153.8	173.1	112.5	(6.0)	(1.8)
Fixed-line telephony	55.3	47.8	7.5	15.7	(17.2)	(23.5)
Total subscription revenue	772.9	448.8	324.1	72.2	(18.5)	(2.3)
Non-subscription revenue	12.3	8.3	4.0	48.2	(1.6)	(11.2)
Total residential fixed revenue	785.2	457.1	328.1	71.8	(20.1)	(2.5)
Residential mobile revenue (c):
Subscription revenue (b)	272.4	131.0	141.4	107.9	3.3	1.2
Non-subscription revenue	86.5	36.3	50.2	138.3	0.5	0.6
Total residential mobile revenue	358.9	167.3	191.6	114.5	3.8	1.1
Total residential revenue	1,144.1	624.4	519.7	83.2	(16.3)	(1.4)
B2B revenue (d):
Subscription revenue	224.3	116.7	107.6	92.2	(1.6)	(0.7)
Non-subscription revenue	216.7	116.6	100.1	85.8	8.3	4.0
Total B2B revenue	441.0	233.3	207.7	89.0	6.7	1.5
Other revenue (e)	335.5	349.4	(13.9)	(4.0)	16.3	5.0
Total	$1,920.6	$1,207.1	$713.5	59.1	$6.7	0.6

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential fixed revenue (a):
Subscription revenue (b):
Broadband internet	$887.6	$703.9	$183.7	26.1	$17.7	2.1
Video	606.0	451.6	154.4	34.2	(39.3)	(6.2)
Fixed-line telephony	135.4	139.3	(3.9)	(2.8)	(33.2)	(20.2)
Total subscription revenue	1,629.0	1,294.8	334.2	25.8	(54.8)	(3.3)
Non-subscription revenue	28.4	18.0	10.4	57.8	4.4	18.7
Total residential fixed revenue	1,657.4	1,312.8	344.6	26.2	(50.4)	(3.0)
Residential mobile revenue (c):
Subscription revenue (b)	531.5	371.7	159.8	43.0	5.5	1.1
Non-subscription revenue	164.1	110.1	54.0	49.0	(0.6)	(0.4)
Total residential mobile revenue	695.6	481.8	213.8	44.4	4.9	0.7
Total residential revenue	2,353.0	1,794.6	558.4	31.1	(45.5)	(1.9)
B2B revenue (d):
Subscription revenue	451.7	333.0	118.7	35.6	(4.7)	(1.1)
Non-subscription revenue	454.1	333.2	120.9	36.3	18.2	4.3
Total B2B revenue	905.8	666.2	239.6	36.0	13.5	1.5
Other revenue (e)	1,108.4	1,186.6	(78.2)	(6.6)	(2.2)	(0.2)
Total	$4,367.2	$3,647.4	$719.8	19.7	$(34.2)	(1.0)
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $7.8 million and $8.0 million during the three months ended September 30, 2026 and 2025, respectively, and $21.7 million and $24.8 million during the nine months ended September 30, 2026 and 2025, respectively.

(d)B2B subscription revenue represents revenue from (i) services provided to SOHO subscribers and (ii) mobile services provided to medium and large enterprises. SOHO subscribers pay a premium price to receive expanded service levels along with broadband internet, video, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. B2B non-subscription revenue includes (a) revenue from business broadband internet, video, fixed-line telephony and data services offered to medium and large enterprises, and fixed-line and mobile services offered on a wholesale basis to other operators, and (b) revenue from long-term leases of portions of our network.

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the Sunrise Services and the NL JV Services, (ii) revenue at Formula E, (iii) revenue earned from the sales of CPE to the VMO2 JV, VodafoneZiggo and Sunrise and (iv) broadcasting revenue at Ziggo Group and VM Ireland.

Total revenue. Our consolidated revenue increased $713.5 million or 59.1% and $719.8 million or 19.7% during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025. These increases include an increase of $785.2 million attributable to the VodafoneZiggo Acquisition and decreases of $51.9 million and $162.3 million, respectively, attributable to the impact of dispositions. On an organic basis, our consolidated revenue increased (decreased) $6.7 million or 0.6% and ($34.2 million) or (1.0%), respectively.

Residential revenue. The details of the increases in our consolidated residential revenue during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, are as follows:

	Three-month period	Nine-month period
	in millions

Decrease in residential fixed subscription revenue due to change in:
Average number of customers	$(10.8)	$(28.3)
ARPU	(7.7)	(26.5)
Increase (decrease) in residential fixed non-subscription revenue	(1.6)	4.4
Total decrease in residential fixed revenue	(20.1)	(50.4)
Increase in residential mobile subscription revenue	3.3	5.5
Increase (decrease) in residential mobile non-subscription revenue	0.5	(0.6)
Total organic decrease in residential revenue	(16.3)	(45.5)
Impact of acquisitions and dispositions	551.8	544.6
Impact of FX	(15.8)	59.3
Total increase in residential revenue	$519.7	$558.4

On an organic basis, our consolidated residential mobile subscription revenue increased $3.3 million or 1.2% and $5.5 million or 1.1% during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025, primarily due to increases at Ziggo Group.

Other revenue. On an organic basis, our consolidated other revenue increased (decreased) $16.3 million or 5.0% and ($2.2 million) or (0.2%) during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025, primarily due to the net effect of (i) higher sales of CPE to the VMO2 JV and (ii) decreases in revenue earned from the NL JV Services and, for the nine-month period, the Sunrise Services.

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

The details of our programming and other direct costs of services are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Ziggo Group (a)	$581.8	$572.3	$9.5	1.7	$15.7	5.2
Wyre	1.6	1.7	(0.1)	(5.9)	(0.2)	(11.8)
VM Ireland	43.3	30.6	12.7	41.5	13.4	43.8
VMO2 JV (nonconsolidated)	956.7	1,052.0	(95.3)	(9.1)
Total reportable segments	1,583.4	1,656.6	(73.2)	(4.4)
Plus: all other category	241.9	215.4	26.5	12.3
Less: elimination of intercompany consolidated programming and other direct costs of services	(178.3)	(189.3)	11.0	N.M.
Less: nonconsolidated JV programming and other direct costs of services (a)	(1,039.6)	(1,289.8)	250.2	N.M.
Total consolidated	$607.4	$392.9	$214.5	54.6	$70.2	19.6

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Ziggo Group (a)	$1,696.5	$1,720.6	$(24.1)	(1.4)	$(15.5)	(1.7)
Wyre	5.0	5.0	—	—	(0.2)	(4.0)
VM Ireland	111.7	97.2	14.5	14.9	10.1	10.4
VMO2 JV (nonconsolidated)	2,799.3	3,064.8	(265.5)	(8.7)
Total reportable segments	4,612.5	4,887.6	(275.1)	(5.6)
Plus: all other category	691.1	656.9	34.2	5.2
Less: elimination of intercompany consolidated programming and other direct costs of services	(526.9)	(534.5)	7.6	N.M.
Less: nonconsolidated JV programming and other direct costs of services (a)	(3,367.3)	(3,748.4)	381.1	N.M.
Total consolidated	$1,409.4	$1,261.6	$147.8	11.7	$32.8	2.9
_______________

N.M. — Not Meaningful.

(a)Includes 100% of the results of the VodafoneZiggo JV prior to the VodafoneZiggo Acquisition.

Our programming and other direct costs of services increased $214.5 million or 54.6% and $147.8 million or 11.7% during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025. These increases include an increase of $187.8 million attributable to the VodafoneZiggo Acquisition and decreases of $34.2 million and $119.1 million, respectively, attributable to the impact of dispositions. On an organic basis, our programming and other direct costs of services increased $70.2 million or 19.6% and $32.8 million or 2.9%, respectively. These increases include the following factors:

•Increases in costs of $28.3 million and $51.9 million, respectively, related to the sales of CPE to the VMO2 JV;

•An increase (decrease) in programming and copyright costs of $17.1 million or 14.8% and ($17.7 million) or (4.3%), respectively, primarily attributable to costs for certain content, due to (i) an increase for the three-month comparison and a decrease for the nine-month comparison at Ziggo Group and (ii) increases at VM Ireland. The increases at VM

Ireland include $10.2 million of costs related to a change in estimate of certain content inventory at VM Ireland during the third quarter of 2026;

•Increases in costs of $2.7 million and $13.9 million, respectively, related to the sales of CPE to VodafoneZiggo; and

•For the three-month comparison, an increase in other direct costs of $24.1 million related to costs incurred in connection with Formula E race events.

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

The details of our other operating expenses are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Ziggo Group (a)	$252.9	$257.1	$(4.2)	(1.6)	$(1.5)	(1.2)
Wyre	31.5	24.6	6.9	28.0	7.5	30.5
VM Ireland	30.6	34.7	(4.1)	(11.8)	(3.8)	(11.0)
VMO2 JV (nonconsolidated)	597.6	481.2	116.4	24.2
Total reportable segments	912.6	797.6	115.0	14.4
Plus: all other category	28.4	41.9	(13.5)	(32.2)
Less: elimination of intercompany consolidated other operating expenses	(20.5)	(17.3)	(3.2)	N.M.
Less: nonconsolidated JV other operating expenses (a)	(638.4)	(609.4)	(29.0)	N.M.
Total consolidated (excluding share-based compensation expense)	282.1	212.8	69.3	32.6	$(8.4)	(4.0)
Share-based compensation expense	4.2	3.5	0.7	20.0
Total	$286.3	$216.3	$70.0	32.4

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Ziggo Group (a)	$778.8	$779.4	$(0.6)	(0.1)	$2.8	0.8
Wyre	90.7	72.9	17.8	24.4	14.0	19.2
VM Ireland	101.6	101.3	0.3	0.3	(3.7)	(3.7)
VMO2 JV (nonconsolidated)	1,561.7	1,356.1	205.6	15.2
Total reportable segments	2,532.8	2,309.7	223.1	9.7
Plus: all other category	103.9	125.3	(21.4)	(17.1)
Less: elimination of intercompany consolidated other operating expenses	(63.2)	(50.0)	(13.2)	N.M.
Less: nonconsolidated JV other operating expenses (a)	(1,874.9)	(1,770.0)	(104.9)	N.M.
Total consolidated (excluding share-based compensation expense)	698.6	615.0	83.6	13.6	$(19.9)	(3.3)
Share-based compensation expense	11.0	9.9	1.1	11.1
Total	$709.6	$624.9	$84.7	13.6
_______________

N.M. — Not Meaningful.

(a)Includes 100% of the results of the VodafoneZiggo JV prior to the VodafoneZiggo Acquisition.

Our other operating expenses (exclusive of share-based compensation expense) increased $69.3 million or 32.6% and $83.6 million or 13.6% during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025. These increases include an increase of $88.8 million attributable to the VodafoneZiggo Acquisition and decreases of $4.8 million and $10.1 million, respectively, attributable to the impact of dispositions. On an organic basis, our other operating expenses decreased $8.4 million or 4.0% and $19.9 million or 3.3%, respectively. These decreases include the following factors:

•Decreases in personnel costs of $13.6 million or 25.1% and $30.3 million or 16.9%, respectively, including decreases at Ziggo Group, primarily due to (i) lower staffing levels, (ii) lower average costs per employee and (iii) lower contingent labor costs;

•Increases in outsourced labor costs of $4.8 million or 16.8% and $6.1 million or 7.2%, respectively, primarily associated with customer facing activities at Wyre;

•Increases in external sales and marketing costs of $2.8 million or 47.1% and $5.9 million or 91.4%, respectively, primarily related to higher costs associated with advertising campaigns;

•Decreases in customer service costs of $3.1 million or 17.6% and $4.7 million or 9.0%, respectively, primarily related to lower call center costs at Ziggo Group;

•Increases in business service costs of $7.2 million or 47.9% and $2.6 million or 4.2%, respectively, primarily attributable to (i) higher consulting costs and (ii) higher people services costs at Ziggo Group; and

•Decreases in core network and information technology-related costs of $6.9 million or 10.0% and $2.2 million or 1.4%, respectively, primarily due to lower information technology-related costs.

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

The details of our SG&A expenses are as follows:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

Ziggo Group (a)	$397.0	$392.8	$4.2	1.1	$14.6	12.1
Wyre	21.8	14.0	7.8	55.7	8.1	57.9
VM Ireland	16.2	15.1	1.1	7.3	1.4	9.3
VMO2 JV (nonconsolidated)	500.6	652.5	(151.9)	(23.3)
Total reportable segments	935.6	1,074.4	(138.8)	(12.9)
Plus: all other category	136.8	125.3	11.5	9.2
Less: elimination of intercompany consolidated SG&A expenses	(53.6)	(13.7)	(39.9)	N.M.
Less: nonconsolidated JV SG&A expenses (a)	(590.3)	(921.1)	330.8	N.M.
Total consolidated (excluding share-based compensation expense)	428.5	264.9	163.6	61.8	$(1.9)	(0.7)
Share-based compensation expense	53.5	43.1	10.4	24.1
Total	$482.0	$308.0	$174.0	56.5

	Nine months ended September 30,		Increase (decrease)		Organic increase
	2026	2025	$	%	$	%
	in millions, except percentages

Ziggo Group (a)	$1,218.1	$1,125.2	$92.9	8.3	$7.4	2.1
Wyre	60.0	39.5	20.5	51.9	18.1	45.8
VM Ireland	47.4	41.9	5.5	13.1	3.8	9.1
VMO2 JV (nonconsolidated)	1,864.5	2,018.9	(154.4)	(7.6)
Total reportable segments	3,190.0	3,225.5	(35.5)	(1.1)
Plus: all other category	416.4	360.8	55.6	15.4
Less: elimination of intercompany consolidated SG&A expenses	(114.4)	(40.4)	(74.0)	N.M.
Less: nonconsolidated JV SG&A expenses (a)	(2,526.8)	(2,771.5)	244.7	N.M.
Total consolidated (excluding share-based compensation expense)	965.2	774.4	190.8	24.6	$8.0	1.1
Share-based compensation expense	127.7	119.5	8.2	6.9
Total	$1,092.9	$893.9	$199.0	22.3
_______________

N.M. — Not Meaningful.

(a)Includes 100% of the results of the VodafoneZiggo JV prior to the VodafoneZiggo Acquisition.

Supplemental SG&A expense information

	Three months ended September 30,		Increase		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

General and administrative (a)	$261.9	$191.9	$70.0	36.5	$(8.7)	(4.6)
External sales and marketing	166.6	73.0	93.6	128.2	6.8	9.3
Total	$428.5	$264.9	$163.6	61.8	$(1.9)	(0.7)

	Nine months ended September 30,		Increase		Organic increase (decrease)
	2026	2025	$	%	$	%
	in millions, except percentages

General and administrative (a)	$626.3	$531.2	$95.1	17.9	$9.4	1.8
External sales and marketing	338.9	243.2	95.7	39.4	(1.4)	(0.6)
Total	$965.2	$774.4	$190.8	24.6	$8.0	1.1
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $163.6 million or 61.8% and $190.8 million or 24.6% during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025. These increases include an increase of $175.8 million attributable to the VodafoneZiggo Acquisition and decreases of $5.9 million and $16.5 million, respectively, attributable to the impact of dispositions. On an organic basis, our SG&A expenses increased (decreased) ($1.9 million) or (0.7%) and $8.0 million or 1.1%, respectively. These changes include the following factors:

•Increases in business service costs of $10.1 million or 24.5% and $16.6 million or 15.4%, respectively, primarily attributable to (i) higher consulting costs and (ii) higher people services costs at Ziggo Group;

•Increases in core network and information technology-related costs of $10.0 million or 45.7% and $15.1 million or 25.8%, respectively, primarily due to higher information technology-related costs, including increases at Ziggo Group;

•Decreases in personnel costs of $15.3 million or 10.6% and $8.5 million or 2.1%, respectively, including decreases at Ziggo Group, primarily due to (i) lower staffing levels and (ii) lower contingent labor costs; and

•For the three-month comparison, an increase in external sales and marketing costs of $6.8 million or 9.3%, primarily attributable to (i) higher third-party sales commissions and (ii) higher costs associated with advertising campaigns at Ziggo Group.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Liberty Global (a):
Non-performance-based incentive awards	$25.5	$25.0	$63.9	$68.1
Performance-based incentive awards	20.0	13.9	48.8	34.8
Other (b)	11.9	7.7	19.4	22.6
Total Liberty Global	57.4	46.6	132.1	125.5
Other	0.3	—	6.6	3.9
Total	$57.7	$46.6	$138.7	$129.4
Included in:
Other operating expenses	$4.2	$3.5	$11.0	$9.9
SG&A expenses	53.5	43.1	127.7	119.5
Total	$57.7	$46.6	$138.7	$129.4
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

Depreciation and amortization expense

Our depreciation and amortization expense was $528.8 million and $1,056.1 million for the three and nine months ended September 30, 2026, respectively, and $275.9 million and $758.9 million for the three and nine months ended September 30, 2025, respectively. Excluding the effects of FX, depreciation and amortization expense increased $259.0 million or 93.9% and $259.3 million or 34.2% during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025. These changes are primarily due to the net effect of (i) an increase associated with the VodafoneZiggo Acquisition, (ii) an increase associated with property and equipment additions related to the installation of CPE, the expansion and upgrade of our networks and other capital initiatives, primarily at Ziggo Group, and (iii) a decrease associated with certain assets becoming fully depreciated, primarily at Ziggo Group.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $34.2 million and $90.5 million during the three and nine months ended September 30, 2026, respectively, and $22.0 million and $25.8 million during the three and nine months ended September 30, 2025, respectively.

The amounts for the 2026 periods primarily include (i) restructuring costs of $15.5 million and $44.8 million, respectively, primarily at Ziggo Group, (ii) direct acquisition and disposition costs of $18.4 million and $31.2 million, respectively, and (iii) an impairment charge on certain long-lived assets of $11.1 million during the first quarter of 2026.

The amounts for the 2025 periods primarily include restructuring costs of $20.6 million and $24.0 million, respectively. During the third quarter of 2025, we commenced a restructuring program that included employee terminations within certain of our centralized functions and recorded $17.3 million of restructuring costs in the third quarter of 2025 related to this program.

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

Interest expense

We recognized interest expense of $274.2 million and $503.8 million during the three and nine months ended September 30, 2026, respectively, and $123.3 million and $380.3 million during the three and nine months ended September 30, 2025, respectively. Excluding the effects of FX, interest expense increased $119.7 million or 97.2% and $78.0 million or 20.5% during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025. These increases are primarily attributable to higher average outstanding debt balances, due largely to debt acquired in connection with the VodafoneZiggo Acquisition. In addition, interest expense for the third quarter of 2026 includes an increase of $39.1 million related to the VodafoneZiggo Acquisition for the amortization of the debt fair value adjustments over the remaining term of the underlying debt. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements. For additional information regarding the VodafoneZiggo Acquisition, see note 4 to our condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Cross-currency and interest rate derivative contracts (a)	$325.0	$36.6	$471.8	$(397.3)
Foreign currency forward and option contracts	0.8	1.5	4.4	(12.2)
Equity-related derivative instruments (b)	—	(84.5)	—	(207.6)
Total	$325.8	$(46.4)	$476.2	$(617.1)

_______________

(a)The gains for the 2026 periods are primarily attributable to net gains associated with changes in (i) the relative value of certain currencies and (ii) certain market interest rates. In addition, the gains for the 2026 periods include net losses of $9.7 million and $6.7 million, respectively, resulting from changes in our credit risk valuation adjustments. The results for the 2025 periods are primarily attributable to the net effect of (a) a net gain for the three-month period and a net loss for the nine-month period associated with changes in the relative value of certain currencies and (b) net gains associated with changes in certain market interest rates. In addition, the results for the 2025 periods include a net gain (loss) of ($6.1 million) and $3.3 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Intercompany balances denominated in a currency other than the entity’s functional currency (a)	$(1.4)	$13.6	$399.4	$(3,580.1)
U.S. dollar-denominated debt issued by euro functional currency entities	(151.6)	(1.6)	(241.9)	423.3
Cash and restricted cash denominated in a currency other than the entity’s functional currency	92.5	(0.2)	90.0	(3.0)
Other	0.9	(1.8)	0.5	(1.1)
Total	$(59.6)	$10.0	$248.0	$(3,160.9)
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

EdgeConneX (a)	$—	$0.3	$154.2	$3.9
ITV	(16.0)	(20.9)	(22.1)	58.9
Lionsgate (b)	(29.0)	7.7	14.6	0.4
Televisa Univision	2.0	(3.5)	9.8	(45.1)
Plume	(2.7)	(0.4)	(9.5)	(13.4)
Vodafone (c)	—	86.1	—	207.7
Other, net	20.8	(4.9)	41.3	(36.9)
Total	$(24.9)	$64.4	$188.3	$175.5
______________

(a)We completed the sale of our investment in EdgeConneX during the second quarter of 2026.

(b)Amounts represent the change in fair value of our investment in Lionsgate, both before and after the Lionsgate Separation. Following the Lionsgate Separation, changes in fair value related to our investment in Starz are included in “Other, net” in the above table.

(c)We completed the sale of our investment in Vodafone during the third quarter of 2025.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

VMO2 JV (a)	$(217.7)	$(11.2)	$(442.3)	$(258.9)
nexfibre JV	(8.0)	(10.8)	(35.4)	(53.0)
VodafoneZiggo JV (b)	27.6	2.7	(11.3)	(68.0)
AtlasEdge JV	8.5	(23.2)	(9.6)	(57.7)
Other, net	(1.6)	(0.8)	(4.2)	(18.3)
Total	$(191.2)	$(43.3)	$(502.8)	$(455.9)
_______________

(a)Represents our share of the results of operations of the VMO2 JV. The 2026 amounts include our share of a pension settlement charge recognized by the VMO2 JV in connection with the buy-out of a subsidiary pension plan, which was previously recorded as a component of accumulated other comprehensive loss. The summarized results of operations of the VMO2 JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	in millions

Revenue	$3,262.7	$3,436.0	$9,705.4	$9,935.8
Adjusted EBITDA	$1,207.8	$1,250.3	$3,479.9	$3,496.0
Operating income	$143.3	$305.0	$281.3	$609.7
Non-operating expense (1)	$(751.0)	$(308.8)	$(1,458.8)	$(1,229.6)
Net loss	$(431.7)	$(20.0)	$(870.1)	$(494.7)
    _______________

(1)Includes interest expense of $423.6 million, $413.2 million, $1,261.1 million and $1,201.8 million in the respective periods shown.

The changes in the VMO2 JV’s revenue during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, are primarily due to the net effect of (i) decreases in other revenue related to low-margin construction revenue from the nexfibre JV, (ii) decreases in consumer fixed revenue and (iii) decreases in B2B fixed revenue as O2 Business rationalizes the product portfolio. The changes in the VMO2 JV’s Adjusted EBITDA during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, are primarily due to the net effect of (a) the aforementioned changes in revenue, (b) legal matters, comprising a net benefit during the third quarter of 2026 that was partially offset by a provision recorded during the first quarter of 2026, (c) lower sales commission expense due to a change in the estimated amortization period for sales commissions implemented during the second quarter of 2026, and (d) cost reduction initiatives. In addition, the reported revenue and Adjusted EBITDA amounts are impacted by FX.

(b)Amounts represent activity through the date of the VodafoneZiggo Acquisition and include (i) our share of the results of operations of the VodafoneZiggo JV and (ii) interest income of $4.9 million, $15.1 million, $34.5 million and $42.8 million in the respective periods shown, representing 100% of the interest earned on the VodafoneZiggo JV Receivables. For additional information regarding the VodafoneZiggo Acquisition, see note 4 to our condensed consolidated financial statements.

Gain associated with the VodafoneZiggo Acquisition

In connection with the VodafoneZiggo Acquisition, we recognized a gain of $121.6 million during the nine months ended September 30, 2026. For additional information, see note 4 to our condensed consolidated financial statements.

Other income, net

We recognized other income, net, of $16.0 million and $16.3 million during the three months ended September 30, 2026 and 2025, respectively, and $57.8 million and $59.9 million during the nine months ended September 30, 2026 and 2025, respectively. These amounts include interest and dividend income of $24.5 million and $20.5 million during the three-month periods, respectively, and $54.8 million and $78.1 million during the nine-month periods, respectively.

Income tax benefit

We recognized income tax benefits of $652.3 million and $454.1 million during the three and nine months ended September 30, 2026, respectively, and $46.9 million and $116.0 million during the three and nine months ended September 30, 2025, respectively.

The income tax benefit during the three months ended September 30, 2026 differs from the expected income tax benefit of $15.7 million (based on the Bermuda statutory income tax rate of 15.0%). This difference is primarily due to the positive impact of the release of valuation allowances.

The income tax benefit during the nine months ended September 30, 2026 differs from the expected income tax expense of $14.1 million (based on the Bermuda statutory income tax rate of 15.0%). This difference is primarily due to the positive impact of the release of valuation allowances, partially offset by the negative impact of the derecognition of a tax litigation-related receivable.

The income tax benefit during the three months ended September 30, 2025 differs from the expected income tax benefit of $19.6 million (based on the Bermuda statutory income tax rate of 15.0%), primarily due to the net positive impact of (i) a net decrease in unrecognized tax benefits and (ii) statutory rates in certain jurisdictions in which we operate that are different than the Bermuda statutory income tax rate. The net positive impact of these items was partially offset by the net negative impact of (a) permanent differences between the financial and tax accounting treatment of items associated with certain investments and (b) a net increase in valuation allowances.

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

Net earnings (loss)

During the three months ended September 30, 2026 and 2025, we reported net earnings (loss) of $547.7 million and ($83.4 million), respectively, consisting of (i) operating losses of $18.1 million and $8.0 million, respectively, (ii) net non-operating expense of $86.5 million and $122.3 million, respectively, and (iii) income tax benefit of $652.3 million and $46.9 million, respectively.

During the nine months ended September 30, 2026 and 2025, we reported net earnings (loss) of $548.1 million and ($4,180.5 million), respectively, consisting of (i) operating income of $8.7 million and $82.3 million, respectively, (ii) net non-operating income (expense) of $85.3 million and ($4,378.8 million), respectively, and (iii) income tax benefit of $454.1 million and $116.0 million, respectively.

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

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests was $89.8 million and $7.3 million during the three months ended September 30, 2026 and 2025, respectively, and $117.5 million and $40.4 million during the nine months ended September 30, 2026 and 2025, respectively, attributable to noncontrolling interests primarily associated with Ziggo Group, Wyre and Formula E.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Each of our significant operating subsidiaries is separately financed within one of our four subsidiary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within VodafoneZiggo, Telenet, Wyre and VM Ireland. Although our borrowing groups typically generate cash from operating activities, the terms of the instruments governing the indebtedness of these borrowing groups may restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2026 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$2.3
Unrestricted subsidiaries (b)	1,663.0
Total Liberty Global and unrestricted subsidiaries	1,665.3
Borrowing groups (c):
Telenet	233.2
VodafoneZiggo	84.0
Wyre	61.4
VM Ireland	2.8
Total borrowing groups	381.4
Total cash and cash equivalents (d)	$2,046.7
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.
(d)The total cash and cash equivalents balance includes $1,016.5 million or 49.7%, $866.0 million or 42.3% and $158.7 million or 7.8% denominated in U.S. dollars, euros and British pound sterling, respectively.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $1,663.0 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, subject to certain tax and legal considerations, represented available liquidity at the corporate level at September 30, 2026. Our remaining cash and cash equivalents of $381.4 million at September 30, 2026 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at September 30, 2026, see note 11 to the consolidated financial statements included in our 2025 10-K.

Our short-term sources of corporate liquidity include (i) readily available assets, such as cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries and (ii) funds derived from other items, such as (a) interest and dividend income on cash, cash equivalents and investments held by Liberty Global and, subject to certain tax and legal considerations, its unrestricted subsidiaries, including dividend distributions received from the VMO2 JV and (b) cash received with respect to transitional and other services provided to various third parties and affiliates.

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of dividend distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VMO2 JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all.

At September 30, 2026, our consolidated cash and cash equivalents included $2,044.4 million held by entities that are domiciled outside of Bermuda. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

During the nine months ended September 30, 2026, the aggregate amount of our share repurchases, including direct acquisition costs, was $100.0 million. Under our current share repurchase program, we are authorized to repurchase up to $100.0 million of our outstanding Class A and/or Class C common shares through December 29, 2026. As of September 30, 2026, the authorization under this share repurchase program had been fully utilized. In October 2026, our board of directors authorized the repurchase of up to an additional $100.0 million of our outstanding Class A and/or Class C common shares. For additional information, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at September 30, 2026, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our September 30, 2026 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) purchase obligations associated with CPE and certain service-related commitments, (b) programming, studio output and sports rights contracts and (c) certain operating costs associated with our networks. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, a significant portion of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 15 to our condensed consolidated financial statements.

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

Capitalization

We seek to maintain debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our borrowing groups to maintain their debt at levels that result in a consolidated debt balance (measured using applicable debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of the applicable debt agreements) that is between four and six times our consolidated Adjusted EBITDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Certain of our consolidated businesses and equity method investments face high leverage, significant competition, weak macro-economic conditions, regulatory uncertainties, and high risk-free rate and credit spread risks. The ability of the borrowing groups of our consolidated businesses and equity method investments to access debt financing on favorable terms, or at all, could be adversely impacted by these conditions and therefore could adversely affect their financial performance, leverage and credit profile.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our borrowing groups and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global Ltd. Our credit facilities and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At September 30, 2026, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At September 30, 2026, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $21.8 billion, including $1.8 billion that is classified as current on our condensed consolidated balance sheet and $14.1 billion that is not due until 2030 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2026.

Notwithstanding our negative working capital position at September 30, 2026, we believe we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements and our operations during the next 12 months. However, as our maturing debt grows in later years, we anticipate we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. In addition, the financial failure of any of our counterparties could (i) reduce amounts available under committed credit facilities and (ii) adversely impact our ability to access cash deposited with any failed financial institution. Any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

For additional information concerning our debt and finance lease obligations, see notes 9 and 10, respectively, to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. The condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	Nine months ended September 30,
	2026	2025	Change
	in millions

Net cash provided by operating activities	$944.2	$580.2	$364.0
Net cash used by investing activities	(1,428.9)	(607.8)	(821.1)
Net cash provided (used) by financing activities	467.4	(273.4)	740.8
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(12.1)	158.8	(170.9)
Net decrease in cash and cash equivalents and restricted cash	$(29.4)	$(142.2)	$112.8

Operating Activities. The increase in net cash provided by operating activities is primarily attributable to the net effect of (i) an increase in cash provided by our Adjusted EBITDA and related working capital items, (ii) an increase in cash provided due to lower payments for taxes and (iii) a decrease in cash provided due to lower net cash receipts related to derivative instruments. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our consolidated statements of operations.

Investing Activities. The increase in net cash used by investing activities is primarily attributable to the net effect of (i) an increase in cash used of $1,125.8 million associated with higher net cash paid related to the VodafoneZiggo Acquisition, (ii) a decrease in cash used of $677.8 million from the sale of our investment in EdgeConneX, (iii) an increase in cash used of $260.9 million due to higher capital expenditures, (iv) an increase in cash used of $205.8 million primarily due to the net effect of (a) lower net cash received from the sale of our investments held under SMAs, (b) $101.8 million of net proceeds from the partial sale of our investment in ITV and (c) €82.8 million ($95.5 million at the applicable rate) of net proceeds from the partial sale of our investment in Vodafone in 2025, and (v) a decrease in cash used of $110.7 million related to the sale of UPC Slovakia. Capital expenditures increased from $905.5 million during the nine months ended September 30, 2025 to $1,166.4 million during the nine months ended September 30, 2026, primarily due to an increase in our net local currency capital expenditures and related working capital movements.

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

	Nine months ended September 30,
	2026	2025
	in millions

Property and equipment additions	$1,317.0	$938.4
Assets acquired under capital-related vendor financing arrangements	(144.4)	(72.7)
Assets acquired under finance leases	(1.0)	—
Changes in current liabilities related to capital expenditures	(5.2)	39.8
Capital expenditures, net	$1,166.4	$905.5

The increase in our property and equipment additions during the nine months ended September 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) an increase in local currency expenditures of our subsidiaries primarily due to (a) an increase in expenditures for new build and upgrade projects, (b) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, and (c) an increase in expenditures for the purchase and installation of CPE, and (ii) an increase due to the VodafoneZiggo Acquisition.

Financing Activities. The change in net cash provided (used) by financing activities is primarily attributable to the net effect of (i) an increase in cash of $1,154.0 million due to higher net borrowings of debt, including €78.2 million ($90.2 million at the applicable rate) associated with the partial settlement of the Vodafone Collar Loan in 2025, (ii) a decrease in cash of $225.3 million due to higher dividend distributions by subsidiaries to noncontrolling interest owners and (iii) a decrease in cash of $99.2 million due to higher net cash payments related to derivatives, including €71.7 million ($82.7 million at the applicable rate) associated with the partial unwind and restructure of the Vodafone Collar in 2025.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by operating activities, plus operating-related vendor financed expenses (which represents an increase in the period to our actual cash available as a result of extending vendor payment terms beyond normal payment terms, which are typically 90 days or less, through non-cash financing activities), less (i) cash payments in the period for capital expenditures, (ii) principal payments on operating- and capital-related amounts financed by vendors and intermediaries (which represents a decrease in the period to our actual cash available as a result of paying amounts to vendors and intermediaries where we previously had extended vendor payments beyond the normal payment terms) and (iii) principal payments on finance leases (which represents a decrease in the period to our actual cash available), each as reported in our condensed consolidated statements of cash flows. Net cash provided by operating activities includes cash paid for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions of $15.7 million and $2.2 million during the nine months ended September 30, 2026 and 2025, respectively.

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

The following table provides the details of our adjusted free cash flow:

	Nine months ended September 30,
	2026	2025
	in millions

Net cash provided by operating activities	$944.2	$580.2
Operating-related vendor financing additions (a)	443.2	251.6
Cash capital expenditures, net	(1,166.4)	(905.5)
Principal payments on operating-related vendor financing	(439.6)	(298.2)
Principal payments on capital-related vendor financing	(160.5)	(50.6)
Principal payments on finance leases	(8.9)	(4.4)
Adjusted free cash flow	$(388.0)	$(426.9)
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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2025 10-K. The following discussion updates selected numerical information to September 30, 2026.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2026.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At September 30, 2026, $1,016.5 million or 49.7%, $866.0 million or 42.3% and $158.7 million or 7.8% of our consolidated cash balance was denominated in U.S. dollars, euros and British pound sterling, respectively.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	September 30, 2026	December 31, 2025

Spot rates:
Euro	0.8819	0.8521
British pound sterling	0.7539	0.7434

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Average rates:
Euro	0.8690	0.8558	0.8611	0.8958
British pound sterling	0.7438	0.7416	0.7435	0.7613

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

Weighted Average Variable Interest Rate. At September 30, 2026, the outstanding principal amount of our variable-rate indebtedness aggregated $12.0 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 5.2%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $60.0 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

VodafoneZiggo Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2026:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VodafoneZiggo cross-currency and interest rate derivative contracts by approximately €413 million ($469 million); and

(ii)an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the VodafoneZiggo cross-currency and interest rate derivative contracts by approximately €55 million ($63 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €57 million ($65 million).

Wyre Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2026, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Wyre cross-currency and interest rate derivative contracts by approximately €85 million ($97 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €89 million ($101 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2026, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €64 million ($73 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of September 30, 2026. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2026
		2027	2028	2029	2030	2031	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(81.7)	$(167.5)	$(240.4)	$(139.5)	$(63.1)	$(42.4)	$(73.6)	$(808.2)
Principal-related (b)	—	—	(55.2)	—	13.6	(38.0)	(13.8)	(93.4)
Other (c)	(2.2)	(4.5)	(1.7)	(1.3)	(0.7)	(0.2)	—	(10.6)
Total	$(83.9)	$(172.0)	$(297.3)	$(140.8)	$(50.2)	$(80.6)	$(87.4)	$(912.2)
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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2026. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of September 30, 2026 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

On July 31, 2026, we completed the acquisition of the remaining 50% interest in VodafoneZiggo, which is now a consolidated subsidiary. We are in the process of integrating VodafoneZiggo's processes and internal controls into our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 15 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2026 through July 31, 2026:
Class A	525,000	$10.45	525,000	(b)
Class C	150,000	$10.17	150,000	(b)
August 1, 2026 through August 31, 2026:
Class A	3,000,000	$10.61	3,000,000	(b)
Class C	1,725,000	$10.34	1,725,000	(b)
September 1, 2026 through September 30, 2026:
Class A	2,803,325	$10.42	2,803,325	(b)
Class C	1,406,316	$10.09	1,406,316	(b)
Total — July 1, 2026 through September 30, 2026:
Class A	6,328,325	$10.51	6,328,325	(b)
Class C	3,281,316	$10.23	3,281,316	(b)
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)Under our current share repurchase program, we are authorized to repurchase up to $100.0 million of our outstanding Class A and/or Class C common shares through December 29, 2026. As of September 30, 2026, the authorization under this share repurchase program had been fully utilized. In October 2026, our board of directors authorized the repurchase of up to an additional $100.0 million of our outstanding Class A and/or Class C common shares. For additional information, see note 12 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 5.OTHER INFORMATION

During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

10 — Material Contracts:
10.1***+
Shareholders’ Agreement, dated July 31, 2026, by and among Liberty Global Holding B.V., Liberty Global Broadband I Limited and Vodafone Europe B.V. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 6, 2026 (File No. 001-35961)).

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
***
Certain schedules, exhibits and annexes (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted attachments upon request by the SEC

+	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and are the type that the registrant treats as private or confidential. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL LTD.

Dated:	November 3, 2026	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	November 3, 2026	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer